Form 10QSB
period 2000-08-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2000-10-23
CIK 1116694

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

                 For the quarterly period ended August 31, 2000

[ ]  TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
     ACT

             For the transition period from__________ to ___________


                          CAPITAL GROWTH SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                              --------------------
                           (Former Name of Registrant)

            Florida                           0-30831           65-0953505
          ---------                         ------------        -----------
  (State or other jurisdiction of       (Commission File       (IRS Employer
 incorporation or organization)          No.)                Identification No.)



      6856 Bridlewood Court Boca Raton, Florida 33433          (561)362-5287
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)


Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: September 30, 2000
                                            ------------------


          CLASS                               Outstanding at September 30, 2000
--------------------------------              ---------------------------------
Common stock $.0001 Par Value                             931,500



                          CAPITAL GROWTH SYSTEMS, INC.

PART I:  FINANCIAL INFORMATION                                             PAGE
                                                                           ----

         Independent Accountant's Report                                     3

         Comparative Balance Sheets as of August 31, 2000
         (Unaudited)and May 31, 2000                                         4

         Comparative Statements of Operations for the Three Months
         Ended August 31, 2000 and Cumulative from September 29,
         1999 (Inception) to August 31, 2000 (Unaudited)                     5

         Comparative  Statement of Cash Flows for the Three Months
         Ended August 31,2000 and Cumulative from September
         29, 1999 (inception) to Augsut 31,  2000                            6

         Notes to  Financial Statements
         (Unaudited) as of August 31,  2000                                  7

         Management Discussion and Analysis of Financial

         Condition and Results of Operations                                 8

                              FINANCIAL STATEMENTS
                                       OF
                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                      FOR THE PERIOD ENDED AUGUST 31, 2000

                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------


To the Board of Directors of:
Capital Growth Systems, Inc.

I have reviewed the accompanying balance sheet of Capital Growth Systems Inc. (a development stage enterprise) as of August 31, 2000 and the related statements of operations and cash flows for the three months then ended and for the period September 29, 1999 (inception) to August 31, 2000. These financial statements are the responsibility of the Company's management.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.



F. Kenneth Tomek, CPA

Coral Springs, Florida
October 20, 2000

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEET
                                  (UNAUDITED)

                                                          8/31/00       05/31/00
                                                        (Unaudited)

                   ASSETS

CURRENT ASSETS

Cash                                                      $ 3,156       $ 4,656
                                                          -------       -------

TOTAL ASSETS                                              $ 3,156       $ 4,656
                                                          =======       =======


LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accounts Payable                                          $ 1,278       $ 1,500
                                                          -------       -------

TOTAL CURRENT LIABILITIES                                   1,278         1,500

STOCKHOLDERS' EQUITY

Common Stock, $.0001 par value 25,000,000
shares authorized, 931,500 shares issued
and oustanding                                                 93            93

Capital in excess of par value                              4,722         4,722

Accumulated deficit                                        (2,937)       (1,659)
                                                          -------       -------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                                      $ 3,156       $ 4,656
                                                          =======       =======


                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 Cumulative from
                                               For the Three        09/29/99
                                               Months Ended      (Inception) to
                                                 08/31/00           08/31/00
                                               -------------     --------------
REVENUE                                        $                 $
                                                ------------     --------------

OPERATING EXPENSES

  Legal and Accounting                                 1,500
  Licenses & Permits                                     159
  Printing                                             1,278              1,278
                                                ------------     --------------
    Total Operating Expenses                           1,278              2,937

NET LOSS                                             ($1,278)           ($2,937)
                                                ------------     --------------


Net loss per share
Basic and diluted                               $    0.00137     $      0.00315
                                                ------------     --------------

Weighted average number of
shares outstanding during the
period - basis undiluted                             931,500            931,500




                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Cumulative from
                                               Three Months       09/29/99
                                                  Ended         (Inception) to
                                                  08/31/00         08/31/00
                                               -------------   ----------------

Cash flows fromm operating activities:

 Net loss                                        ($1,278)           ($2,937)

 Adjustments to reconcile net loss
 to cash used in operating activities:

  (Decrease) Increase in Current Liabilities        (222)             1,278

Cash flows fron financing activities:

  Proceeds fron issuance of common stock                              4,815

NET  (DECREASE) INCREASE IN CASH                  (1,500)             3,156
                                               ---------         ----------

CASH - BEGINNING OF PERIOD                         4,656                  0

CASH - END OF PERIOD                           $   3,156         $    3,156
                                               =========         ==========








                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2000


NOTE 1          BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion; however that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.


NOTE 2          STOCKHOLDERS' EQUITY

 The company is authorized to issue 25,000,000 shares of common stock at $.0001 par value.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS" THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Results of Operations

For the three months ended August 31, 2000 the Company has not generated any revenues. The Company continues to investigate various business opportunities. Management's efforts to date have been devoted to the filing of the Company's registration statement. Now, that this objective has been met, management intends to focus on prospective business targets. The Company has incurred operating expenses of $1,278 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful, in acquiring a business, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company as of August 31, 2000 has a total of $3,156 in cash and payables totaling $1,278. The investigation of prospective business candidates will involve the expenditure of capital. The Company's limited financial resources will severely restrict the Company's ability to identify prospective business opportunities.

PART II.  OTHER INFORMATION AND SIGNATURES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.



BY: /s/ Allen Borowsky,  President
-----------------------------------



Dated: This 20th  day of October 2000.