Form 10QSB
period 2000-11-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2001-01-16
CIK 1116694

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended November 30, 2000

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

         Yes  (X)                  No   ( )


                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity , as of the latest practicable date:      December 31, 2000
                                                 -----------------


           CLASS                                Outstanding at November 30, 2000
-----------------------------------------       --------------------------------
Common stock $.0001 Par Value                               931,500


                                CAPITAL GROWTH SYSTEMS, INC.

PART I:   FINANCIAL INFORMATION                                                         PAGE
                                                                                        ----

               Independent Accountant's Report                                            2

               Comparative Balance Sheets as of November 30, 2000                         3
               (Unaudited)and May 31, 2000

               Comparative Statements of Operations for the Three Months
               Ended November 30, 2000 and Cumulative from September 29,
               1999 (Inception) to November 30, 2000  (Unaudited)                         4

               Comparative  Statement of Cash Flows for the Three Months
               Ended November 30, 2000 and Cumulative from September
               29, 1999 (inception) to November 30, 2000(Unaudited)                       5

               Notes to  Financial Statements
               (Unaudited) as of November 30,  2000                                       6

               Management Discussion and Analysis of Financial
               Condition and Results of Operations                                        7


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------

To the Board of Directors of:
Capital Growth Systems, Inc.

I have reviewed the accompanying balance sheet of Capital Growth Systems Inc. (a development stage enterprise) as of November 30, 2000 and the related statements of operations and cash flows for the three months then ended and for the period September 29, 1999 (inception) to November 30, 2000. These financial statements are the responsibility of the Company's management.

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

F. Kenneth Tomek, CPA

Coral Springs, Florida
January 8, 2001

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                11/30/00        5/31/00
                                              (Unaudited)

                   ASSETS
                   ------

CURRENT ASSETS

Cash                                            $ 2,320        $ 4,656
                                                -------        -------

TOTAL ASSETS                                    $ 2,320        $ 4,656
                                                =======        =======


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------

CURRENT LIABILITIES

Accounts Payable                                $ 1,278        $ 1,500
                                                -------        -------

TOTAL CURRENT LIABILITIES                         1,278          1,500

STOCKHOLDERS' EQUITY

Common Stock, $.0001 par value 25,000,000
shares authorized, 931,500 shares issued
and oustanding                                       93             93

Capital in excess of par value                    4,722          4,722

Accumulated deficit                              (3,773)        (1,659)
                                                -------        -------

TOTAL LIABILITIES &
STOCKHOLDERS' EQUITY                            $ 2,320        $ 4,656
                                                =======        =======










                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Cumulative from
                                  For the Three       09/29/99
                                   Months Ended    (Inception) to
                                     11/30/00         11/30/00
                                   -------------   ---------------

REVENUE                             $    --          $    --
                                    ---------        ---------

OPERATING EXPENSES

  Legal and Accounting                    836            2,336
  Licenses & Permits                     --                159
  Printing                               --              1,278
                                    ---------        ---------
    Total Operating Expenses              836            3,773

NET LOSS                            ($    836)       ($  3,773)
                                    ---------        ---------


Net loss per share

Basic and diluted                   $ 0.00090        $ 0.00405
                                    ---------        ---------

Weighted average number of
shares outstanding during the
period - basis undiluted              931,500          931,500















                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                              Cumulative from
                                                Three Months     09/29/99
                                                   Ended      (Inception) to
                                                  11/30/00       11/30/00
                                                ------------  ---------------

Cash flows from operating activities:

 Net loss                                          $  (836)       $(3,773)

 Adjustments to reconcile net loss
 to cash used in operating activities:

  (Decrease) Increase in Current Liabilities             0          1,278

Cash flows from financing activities:

  Proceeds fron issuance of common stock                 0          4,815

NET  (DECREASE) INCREASE IN CASH                      (836)         2,320
                                                   -------        -------

CASH - BEGINNING OF PERIOD                           3,156              0

CASH - END OF PERIOD                               $ 2,320        $ 2,320
                                                   =======        =======












                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF NOVEMBER 30, 2000

NOTE 1          BASIS OF PRESENTATION
                ---------------------

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

NOTE 2          STOCKHOLDERS' EQUITY
                --------------------

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

Results of Operations

Since our inception, Capital Growth Systems, Inc. ("Capital Growth" or "we") has not generated any revenues. We continue to investigate various business opportunities. We incurred operating expenses of $838 during the three months ended November 30, 2000 and a total of $3,773 since our inception. We will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

The Company as of November 30, 2000 has a total of $2,320 in cash and payables totaling $1,278. The investigation of prospective business candidates will involve the expenditure of capital. The Company's limited financial resources will severely restrict the Company's ability to identify prospective business opportunities.

PART II.  OTHER INFORMATION AND SIGNATURES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.


BY: /s/ Allen Borowsky
    --------------------------
    Allen Borowsky,  President

Dated: This 15th day of January 2001