Form 10QSB
period 2001-02-28
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2001-04-19
CIK 1116694

Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended February 28, 2001

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE
   ACT
             For the transition period from__________ to ___________


                          CAPITAL GROWTH SYSTEMS, INC.
                        ---------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                       ----------------------------------
                           (Former Name of Registrant)

   Florida                             0-30831                65-0953505
  ---------                            -------                -----------
(State or other jurisdiction of     (Commission Fil          (IRS Employer
incorporation or organization)        No.)                  Identification No.)



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

         Yes  (X )                  No   ( )

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date:


           CLASS                               Outstanding at March 31, 2001
----------------------------                   -----------------------------
Common stock $.0001 Par Value                            931,500



                          CAPITAL GROWTH SYSTEMS, INC.

PART I: FINANCIAL INFORMATION                                                         PAGE
                                                                                      ----

         Independent Accountant's Report                                               2

         Comparative Balance Sheets as of February 28, 2001 3 (Unaudited)and May
         31, 2000 (Unaudited)                                                          3

         Comparative Statements of Operations for the Three Months Ended
         February 28, 2001 and Cumulative from September 29, 1999 (Inception) to
         February 28, 2001 (Unaudited)                                                 4

         Comparative Statement of Cash Flows for the Three Months Ended February
         28, 2001 and Cumulative from September 29, 1999 (inception) to February
         28, 2001(Unaudited)                                                           5

         Notes to Financial Statements (Unaudited) as of November 30, 2001             6

         Management Discussion and Analysis of Financial Condition and Results
         of Operations                                                                 7


                         INDEPENDENT ACCOUNTANTS' REPORT
                         -------------------------------




To the Board of Directors of:
Capital Growth Systems, Inc.

I have reviewed the accompanying balance sheet of Capital Growth Systems Inc. (a development stage enterprise) as of February 28, 2001, and the related statements of operations and cash flows for the three months then ended and for the period September 29, 1999 (inception) to February 28, 2001. These financial statements are the responsibility of the Company's management.

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



F. Kenneth Tomek, CPA

Coral Springs, Florida
March 9, 2001

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                  BALANCE SHEET



                                                          2/28/01       5/31/00
                                                          -------       -------
                                                        (Unaudited)

                   ASSETS
                   ------

CURRENT ASSETS
Cash                                                      $ 1,733       $ 4,656
                                                          -------       -------

TOTAL ASSETS                                              $ 1,733       $ 4,656
                                                          =======       =======


LIABILITIES & STOCKHOLDERS' EQUITY
----------------------------------


CURRENT LIABILITIES

Accounts Payable                                          $ 1,278       $ 1,500
                                                          -------       -------

TOTAL CURRENT LIABILITIES                                   1,278         1,500

STOCKHOLDERS' EQUITY

Common Stock, $.0001 par value 25,000,000
shares authorized, 931,500 shares issued
and oustanding                                                 93            93

Capital in excess of par value                              4,722         4,722

Accumulated deficit                                        (4,360)       (1,659)
                                                          -------       -------

TOTAL LIABILITIES &
-------------------
STOCKHOLDERS' EQUITY                                      $ 1,733       $ 4,656
--------------------                                      =======       =======



                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                              Cumulative from
                                         For the Three            09/29/99
                                         Months Ended          (Inception) to
                                           02/28/01               02/28/01
                                         ------------            ------------

REVENUE                                    $                       $
                                           ---------               ---------

OPERATING EXPENSES
  Legal and Accounting                          1136                   2,636
  Licenses & Permits                             159                     318
  Printing                                       128                   1,406
                                           ---------               ---------
    Total Operating Expenses                   1,423                   4,360

NET LOSS                                   ($  1,423)              ($  4,360)
                                           ---------               ---------


Net loss per share
Basic and diluted                          $ 0.00153               $ 0.00468
                                           ---------               ---------

Weighted average number of
shares outstanding during the
period - basis undiluted                     931,500                 931,500



                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                Cumulative from
                                                                    09/29/99
                                            Three Months Ended   (Inception) to
                                                 02/28/01           02/28/01
                                                 -------            -------

Cash flows from operating activities:

 Net loss                                        ($1,423)             ($4,360)

 Adjustments to reconcile net loss
 to cash used in operating activities:
  (Decrease) Increase in Current Liabilities                            1,278

Cash flows from financing activities:

  Proceeds fron issuance of common stock                                4,815

NET  (DECREASE) INCREASE IN CASH                  (1,423)               1,733
                                                 -------              -------

CASH - BEGINNING OF PERIOD                         3,156                    0

CASH - END OF PERIOD                             $ 1,733              $ 1,733
                                                 =======              =======



                 See accompanying notes to financial statements

                          CAPITAL GROWTH SYSTEMS, INC.
                        (A DEVELOPMENT STAGE ENTERPRISE)
                          NOTES TO FINANCIAL STATEMENTS
                             AS OF FEBRUARY 28, 2001

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

Results of Operations

Since our inception, Capital Growth Systems, Inc. ("Capital Growth" or "we") has not generated any revenues. We continue to investigate various business opportunities. We incurred operating expenses of $1,423 during the three months ended February 28, 2001 and a total of $4,360 since our inception. We will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company as of November 30, 2001 has a total of $1,733 in cash and payables totaling $1,278. The investigation of prospective business candidates will involve the expenditure of capital. The Company's limited financial resources will severely restrict the Company's ability to identify prospective business opportunities.

PART II.  OTHER INFORMATION AND SIGNATURES


                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL GROWTH SYSTEMS, INC.


    /s/ Allen Borowsky
BY:--------------------------
    Allen Borowsky,  president



Dated: This 16th  day of April  2001