Form 10QSB
period 2001-08-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2001-11-02
CIK 1116694

Securities and Exchange Commission
                                    Washington, D. C.  20549

                                            FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

         For the quarterly period ended August 31, 2001

[ ]   TRANSITION REPORT UNDER SECTION 14 OR 15(D) OF THE EXCHANGE ACT

             For the transition period from__________ to ___________


                          Capital Growth Systems, Inc,
                   -------------------------------------------
                (Name of Registrant as specified in its charter)


                                       N/A
                       ----------------------------------
                           (Former Name of Registrant)

       Florida                        0-30831                 65-09535505
       ---------                    ------------              ------------
(State or other jurisdiction of   (Commission File           (IRS Employer
 incorporation or organization)         No.)               Identification No.)



         12630 Via Ravenna, Boynton Beach, Florida 33436 (561) 362-5287
--------------------------------------------------------------------------------
          (Address and telephone number of principal executive offices)



Check whether the issuer has (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months, (or such shorter period that the Registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

         Yes  (X )                  No   ( )


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity , as of the latest practicable date: August 31, 2001
                                             ---------------

            CLASS                              Outstanding at August 31, 2001
-----------------------------                  ------------------------------
Common stock $0.001 Par Value                            931,500

                        CAPITAL GROWTH SYSTEMS, INC.

PART I:   FINANCIAL INFORMATION                                           PAGE
                                                                          ----

          Balance Sheet as of August 31, 2001 (Unaudited)
          and May 31, 2001                                                  3

          Statements of Operations for the Three Months Ended
          August 31, 2001 and 2000 (Unaudited) and cumulative
          from September 29, 1999 (inception) to August 31, 2001            4

          Statements of Cash Flows for the Three Months Ended
          August 31, 2001 and 2000 (Unaudited) and cumulative
          from September 29, 1999 (inception) to August 31, 2001            5

          Notes to Financial Statements                                     6

          Management's Discussion and Analysis of Financial
          Condition                                                         7

                          Capital Growth Systems, Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                                 --------------
                                   (Unaudited)

                                                                      August 31, 2001      May 31, 2001
                                                                      ---------------      ------------
                                                                      (Unaudited)
                                     Assets
Cash                                                                   $      712          $    1,075
                                                                       ----------          ----------

Total Current Assets                                                   $      712          $    1,075
                                                                       ==========          ==========


                      Liabilities and Stockholders' Equity


Liabilities
Accounts payable                                                       $      490          $      490
                                                                       ----------          ----------

Total Current Liabilities                                                     490                 490
                                                                       ----------          ----------

Stockholders' Equity
Common stock, $0.0001 par value, 25,000,000 shares authorized,
   931,500 shares issued and outstanding                                       93                  93
Additional paid in capital                                                  4,722               4,722
Deficit accumulated during development stage                               (4,593)             (4,230)
                                                                       ----------          ----------

Total Stockholders' Equity                                                    222                 585
                                                                       ----------          ----------

 Total Liabilities and Stockholders' Equity                            $      712          $    1,075
                                                                       ==========          ==========






                 See accompanying notes to financial statements.

                          Capital Growth Systems, Inc.
                          (A Development Stage Company)
                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                                             Cumulative from
                                                           September 29, 1999
                                                             (Inception) to      Three months ended August 31,
                                                             August 31, 2001        2001              2000
                                                           ------------------    --------          ---------
Operating Expenses
General and administrative fees                              $   1,188          $      24          $   1,278
Legal and accounting                                             3,405                339                 --
                                                             ---------          ---------          ---------
Total Operating Expenses                                         4,593                363              1,278

Loss from Operations                                            (4,593)              (363)            (1,278)
                                                             ---------          ---------          ---------

Net Loss                                                        (4,593)              (363)         $  (1,278)
                                                             =========          =========          =========

Net loss per share - basic and diluted                              --                 --          $      --
                                                             =========          =========          =========

Weighted average number of shares outstanding during
  the period - basic and diluted                               931,500            931,500            931,500
                                                             =========          =========          =========











                 See accompanying notes to financial statements.

                          Capital Growth Systems, Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                                   (Unaudited)


                                                Cumulative from
                                              September 29, 1999
                                                (Inception) to         Three Months Ended August 31,
                                                August 31, 2001           2001              2000
                                              -------------------      ---------          ---------
Net Cash Used in Operating Activities             $(4,103)             $    (363)         $  (1,500)

Cash Flows from Financing Activities
Proceeds from issuance of common stock              4,815                     --                 --
                                                  -------              ---------          ---------

Net Cash Provided by Financing Activities           4,815                     --                 --
                                                  -------              ---------         -- -------

Net increase (decrease) in cash                       712                   (363)            (1,500)

Cash at Beginning of Period                            --                  1,075              4,656
                                                  -------              ---------          ---------

Cash at End of Period                             $   712              $     712          $   3,156
                                                  =======              =========          =========











                 See accompanying notes to financial statements.

                          Capital Growth Systems, Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  May 31, 2001
                                  ------------


Note 1   Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position and results of operations.

It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

For further information, refer to the audited financial statements and footnotes for the year ended May 31, 2001 included in the Company's Form 10-KSB.

Note 2   Going Concern

As reflected in the accompanying financial statements for the three months ended August 31, 2001, the Company is still in its development stage, has a net loss from operations of $363, an accumulated deficit of $4,593, and net cash used in operations of $363. The ability of the Company to continue as a going concern is dependent on the Company's ability to develop a business plan or locate a merger/acquisition candidate. Management is currently seeking a merger/acquisition candidate. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


Results of Operations

For the three months ended August 31, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $4,593 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company has cash of $712 and liabilities totaling $490. The investigation of prospective business candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, its shareholders or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.

PART II.  OTHER INFORMATION AND SIGNATURES



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CAPITAL GROWTH SYSTEMS, INC.


/s/ Allen Borowsky
-----------------------------
BY: /s/ Allen Borowsky,  president



Dated: This 30th day of October 2001