Form 10QSB
period 2001-11-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2002-10-09
CIK 1116694

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended November 30, 2001

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT
           For the transition period from            to
                                         ------------   ------------

            Commission File Number 0-30831

                       CAPITAL GROWTH SYSTEMS, INC.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Florida                              65-0953505
       ------------------------     -----------------------------------
---
      (State of Incorporation)      (I.R.S. Employer Identification
                                                Number)

            ONE WEST CAMINO REAL, SUITE 118, BOCA RATON, FL 33432
             ----------------------------------------------------
                   (Address of principal executive offices)

                              561-361-4567
                ----------------------------------------
                     (Issuer's telephone number)


          12630 Via Ravenna, Boynton Beach, Florida, 33436
       ----------------------------------------------------------------
    (Former name, address or fiscal year if changed since last report)


Check whether the issuer has (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     (x)          No    ( )

                   APPLICABLE ONLY TO CORPORATE ISSUERS

The total number of shares outstanding of the issuer's common shares, par value $ .001, as of the date of this report, follow:

                                   931,500

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                             CAPITAL GROWTH SYSTEMS, INC.
                          (A Development Stage Company)

                             Interim Financial Statements
                                  (Unaudited)

                               November 30, 2001

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
NOVEMBER 30, 2001
(UNAUDITED)

                                                      2001        2000

ASSETS
Current Assets
Cash                                             $       1     $  2,320
                                                  --------      -------

Total Current Assets                                     1        2,320
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $       1    $   2,320
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $      -      $  1,278
Advance from shareholder                                -          -
                                                  --------      -------

TOTAL CURRENT LIABILITIES                               -         1,278
                                                  --------      -------

Stockholders' Equity
Common stock, authorized 50,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( 2000 - 931,500)                           93           93

Additional paid in capital                          6,212        4,722
Deficit accumulated during the development stage   (6,304)      (3,773)
                                                 --------      -------

Total Stockholders' Equity                              1        1,042
                                                --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       1    $   2,320
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED)


                                                              From
                                                           Inception
                                                         Sept 29, 1999
                                                           To Nov 30
                                           2001      2000     2001
INCOME                                   $    -  $    -      $    -
                                          -------  ------     -------

OPERATING EXPENSES
Professional Fees                         2,504       836      5,080
Amortization Expenses                       -        -           -
Administrative Expenses                      60     1,278      1,224
                                         -------  -------     ------

Total Operating Expenses                  2,564     2,114      6,304
                                        -------  --------     -------

Net Loss from Operations                $(2,564)   (2,114)  $ (6,304)
                                          =======  =======   =======

Weighted average number of shares
 outstanding                         931,500    931,500      931,500
                                   ========== =========   ==========

Net Loss Per Share                    $     -   $    -      $(0.001)
                                       =======   =======    =======


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2001
(UNAUDITED)

                                                           From Inception
                                                           Sept 29, 1999
                                                             To Nov 30
                                         2001        2000      2001

Cash Flows From Operating Activities
Net loss                                 $ (2,564) $ (2,114)  $ (6,304)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                    -         -          -
Changes in assets and liabilities
 Increase in Advance from Shareholder         -         -          -
 Increase in Accounts payable                 -       1,278        -
                                          -------    ------    -------
                                              -       1,278        -
                                          -------    ------    -------

Net Cash Used in Operating Activities      (2,564)     (836)    (6,304)
                                          -------    ------    -------

Cash Flow From Financing Activities
Issuance of common stock                      -         -        4,815
Contributed capital                         1,490       -        1,490
                                          -------    ------    -------
Net Cash Provided By Financing Activities   1,490       -        6,305
                                          -------    ------    -------

Increase(decrease) in Cash                 (1,074)     (836)         1

Cash and Cash Equivalents - Beginning
    of period                               1,075     3,156        -
                                          -------    ------    -------

Cash and Cash Equivalents - End
     of period                           $      1   $ 2,320   $      1
                                          =======    ======    =======

Supplemental Cash Flow Information
 Interest paid                           $   -       $   -    $    -
                                          =======     ======   =======
 Taxes paid                              $   -       $   -    $    -
                                          =======     ======   =======

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2001
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies:

	Nature of Business

Capital Growth Systems, Inc. (the "Company") was incorporated on September 29, 1999 under the laws of the State of Florida. The Company's primary business operations are to and engage in a viable venture. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends on going public in order to raise the funds required in order to fulfill its business objectives.

	The Company's fiscal year end is May 31,

	Basis of Presentation - Development Stage Company

The Company has not earned any revenue from limited principal operations. Accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

	Basis of Accounting

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. In the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

	Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures.
 Accordingly, actual results could differ from those estimates.

	Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considered all
cash and other highly	liquid investments with initial maturities of
three months or less to be cash equivalents.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2001
(UNAUDITED)

	Net earning (loss) per share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from the computation, as their effect is anti-dilutive.

	Fair Value of Financial Instruments

The carrying amounts of accounts payable and advance for shareholder are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

	Income Taxes

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.

Note 2 - Capital Stock Transactions

The authorized capital is 25,000,000 shares of common stock at $.0001 par value. The Company has issued at total of 931,500 shares of common stock for a total cash consideration of $ 6,305.

Note 3 - Going Concern:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and the Company has generated no income.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

PART II - OTHER INFORMATION


Item 2 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

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

Results of Operations

For the six months ended November 30, 2001 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,304 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


Liquidity and Capital Resources

The Company has cash of $1. The investigation of prospective business candidates involves the expenditure of capital. The Company will likely have to look to its sole officer, its shareholders or to third parties for additional capital. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.


Item 6 - Exhibits and Reports on Form 8-K

         Exhibit 11 - Computation of earnings per common share - see
                       Statement of Operations

         Reports on Form 8-K

	Form 8-K released on October 9, 2002 indicates a change in control as the result of a sale of 99.9% of the issued common shares. In addition a new sole officer and director was appointed and the previous sole officer and director has resigned.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, The Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


CAPITAL GROWTH SYSTEMS, INC.


BY: /s/ JAMES J.  CAPRIO
   ---------------------------
   James J. Caprio, President


Dated:  October 9, 2002