Form 10QSB/A
period 2002-02-28
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2002-10-09
CIK 1116694

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended February 28, 2002

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

                             Interim Financial Statements
                                  (Unaudited)

                               February 28, 2002

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
FEBRUARY 28, 2002
(UNAUDITED)

                                                      2002        2001

ASSETS
Current Assets
Cash                                             $       1     $  1,733
                                                  --------      -------

Total Current Assets                                     1        1,733
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $       1    $   1,733
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $      -      $  1,278
Advance from shareholder                                -          -
                                                  --------      -------

TOTAL CURRENT LIABILITIES                               -         1,278
                                                  --------      -------

Stockholders' Equity
Common stock, authorized 50,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( 2000 - 931,500)                           93           93

Additional paid in capital                          6,212        4,722
Deficit accumulated during the development stage   (6,304)      (4,360)
                                                 --------      -------

Total Stockholders' Equity                              1          455
                                                --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       1    $   1,733
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
(UNAUDITED)


                                                              From
                                                           Inception
                                                         Sept 29, 1999
                                                           To Feb 28,
                                           2002      2001     2002
INCOME                                   $    -  $    -      $    -
                                          -------  ------     -------

OPERATING EXPENSES
Professional Fees                         2,504     1,565      5,080
Amortization Expenses                       -        -           -
Administrative Expenses                      60     1,972      1,224
                                         -------  -------     ------

Total Operating Expenses                  2,564     3,537      6,304
                                        -------  --------     -------

Net Loss from Operations                $(2,564)   (3,537)  $ (6,304)
                                          =======  =======   =======

Weighted average number of shares
 outstanding                            931,500   931,500    931,500
                                        =======   =======    =======

Net Loss Per Share                     $  (.003) $  (.004)  $  (.007)
                                        =======   =======    =======


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2002
(UNAUDITED)

                                                           From Inception
                                                           Sept 29, 1999
                                                             To Feb 28,
                                         2002        2001      2002

Cash Flows From Operating Activities
Net loss                                 $ (2,564) $ (3,537)  $ (6,304)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                    -         -          -
Changes in assets and liabilities
 Increase in Advance from Shareholder         -         -          -
 Increase in Accounts payable                 -         614        -
                                          -------    ------    -------
                                              -         614        -
                                          -------    ------    -------

Net Cash Used in Operating Activities      (2,564)   (2,923)    (6,304)
                                          -------    ------    -------

Cash Flow From Financing Activities
Issuance of common stock                      -         -        4,815
Contributed capital                         1,490       -        1,490
                                          -------    ------    -------
Net Cash Provided By Financing Activities   1,490       -        6,305
                                          -------    ------    -------

Increase(decrease) in Cash                 (1,074)   (2,923)         1

Cash and Cash Equivalents - Beginning
    of period                               1,075     4,656        -
                                          -------    ------    -------

Cash and Cash Equivalents - End
     of period                           $      1   $ 1,733   $      1
                                          =======    ======    =======

Supplemental Cash Flow Information
 Interest paid                           $   -       $   -    $    -
                                          =======     ======   =======
 Taxes paid                              $   -       $   -    $    -
                                          =======     ======   =======

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
February 28, 2002
(UNAUDITED)

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

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
February 28, 2002
(UNAUDITED)

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

Results of Operations

For the NINE months ended February 28, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,304 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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