Form 10KSB
period 2002-05-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2003-01-09
CIK 1116694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10K-SB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended May 31, 2002

                     Commission File No.   0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)


         Florida                                        65-09535505
------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

One West Camino Real Suite 118, Boca Raton, Florida            33432
----------------------------------------                     -----------
 Address of principal Business                               Zip Code

Issuer's telephone number:    (561)361-4567

Securities registered under Section 12(b) of the Act:

Title of each class to be registered:       None

Name of exchange:                           None

Securities registered pursuant to section 12(g) of the Act:

Title of each class to be registered:    Common Stock        $.0001 par value

Name of exchange: NONE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X   No
                                                 ---    ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.   Yes  X    NO
                      -----     -----

     The aggregate market value of the voting and non-voting common equity held by non-affiliates as of May 31, 2002 is $-0-.

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
                      YES         NO
                           -----      -----

                  APPLICABLE ONLY TO CORPORATE REGISTRANTS

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock , as of the latest practicable date. As of May 31, 2002, there were 931,500 shares of the Company's $.0001 par value common stock issued and outstanding.

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
     Form 10-SB and all amendments thereto originally filed with the Securities and Exchange Commission.

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

Conflicts of Interest.

     None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, such persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those we are engaged in. In fact, the company has not established any condition which would prohibit Mr. Caprio from pursuing similar blank check offerings in the future. To the extent that Mr. Caprio or any such successor persons engage in such other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place their other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may consider Business Combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.
     Management may actively negotiate for or otherwise consent to the disposition of any portion of their Common Stock as a condition to or in connection with a Business Combination. Therefore, it is possible that the terms of any Business Combination will provide for the sale of some shares of Common Stock held by Management. In the event that occurs, the Company's directors intend to approve the Business Combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of Common Stock in connection with a Business Combination pursuant to the same terms that Management will be provided. Also, such shareholders will not be afforded an opportunity to approve or consent to Management's stock purchase.

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

Item 2.  Properties

     Our principal office is located at One West Camino Real, Suite 118 Boca Raton, Florida 33432. We occupy this space rent free at the principal office of our company's president, James Caprio. We believe these facilities are adequate to serve our needs until such time as a Business Combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a Business Combination occurs.

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

(b)      Holders

     As of May 31, 2002 there were approximately 41 holders of record of our common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     We are presently a development stage company conducting virtually no business operation, other than our efforts to effect a Business Combination with a Target Business which we considers to have significant growth potential. To date, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We intend to carry out our plan of business as discussed above. We incurred expenses of $2,564 during the last fiscal year and had no revenues. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a Business Combination or whether our capital will be further depleted by the operating losses, if any, of the Target Business which we effectuate a Business Combination with. The continuation of our business is dependant upon our ability to obtain adequate financing arrangements, effectuate a Business Combination and ultimately, engage in future profitable operations.

     Presently, we are not in a position to meet our cash requirements for the next fiscal year. The sole director and officer may have to advance additional funds in order for the Company to continue. We do not generate any cash revenue or receive any type of cash flow. If we are unable to effectuate a Business Combination, we may cease operations.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         We retained the firm of Salberg & Company, P.A. to audit our books and records for the year ended May 31, 2001. There was no disagreement with our prior accountant regarding accounting policies, principles or disclosures.

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     James Caprio is our sole officer and director. Other control people are as follows:

Name                   Age                       Position

Jamer Caprio            64                President/Secretary/Treasurer/Director

     There are no agreements or understandings for our sole officer or director to resign at the request of another person, and our sole officer and director is not acting on behalf of or will act at the discretion of any other person.

     Until such time as a Business Combination occurs, management does not expect any significant changes in the composition of our board of directors.

Item 10. Executive Compensation

     Mr. Caprio has received no salary or other compensation in connection with his employment as such and does not have an employment agreement with us.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of Company's Common Stock:

Name and Address               Amount and Nature
of Beneficial Owner           of Beneficial Owner              Percent of Class

James Caprio                              0                          0%
One West Camino Real
Suite 118
Boca Raton, FL 33433

MFP Financial Consultants, Inc        925,000 Common              99.9%
23123 State Road 7
Suite 350 B
Boca Raton, FL 33428

All Officers and Directors
as a Group (1 person)                     0                       99.9%


Item 12. Certain Relationships and Related Transactions.

     Mr. Caprio joined Vanderbilt Capital Corporation in January of 2000, as Vice President having overall responsibility for developing and maintaining client accounts and providing investment banking services. He brings to Vanderbilt Capital Corporation over fifteen years of diversified experience as an investment banker and as a corporate finance professional. Mr. Caprio holds the Bachelor of Arts degree from Florida Atlantic University. He also holds a minor in accounting from Florida Atlantic University.


     Neither Mr. Caprio nor any promoters or affiliates has or proposes to have any direct or indirect material interest in any asset proposed to be acquired through security holdings, contracts, options, or otherwise.

Item 14.  Exhibits, Financial Statements Schedule and Reports on Form 8-K

         (a)      Documents filed as part of this report

                  (1)      Unaudited Financial Statements.

                           Balance Sheet as of May 31, 2002
                           Statement of Operations for the years ended May 31,
                                2002 and 2001 and , from September 29, 1999
                                (Inception) to May 31, 2002
                           Statement of Changes in Stockholders' Equity From
                                September 29, 1999 (Inception) to May 31, 2002
                           Statement of Cash Flows Years Ended May 31, 2002 and
                                2001 and from September 29, 1999 (Inception) to May 31, 2002
                          Notes to Financial Statements

                  B.     Reports on Form 8-k

                           None

                                   SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the registrant caused this registration statement to be signed on our behalf by the undersigned, thereunto duly authorized.


                                           CAPITAL GROWTH SYSTEMS, INC.


Date: January 9, 2003                   By:  /s/James Caprio
                                           -----------------------------
                                           James Caprio, President

                          CAPITAL GROWTH SYSTEMS, INC.
                         (A DEVELOPMENT STAGE COMPANY)

                         UNAUDITED FINANCIAL STATEMENTS

                                  MAY 31, 2002

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2002
(UNAUDITED)

                                                      2002        2001

ASSETS
Current Assets
Cash                                             $       1     $  1,075
                                                  --------      -------

Total Current Assets                                     1        1,075
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $       1    $   1,075
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $      -      $    490
Advance from shareholder                                -          -
                                                  --------      -------

TOTAL CURRENT LIABILITIES                               -           490
                                                  --------      -------

Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( 2001 - 931,500)                           93           93

Additional paid in capital                          6,702        4,722
Deficit accumulated during the development stage   (6,794)      (4,230)
                                                 --------      -------

Total Stockholders' Equity                              1          585
                                                --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       1    $   1,075
                                                 ========     ========

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2002



                                                              From
                                                           Inception
                                                         Sept 29, 1999
                                                           To May 31,
                                           2002      2001     2002
INCOME                                   $    -  $    -      $    -
                                          -------  ------     -------

OPERATING EXPENSES
Professional Fees                         2,504     1,566      5,570
Amortization Expenses                       -        -           -
Administrative Expenses                      60     1,005      1,224
                                         -------  -------     ------

Total Operating Expenses                  2,564     2,571      6,794
                                        -------  --------     -------

Net Loss from Operations                $(2,564)   (2,571)  $ (6,794)
                                          =======  =======   =======

Weighted average number of shares
 outstanding                            931,500   931,500    931,500
                                        =======   =======    =======

Net Loss Per Share                     $  (.003) $  (.003)  $  (.007)
                                        =======   =======    =======


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 29, 1999 (Inception) to May 31, 2002


                                                      Deficit
                                                     Accumulated
                   Common Stock       Additional      During
              ---------------------     Paid In      Development
                Shares       Amount      Capital        Stage         Total
               -------      -------      -------      -------       -------
Issuance of
 common stock   931,500      $    93      $ 4,722      $    --       $ 4,815

Net loss for
  period            --           --           --        (1,659)       (1,659)
                -------      -------      -------      -------       -------

Balance, May 31,
     2000       931,500           93        4,722       (1,659)        3,156

Net loss for
   year             --           --           --        (2,571)       (2,571)
                -------      -------      -------      -------       -------

Balance, May 31,
  2001          931,500      $    93      $ 4,722      $(4,230)      $   585

Additional capital
 contributed        --           --         1,980          --          1,980

Net loss for
   year             --           --           --        (2,564)       (2,564)
                -------      -------      -------      -------       -------

Balance, May 31,
  2002          931,500      $    93      $ 6,702      $(6,794)      $     1
                =======      =======      =======      =======       =======








The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEAR  ENDED MAY 31, 2002
(UNAUDITED)

                                                              From
                                                           Inception
                                                           Sept 29,1999
                                                             To May 31,
                                          2002        2001      2002
                                       ------------------------------------
Cash Flows From Operating Activities
Net loss                              $ (2,564) $ (2,571)  $ (6,794)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                  -         -          -
Changes in assets and liabilities
 Increase in Advance from Shareholder       -         -          -
 Decrease in Accounts payable             (490)   (1,010)       -
                                        -------    ------    -------
                                          (490)   (1,010)       -
                                        -------    ------    -------

Net Cash Used in Operating Activities   (3,054)   (3,581)    (6,794)
                                        -------    ------    -------

Cash Flow From Financing Activities
Issuance of common stock                    -         -        4,815
Contributed capital                       1,980       -        1,980
                                        -------    ------    -------
Net Cash Provided By Financing Activities 1,980       -        6,795
                                        -------    ------    -------

Increase(decrease) in Cash               (1,074)   (3,581)         1

Cash and Cash Equivalents - Beginning
    of period                             1,075     4,656        -
                                        -------    ------    -------

Cash and Cash Equivalents - End
     of period                         $      1   $ 1,075   $      1
                                         =======    ======    =======

Supplemental Cash Flow Information
 Interest paid                         $   -       $   -    $    -
                                        =======     ======   =======
 Taxes paid                            $   -       $   -    $    -
                                        =======     ======   =======

The accompanying notes are an integral part of these financial statements




CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MAY 31, 2002

1.       ORGANIZATION AND BASIS OF PRESENTATION

     CAPITAL GROWTH SYSTEMS, INC.(the "Company") was organized in the State of Florida on September 29, 1999. The Company's intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business of an undetermined nature at this time.

         Development Stage Enterprise

     The Company has no revenues and has just commenced operations. The Company's activities are accounted for as those of a "Development Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity(deficit) and cash flows disclose activity since the date of the Company's inception.


2.       SIGNIFICANT ACCOUNTING POLICIES

         Basis of Accounting

     These  financial   statements  are  presented  on  the  accrual  method  of
accounting in accordance with generally accepted accounting principles. Significant accounting principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below.

         Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results may differ from those estimates.

CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MAY 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES(continued)


         Cash and Cash Equivalents

     The Company considers all highly liquid debt instruments and investments, purchased with an original maturity date of three months or less, to be cash equivalents.

         Income Taxes

     The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse.


         Net earnings(loss) per share

     Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects the potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities have been excluded from this computation, as their effect is anti-dilutive.

     Fair Value of Financial Instruments

     The carrying amount of cash is considered to be representative of its fair value because of the short-term nature of this financial instrument.

CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MAY 31, 2002

2.       SIGNIFICANT ACCOUNTING POLICIES(continued

         Recently Issued Accounting Standards

     On July 20, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets." SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001, and the effective date of SFAS No. 142. The implementation of SFAS No. 141 and SFAS No. 142 will not have a material effect on the financial position or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business.

     The Financial Accounting Standards Board has recently issued SFAS No. 133 as amended by SFAS 137 and 138, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and related contracts and hedging activities. This statement is effective for all fiscal quarters and fiscal years beginning after June 15, 2000. The adoption of this pronouncement did not have a material effect on the Company's position or results of operations.


3.       GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern.

CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MAY 31, 2002

3.       GOING CONCERN(continued)

     The future success of the Company is likely dependent on its ability to obtain additional capital to develop its proposed technologies and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining financing, or that it will attain positive cash flow from operations.

4.       INCOME TAXES

     There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

         Deferred tax assets

            Net operating loss carry forwards                  $  6,794

            Valuation allowance for deferred tax assets          (6,794)
                                                                -------

         Net deferred tax assets                               $  -
                                                                =======


     Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of May 31, 2002, the Company had net operating loss carry forwards of approximately $6,794 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.