Form 10QSB
period 2002-08-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2003-01-09
CIK 1116694

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended August 31, 2002

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT
           For the transition period from            to
                                         ------------   ------------

            Commission File Number 0-30831

                       CAPITAL GROWTH SYSTEMS, INC.
        ---------------------------------------------------------
         (Exact name of Registrant as specified in its charter)

          Florida                              65-0953505
       ------------------------     -----------------------------------
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


                                       n/a
       ----------------------------------------------------------------
    (Former name, address or fiscal year if changed since last report)


     Check whether the issuer has (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes     (x)          No    ( )
                                 --------           ----------

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

                          Interim Financial Statements
                                   (Unaudited)

                                 August 31, 2002

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
August 31, 2002
(UNAUDITED)

                                                   August 31,    May 31,
                                                      2002        2002
                                                   (Unaudited)

ASSETS
Current Assets
Cash                                             $       1     $      1
                                                  --------      -------

Total Current Assets                                     1            1
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $       1    $       1
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $      -      $   -
Advance from shareholder                                -          -
                                                  --------      -------

TOTAL CURRENT LIABILITIES                               -          -
                                                  --------      -------

Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( May 31, 2002 - 931,500)                   93           93

Additional paid in capital                          6,702        6,702
Deficit accumulated during the development stage   (6,794)      (6,794)
                                                 --------      -------

Total Stockholders' Equity                              1            1
                                                --------       -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       1    $       1
                                                 ========     ========




The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED August 31, 2002
(UNAUDITED)


                                                              From
                                                           Inception
                                                         Sept 29, 1999
                                                          To August 31,
                                           2002      2001     2002
INCOME                                   $    -  $    -      $    -
                                          -------  ------     -------

OPERATING EXPENSES
Professional Fees                           -         339      5,570
Amortization Expenses                       -         -          -
Administrative Expenses                     -          24      1,224
                                         -------  -------     ------

Total Operating Expenses                    -         363      6,794
                                        -------  --------     -------

Net Loss from Operations                $   -     $  (363)  $ (6,794)
                                        =======  ========     =======

Weighted average number of shares
 outstanding                            931,500   931,500    931,500
                                        =======   =======    =======

Net Loss Per Share                     $  (.000) $  (.000)  $  (.007)
                                        =======   =======    =======








The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED August 31, 2002
(UNAUDITED)

                                                           From Inception
                                                           Sept 29, 1999
                                                           To August 31,
                                         2002        2001      2002

Cash Flows From Operating Activities
Net loss                                 $    - $     (363)  $ (6,794)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                    -         -          -
Changes in assets and liabilities
 Increase in Advance from Shareholder         -         -          -
 Increase in Accounts payable                 -         -          -
                                          -------    ------    -------
                                              -         -          -
                                          -------    ------    -------

Net Cash Used in Operating Activities         -        (363)    (6,794)
                                          -------    ------    -------

Cash Flow From Financing Activities
Issuance of common stock                      -         -        4,815
Contributed capital                           -         -        1,980
                                          -------    ------    -------
Net Cash Provided By Financing Activities     -         -        6,795
                                          -------    ------    -------

Increase(decrease) in Cash                    -        (363)         1

Cash and Cash Equivalents - Beginning
    of period                                   1     1,075          -
                                          -------    ------    -------

Cash and Cash Equivalents - End
     of period                           $      1   $   712   $      1
                                          =======    ======    =======

Supplemental Cash Flow Information
 Interest paid                           $   -       $   -    $    -
                                          =======     ======   =======
 Taxes paid                              $   -       $   -    $    -
                                          =======     ======   =======

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
August 31, 2002
(UNAUDITED)

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

            Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles. Evebn though these interim financial statements may not include all of the footnotes necessary for a comprehensive presentation of financial position and results of operations, however, in the opinion of management, these interim financial statements include all adjustments necessary in order to make them not misleading.

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

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
August 31, 2002
(UNAUDITED)

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

            Fair Value of Financial Instruments

     The carrying amounts of cash is considered to be representative of its fair value because of the short-term nature of this financial instrument.

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

Note 2. - Going Concern:

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company operations are in the development stage and has generated no income to date.

     The future success of the Company is likely dependent on its ability to attain additional capital to continue its search for a viable entity or that once it has merged or acquired a business whether such acquisition will be viable and profitable.

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

Results of Operations

     For the three months ended August 31, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,794 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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


Dated:  January 9, 2003.