Form 10QSB
period 2002-11-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2003-01-09
CIK 1116694

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-QSB

[x]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

           For the Quarterly period ended November 30, 2002

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     The total number of shares outstanding of the issuer's common shares, par value $ .0001, as of the date of this report, follow:

                                   931,500

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements







                          CAPITAL GROWTH SYSTEMS, INC.
                          (A Development Stage Company)

                          Interim Financial Statements
                                   (Unaudited)

                                November 30, 2002

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
November 30, 2002
(UNAUDITED)

                                                   November 30,  May 31,
                                                      2002        2002

ASSETS
Current Assets
Cash                                             $       1     $      1
                                                  --------      -------

Total Current Assets                                     1            1
                                                  --------      -------

Other Assets
Incorporation costs                                    -           -
                                                  --------      -------

Total Other Assets                                     -           -
                                                  --------      -------

TOTAL ASSETS                                     $       1    $       1
                                                  ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                 $      -      $   -
Advance from shareholder                                -          -
                                                  --------      -------

TOTAL CURRENT LIABILITIES                               -          -
                                                  --------      -------

Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500(May 31, 2002 - 931,500)                    93           93

Additional paid in capital                          6,702        6,702
Deficit accumulated during the development stage   (6,794)      (6,794)
                                                 --------      -------

Total Stockholders' Equity                              1            1
                                                 --------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $       1    $       1
                                                 ========     ========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED November 30, 2002
(UNAUDITED)


                                                                From
                                                             Inception
                        Three Months Ended   Six Months Ended  Sept 29, 1999 to
                          November 30,          November 30,    November 30
                          2002      2001     2002      2001       2002
INCOME                      $   -    $   -   $  -     $    -     $   -
                             ------   ------  ------    -------   ------

OPERATING EXPENSES
Professional Fees               -      1,675    -         2,504    5,570
Amortization Expenses           -        -      -          -         -
Administrative Expenses         -         36    -            60    1,224
                             ------   ------  -------    ------   ------

Total Operating Expenses        -      1,711    -         2,564    6,794
                             ------   ------  -------   -------   ------

Net Loss from Operations    $   -    $(1,711) $ -       $(2,564) $(6,794)
                             ======   =======  ======== =======   ======

Weighted average number of
 shares outstanding         931,500   931,500   931,500 931,500  931,500
                            =======   =======   ======= =======  =======

Net Loss Per Share         $  (.000) $  (.002)  $ (.000)$ (.003)$ (.007)
                            =======   =======   ======= =======  ======




The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED November 30, 2002
(UNAUDITED)

                                                           From Inception
                                                           Sept 29, 1999
                                                           To November 30,
                                         2002        2001      2002

Cash Flows From Operating Activities
Net loss                                 $    -   $ (2,564) $ (6,794)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                    -         -          -
Changes in assets and liabilities
 Increase in Advance from Shareholder         -         -          -
 Increase in Accounts payable                 -       (490)        -
                                          -------    ------  -------
                                              -       (490)        -
                                          -------    ------  -------

Net Cash Used in Operating Activities         -     (3,054)   (6,794)
                                          -------    ------  -------

Cash Flow From Financing Activities
Issuance of common stock                      -         -      4,815
Contributed capital                           -      1,980     1,980
                                          -------    ------  -------
Net Cash Provided By Financing Activities     -      1,980     6,795
                                          -------    ------  -------

Increase(decrease) in Cash                    -     (1,074)        1

Cash and Cash Equivalents - Beginning
    of period                                   1    1,075         -
                                          -------   ------   -------

Cash and Cash Equivalents - End
     of period                           $      1   $    1   $     1
                                          =======   ======   =======

Supplemental Cash Flow Information
 Interest paid                           $   -      $   -    $    -
                                          =======   ======   =======
 Taxes paid                              $   -      $   -    $    -
                                          =======   ======   =======

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2002
(UNAUDITED)

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

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
November 30, 2002
(UNAUDITED)

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

Results of Operations

     For the three months ended November 30, 2002 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,794 and will continue to incur losses until such time as an acquisition candidate is identified and, even if successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.


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