Form 10KSB/A
period 2002-05-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2003-01-16
CIK 1116694

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10K-SB/A

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

Item 3.  Legal Proceedings

         There are no legal matters currently pending or threatened

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

                                    PART III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS.

     James Caprio is our sole officer and director. Other control people are as follows:

Name                   Age                       Position

James Caprio            40                President/Secretary/Treasurer/Director

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of the date hereof, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of each person known to the Company to be the beneficial owner of more than five percent (5%) of Company's Common Stock:

Name and Address               Amount and Nature
of Beneficial Owner           of Beneficial Owner              Percent of Class

James Caprio                                 0                        0%
One West Camino Real
Suite 118
Boca Raton, FL 33433

S.M.P. Financial Consultants, Inc      925,000   Common            99.9%
One West Camino Real
Suite 118
Boca Raton, FL 33433

All Officers and Directors
s a Group (1 person)                         0                     99.9%


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

                  B.     Reports on Form 8-k

                           None

            EXHIBITS

             99.1 Declaration in conformity with the Sorbanes-Oxley Act of 2002

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

                                                EXHIBIT 99.1

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
      AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

     In connection with the Form 10-KSB of Capital Growth Systems, Inc.(the "Company") for the year ended May 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James Caprio, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully  complies  with the  requirements  of Section 13(a) or
Section 15(d) of the Securities Exchange Act of 1934;

and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  January 16, 2003                     By: /s/ James Caprio
                                             ---------------------------------
                                             Name:   James Caprio
                                             Title:  President and
                                                     Secretary.