Form 10KSB/A
period 2002-05-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-04-14
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                 FORM 10-KSB/A-2

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended May 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                           Commission File No. 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
           (Name of small business issuer as specified in its charter)

              Florida                                    65-09535505
-----------------------------------          -----------------------------------
  (State or other jurisdiction of              (I.R.S. Employer Identification
   incorporation or organization)                          Number)

              1100 East Woodfield Road, Schaumburg, Illinois 60173
--------------------------------------------------------------------------------
                         (Address of principal business)

                                  630-872-5800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         980 North Michigan Avenue, Suite 1120, Chicago, Illinois 60611
--------------------------------------------------------------------------------
       (Former name, address or fiscal year if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:  None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: common stock, $.0001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0

         The issuer is unable to calculate the aggregate market value of voting stock held by non-affiliates as of a recent date because the issuer is not aware of any market for its shares of common stock.

         As of May 31, 2002, the issuer had outstanding 931,500 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Form 8-K filed by the registrant on February 11, 2004 is incorporated by reference to the extent expressly stated herein.

         Transitional Small Business Disclosure Format: Yes [ ] No [X]

         CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS AND CONTEXT

         This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Factors Affecting Future Performances." These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

SUBSEQUENT EVENT.

         This Form 10-KSB for the year ended May 31, 2002 was filed with the Securities and Exchange Commission after the consummation of a business combination with Nexvu Technologies, LLC on January 28, 2004. Information concerning this business combination is set forth in our Form 8-K filed with the Securities and Exchange Commission on February 11, 2004.

ITEM 7. FINANCIAL STATEMENTS

         Our financial statements are included after the signature pages of this Report.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit Number    Description of Document
--------------    -----------------------
31.1              Certification of CEO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

31.2              Certification of CFO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

32                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports of Form 8-K

         None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CAPITAL GROWTH SYSTEMS, INC.

                                         BY: /s/ Scott Allen
                                             -----------------------------------
                                             Scott Allen, Chief Executive
                                             Officer and Chief Financial Officer

Dated: April 14, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE              TITLE                                     DATE

/s/ Scott Allen        Director, Chief Executive Officer,        April 14, 2004
-------------------    and Chief Financial Officer
Scott Allen

/s/ Robert T. Geras    Chairman of the Board of Directors        April 14, 2004
-------------------
Robert T. Geras

/s/ Rory Herriman      Director and Chief Technology Officer     April 14, 2004
-------------------
Rory Herriman

/s/ Douglas Stukel     Director                                  April 14, 2004
-------------------
Douglas Stukel

/s/ Lee Wiskowski      Director                                  April 14, 2004
-------------------
Lee Wiskowski

INDEX TO FINANCIAL STATEMENTS

    CAPITAL GROWTH SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS           PAGE
------------------------------------------------------------------------     ----
Reports of Independent Certified Public Accountants                          F-2

Balance Sheet as of May 31, 2002                                             F-3

Statement  of  Operations  for the years ended May 31, 2002 and 2001 and     F-4
from September 29, 1999 (Inception) to May 31, 2002

Statement of Changes in Stockholders' Equity from September 29, 1999         F-5
(Inception) to May 31, 2002

Statement  of Cash Flows Years Ended May 31, 2002 and 2001 and from          F-6
September  29, 1999 (Inception) to May 31, 2002

Notes to Consolidated Financial Statements                                   F-7

                          CAPITAL GROWTH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Capital Growth Systems, Inc.

We have audited the accompanying balance sheet of Capital Growth Systems, Inc. (a Development Stage Enterprise) as of May 31, 2002 and the related statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. (a Development Stage Enterprise) as of May 31, 2002 and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred significant losses from operations and has a working capital deficiency. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Russell & Atkins, PLC

March 31, 2004
Edmond, Oklahoma

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2002

                                                     2002        2001
                                                    -------     -------
ASSETS

Current Assets
Cash                                                $     1     $ 1,075
                                                    -------     -------

Total Current Assets                                      1       1,075
                                                    -------     -------

Other Assets
Incorporation costs                                       -           -
                                                    -------     -------

Total Other Assets                                        -           -
                                                    -------     -------

TOTAL ASSETS                                        $     1     $ 1,075
                                                    =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                    $     -     $   490
Advance from shareholder                                  -           -
                                                    -------     -------

TOTAL CURRENT LIABILITIES                                 -         490
                                                    -------     -------

Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( 2001 - 931,500)                             93          93

Additional paid in capital                            6,702       4,722
Deficit accumulated during the development stage     (6,794)     (4,230)
                                                    -------     -------

Total Stockholders' Equity                                1         585
                                                    -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $     1     $ 1,075
                                                    =======     =======

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2002

                                                                 From
                                                               Inception
                                                             Sept 29, 1999
                                                               To May 31,
                                       2002        2001           2002
                                     --------    --------    -------------
INCOME                               $      -    $      -    $           -
                                     --------    --------    -------------

OPERATING EXPENSES
Professional Fees                       2,504       1,566            5,570
Amortization Expenses                       -           -                -
Administrative Expenses                    60       1,005            1,224
                                     --------    --------    -------------

Total Operating Expenses                2,564       2,571            6,794
                                     --------    --------    -------------

Net Loss from Operations             $ (2,564)     (2,571)   $      (6,794)
                                     ========    ========    =============

Weighted average number of shares
 outstanding                          931,500     931,500          931,500
                                     ========    ========    =============

Net Loss Per Share                   $  (.003)   $  (.003)   $       (.007)
                                     ========    ========    =============

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 29, 1999 (Inception) to May 31, 2002

                                                              Deficit
                                                            Accumulated
                          Common Stock        Additional      During
                      --------------------      Paid In     Development
                       Shares      Amount       Capital        Stage        Total
                      --------    --------    ----------    -----------    -------
Issuance of
 common stock          931,500    $     93    $    4,722    $         -    $ 4,815

Net loss for
  period                     -           -             -         (1,659)    (1,659)
                      --------    --------    ----------    -----------    -------

Balance, May 31,
     2000              931,500          93         4,722         (1,659)     3,156

Net loss for
   year                      -           -             -         (2,571)    (2,571)
                      --------    --------    ----------    -----------    -------

Balance, May 31,
  2001                 931,500    $     93    $    4,722    $    (4,230)   $   585

Additional capital
 contributed                 -           -         1,980              -      1,980

Net loss for
   year                      -           -             -         (2,564)    (2,564)
                      --------    --------    ----------    -----------    -------

Balance, May 31,
  2002                 931,500    $     93    $    6,702    $    (6,794)   $     1
                      ========    ========    ==========    ===========    =======

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEAR  ENDED MAY 31, 2002

                                                                         From
                                                                      Inception
                                                                     Sept 29,1999
                                                                      To May 31,
                                               2002        2001         2002
                                             --------    --------    ------------
Cash Flows From Operating Activities
Net loss                                     $ (2,564)   $ (2,571)   $     (6,794)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                          -           -               -
Changes in assets and liabilities
 Increase in Advance from Shareholder               -           -               -
 Decrease in Accounts payable                    (490)     (1,010)              -
                                             --------    --------    ------------
                                                 (490)     (1,010)              -
                                             --------    --------    ------------

Net Cash Used in Operating Activities          (3,054)     (3,581)         (6,794)
                                             --------    --------    ------------

Cash Flow From Financing Activities
Issuance of common stock                            -           -           4,815
Contributed capital                             1,980           -           1,980
                                             --------    --------    ------------
Net Cash Provided By Financing Activities       1,980           -           6,795
                                             --------    --------    ------------

Increase(decrease) in Cash                     (1,074)     (3,581)              1

Cash and Cash Equivalents - Beginning
    of period                                   1,075       4,656               -
                                             --------    --------    ------------

Cash and Cash Equivalents - End
     of period                               $      1    $  1,075    $          1
                                             ========    ========    ============

Supplemental Cash Flow Information
 Interest paid                               $      -    $      -    $          -
                                             ========    ========    ============
 Taxes paid                                  $      -    $      -    $          -
                                             ========    ========    ============

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

EXHIBIT INDEX


Exhibit Number    Description of Document
--------------    -----------------------
    31.1          Certification of CEO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

    31.2          Certification of CFO Pursuant to Section 302 of the
                  Sarbanes-Oxley Act of 2002.

    32            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.