Form 10QSB
period 2003-02-28
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-04-14
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended February 28, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         Florida                                              65-09535505
-------------------------------                        -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)


              1100 East Woodfield Road, Schaumburg, Illinois 60173
--------------------------------------------------------------------------------
                    (Address of principal executive offices)


                                  630-872-5800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

         Yes [ ]  No |X|

         The total number of shares outstanding of the issuer's common stock, par value $.0001, as of the date of this report, is: 931,500.

         Transitional Small Business Disclosure Format:  Yes [ ]  No |X|

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.



                          CAPITAL GROWTH SYSTEMS, INC.
                          (A Development Stage Company)

                          Interim Financial Statements
                                   (Unaudited)

                                February 28, 2003

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
February 28, 2003
(UNAUDITED)


                                                                           February 28,   May 31,
                                                                              2003         2002
ASSETS
Current Assets
Cash                                                                         $     1      $     1
                                                                             -------      -------
Total Current Assets                                                               1            1
                                                                             -------      -------

Other Assets
Incorporation Costs                                                                -            -
                                                                             -------      -------
Total Other Assets                                                                 -            -
                                                                             -------      -------

TOTAL ASSETS                                                                 $     1      $     1
                                                                             =======      =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Account Payable                                                              $     -      $     -
                                                                             -------      -------
Advance from Shareholder                                                           -            -
                                                                             -------      -------

TOTAL CURRENT LIABILITIES                                                    $     -      $     -
                                                                             -------      -------

Stockholders' Equity
Common stock, authorized 25,000,000 shares, par value $.0001, issued and          93           93
outstanding - 931,500 (May 31, 2002 - 931,5000)
Additional Paid In Capital                                                     6,702        6,702
Deficit accumulated during the development state                              (6,794)      (6,794)

Total Stockholders' Equity                                                   $     1      $     1
                                                                             -------      -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $     1      $     1
                                                                             =======      =======



The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
(UNAUDITED)


                                                                                                     From Inception
                                                   Three Months Ended      Nine Months Ended       Sept. 29, 1999  to
                                                      February 28             February 28             Feb. 28, 2003
                                                  --------------------   ---------------------     ------------------
                                                    2003         2002       2003        2002
                                                  -------      -------   ---------    --------
INCOME                                            $     -      $     -     $     -    $      -         $       -
                                                  -------      -------     -------    --------         ---------

OPERATING EXPENSES
Professional Fees                                       -            -           -       2,504             5,570
Amortization Expenses                                   -            -           -           -                 -
Administrative Expenses                                 -            -           -          60             1,224
                                                  -------      -------     -------    --------         ---------

Total Operating Expenses                                -            -           -       2,564             6,794
                                                  -------      -------     -------    --------         ---------

Net Loss from Operations                          $     -      $     -     $     -    $ (2,564)        $  (6,794)
                                                  -------      -------     -------    --------         ---------

Weighted Average Number of Shares Outstanding     931,500      931,500     931,500     931,500           931,500

Net Loss Per Share                                $ (.000)     $ (.000)    $ (.000)   $  (.003)        $   (.007)
                                                  =======      =======     =======    ========         =========


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2003
(UNAUDITED)


                                                                      2003         2002      September 29, 1999
                                                                                             to February 28, 2003
Cash Flows from Operating Activities
Net Loss                                                            $     -      $(2,564)        $(6,794)
Adjustments to reconcile net loss to net cash used operating activities:
   Stock issued for services                                              -            -               -
Changes in assets and liabilities
   Increase in Advance from Shareholder                                   -            -               -
   Increase in Accounts Payable                                           -         (490               -
                                                                     ------      -------         -------

Net Cash Used in Operating Activities                                     -       (3,054)         (6,794)
                                                                     ------      -------         -------

Cash Flow from Financing Activities
Issuance of Common Stock                                                  -            -           4,815
Contributed Capital                                                       -        1,980           1,980
                                                                     ------      -------         -------

Net Cash Provided by Financing Activities                                 -        1,980           6,795
                                                                     ------      -------         -------

Increase (decrease in Cash)                                               -       (1,074)              1

Cash and Cash Equivalents - Beginning of Period                           1        1,075               -
                                                                     ------      -------         -------

Cash and Cash Equivalents - End of Period                            $    1      $     1         $     1
                                                                     ======      =======         =======

Supplemental Cash Flow Information
Interest Paid                                                        $    -      $     -         $     -
                                                                     ======      =======         =======

Taxes Paid                                                           $    -      $     -         $     -
                                                                     ======      =======         =======


The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
February 28, 2003
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies.

Nature of Business

         Capital Growth Systems, Inc. (the "Company") was incorporated on September 29, 1999 under the laws of the State of Florida. The Company's primary business operations are to engage in a viable venture. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends to raise the funds required in order to fulfill its business objectives in a public or private offering of its securities.

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

Net Earnings (loss) Per Share

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

Note 2 - Going Concern.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company's operations are in the development stage and have generated no income to date.

         The future success of the Company is likely dependent on its ability to attain additional capital to continue its search for a viable entity or that once it has merged or acquired a business whether such acquisition will be viable and profitable.

Item 2 - Management's Discussion and Analysis or Plan of Operation.

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS "FORWARD-LOOKING STATEMENTS "THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES" OR THE NEGATIVE THEREOF OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

Plan of Operations

         For the period ended February 28, 2003 the Company has not generated any revenues. Management's efforts to date have been devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. To date, management has been unsuccessful. The Company has incurred operating losses to date of $6,794 and will continue to incur losses until such time as an acquisition candidate is identified and, even if we are successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

         The Company has cash of $1. The investigation of prospective business candidates involves the expenditure of capital. The Company does not have sufficient funds to satisfy these cash requirements. The Company will likely have to look to its directors and officers, its shareholders or to third parties for additional capital in the next twelve months. There can be no assurance that the Company will be able to secure additional financing or that the amount of any additional financing will be sufficient to conclude a business combination or to pay ongoing operating expenses.

Subsequent Event

         This Form 10-Q for the period ended May 31, 2003 was filed with the Securities and Exchange Commission after the consummation of a business combination with Nexvu Technologies, LLC on January 28, 2004. Information concerning this business combination is set forth in our Form 8-K filed with the Securities and Exchange Commission on February 11, 2004.

Item 3 - Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

         The CEO/ CFO has evaluated the Company's disclosure controls and procedures as of the nine months ended February 28, 2003, and has concluded that, as of February 28, 2003, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

Changes in Internal Control Over Financial Reporting

         No changes in the Company's internal control over financial reporting have come to management's attention during the last fiscal quarter that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that the Company will continue to refine as the Company performs quarterly evaluations.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.

         None.

Item 2 - Changes in Securities.

         None.

Item 3 - Defaults Upon Senior Securities.

         None.

Item 4 - Submission of Matters to a Vote of Security Holders.

         None.

Item 5 - Other Information.

         None.

Item 6 - Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit Number        Description of Document
--------------        -----------------------

    31(a) Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31(b) Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

    None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                       CAPITAL GROWTH SYSTEMS, INC.



                                       BY: /s/ Scott Allen
                                           ------------------------------------
                                           Scott Allen, Chief Executive Officer
                                           and Chief Financial officer

Dated:  April 14, 2004