Form 10KSB
period 2003-05-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-04-20
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20529

                                   FORM 10-KSB

                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Fiscal Year ended May 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                           Commission File No. 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

                Florida                               65-09535505
---------------------------------        ---------------------------------------
 (State or other jurisdiction of         (I.R.S. Employer Identification Number)
  incorporation or organization)

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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

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

         As of April 15, 2004, the issuer had outstanding 15,955,851 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

         Form 8-K filed by the registrant on February 11, 2004 is incorporated by reference to the extent expressly stated herein.

         Transitional Small Business Disclosure Format:  Yes     No X
                                                            ---    ---

                                TABLE OF CONTENTS

                                                                                                                PAGE
ITEM 1.       DESCRIPTION OF BUSINESS.                                                                            5
ITEM 2.       DESCRIPTION OF PROPERTY.                                                                           13
ITEM 3.       LEGAL PROCEEDINGS.                                                                                 13
ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.                                               13
ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.                                          13
ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.                                         14
ITEM 7.       FINANCIAL STATEMENTS.                                                                              14
ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.              14
ITEM 8A.      CONTROLS AND PROCEDURES.                                                                           15
ITEM 9.       DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)
              OF THE EXCHANGE ACT.                                                                               15
ITEM 10.      EXECUTIVE COMPENSATION.                                                                            18
ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ND RELATED STOCKHOLDER MATTERS.     19
ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.                                                    21
ITEM 13.      EXHIBITS.                                                                                          21
ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.                                                            22

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

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

         The name of our company is Capital Growth Systems, Inc. We were organized as a Florida corporation on September 29, 1999. We are a developmental stage company and have no revenues, to date. Since inception, our activities have been limited to actions related to our organization and the preparation of a registration statement. We are a "shell" company conducting virtually no business operation, other than our efforts to seek merger partners or acquisition candidates. We have no full time employees and own no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business which we will refer to as a "target business," which desires to utilize our status as a reporting corporation under the Securities Exchange Act. As of May 31, 2003, we have not been successful in identifying a target business. Unless otherwise indicated, all information in this report speaks as of May 31, 2003.

BACKGROUND.

         As of May 31, 2003, we have conducted virtually no business operations and expect to conduct none in the future, other than our efforts to effectuate a business combination. Therefore, we believe that we can be characterized as a "shell" corporation. As a shell corporation, we face special risks inherent in the investigation, acquisition, or involvement in new business opportunities. Further, as a new or "start-up" company, we face all of the unforeseen costs, expenses, risks, and difficulties related to such companies. We are dependent upon the efforts of our officers and directors to effectuate a business combination. Assuming our officers and directors are successful in identifying a business combination, it is unlikely our shareholders will have an opportunity to evaluate the specific merits or risks of any one or more business combinations, and they will have no control over the decision making relating to such a combination.

         Due to our limited capital resources, the consummation of a business combination will likely involve the acquisition of, or merger or consolidation with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings. A target business might desire, among other reasons, to create a public market for its shares in order to enhance liquidity for current shareholders, facilitate raising capital through the public sale of securities, and/or acquire additional assets through the issuance of securities rather than for cash.

         We cannot estimate the time that it will take to effectuate a business combination. It could be time consuming, possibly in excess of many months or years. Additionally, no assurance can be made that we will be able to effectuate a business combination on favorable terms. We might identify and effectuate a business combination with a target business which proves to be unsuccessful for any number of reasons, many of which are due to the fact that the target business is not identified at this time. If this occurs, we and our shareholders might not realize any type of profit.

UNSPECIFIED INDUSTRY AND TARGET BUSINESS.

         We will seek to acquire a target business without limiting ourselves to a particular industry. Most likely, the target business will be primarily located in the United States, although we reserve the right to acquire a target business primarily located outside the United States. In seeking a target business, we will consider, without limitation, businesses which

         o offer or provide services or develop, manufacture or distribute goods in the United States or abroad, including, without limitation, in the following areas: Internet services; real estate, health care and health products; educational services; environmental services; consumer-related products and services, including amusement, entertainment and/or recreational services; personal care services; voice and data information processing and transmission and related technology development; or

         o        is engaged in wholesale or retail distribution.

         As of May 31, 2003, we have not selected any particular industry or any target business in which to concentrate our business combination efforts. Accordingly, we are only able to make general disclosures concerning the risks and hazards of effectuating a business combination with a target business since there is presently no current basis for us to evaluate the possible merits or risks of the target business or the particular industry in which we may ultimately operate. Any target business that is selected will be required to have audited financial statements prior to the commencement of a business combination.

         To the extent that we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including an entity without established records of sales or earnings, we will become subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, to the extent that we effect a business combination with a target business in an industry characterized by a high level of risk, we will become subject to the currently unascertainable risks of that industry. An extremely high level of risk frequently characterizes certain industries which experience rapid growth. Although management will endeavor to evaluate the risks inherent in a particular industry or target business, there can be no assurances that we will properly ascertain or assess all significant risk factors.

PROBABLE LACK OF BUSINESS DIVERSIFICATION.

         As a result of our limited resources, in all likelihood we will have the ability to effect only a single business combination. Accordingly, our prospects for success will be entirely dependent upon the future performance of a single business.

         Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, it is highly unlikely that we will have the resources to diversify our operations or benefit from spreading risks or offsetting losses. Our probable lack of diversification could subject us to numerous economic, competitive and regulatory developments, any or all of which may have a material adverse impact upon the particular industry in which we may operate subsequent to consummation of a business combination. The prospects for our success may become dependent upon the development or market acceptance of a single or limited number of products, processes or services. Accordingly, notwithstanding the possibility of our current management providing assistance to the target business, there can be no assurance that the target business will prove to be commercially viable.

LIMITED ABILITY TO EVALUATE TARGET BUSINESS' MANAGEMENT.

         While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty. There can be no assurance that our current management will remain associated in any operational capacity with us following a business combination. Moreover, there can be no assurances that our current management will have any experience or knowledge relating to the operations of the particular target business. Furthermore, although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, there can be no assurances that our assessment of a target business management will prove to be correct, especially since none of our management are professional business analysts.

         Accordingly, we will be dependent, in some significant respects, on the ability of the management of the target business, who are unidentifiable as of May 31, 2003. In addition, there can be no assurances that such future management will have the necessary skills, qualifications or abilities to manage a public company. We may also seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurances that we will have the ability to recruit these additional managers, or that such additional managers will have the requisite skill, knowledge or experience necessary or desirable to enhance the skills of incumbent management.

OPPORTUNITY FOR SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS.

         Our non-affiliate shareholders will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a the combination. An agreement to effectuate a business combination, however, may be subject to shareholder approval pursuant to applicable law, in some cases. As a result, our non-affiliate shareholders will be almost entirely dependent on the judgment and experience of management in connection with the selection and ultimate consummation of a business combination. In addition, under Florida law, the form of business combination could affect the availability of dissenters' rights, i.e., the right to receive fair payment with respect to our common stock, to shareholders disapproving the proposed business combination.

SELECTION OF A TARGET BUSINESS AND STRUCTURING OF A BUSINESS COMBINATION.

         We anticipate that the selection of a target business will be complex and risky because of competition for such business opportunities among all segments of the financial community. The nature of our search for the acquisition of a target business requires maximum flexibility inasmuch as we will be required to consider various factors and circumstances which may preclude meaningful direct comparison among the various business enterprises, products or services investigated. Investors should recognize that the probable lack of diversification among our acquisitions may not allow us to offset potential losses from one venture against profits from another. We have virtually unrestricted flexibility in identifying and selecting a prospective target business. In addition, in evaluating a prospective target business, management will consider, among other factors, the following factors, which are not listed in any particular order:

                  o the financial condition and results of operation of the target business;

                  o the growth potential and projected financial performance of the target business and the industry in which it operates;

                  o the experience and skill of management and availability of additional personnel of the target business;

                  o        the capital requirements of the target business;

                  o the availability of a transaction exemption from registration pursuant to the Securities Act for the business combination;

                  o        the location of the target business;

                  o        the competitive position of the target business;

                  o the stage of development of the product, process or service of the target business;

                  o the degree of current or potential market acceptance of the product, process or service of the target business;

                  o the possible proprietary features and possible other protection of the product, process or service of the target business;

                  o the regulatory environment of the industry in which the target business operates;

                  o the costs associated with effecting the business combination; and

                  o the equity interest in and possible management participation in the target business.

         The foregoing criteria are not intended to be exhaustive; any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by us in connection with effecting a business combination consistent with our business objective. In many instances, it is anticipated that the historical operations of a target business may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management or make other changes.

         We will be dependent upon the owners of a target business to identify any such strategic changes which may be needed and to implement, or be primarily responsible for the implementation of, the changes. Because we may engage in a business combination with a newly organized firm or with a firm which is entering a new phase of growth, we will incur further risks, because in many instances, management of the target business will not have proven its abilities or effectiveness, the eventual market for the products or services of the target business will likely not be established, and the target business may not be profitable subsequent to a business combination.

         Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target business before we commit our capital or other resources to the business. Management decisions, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys and similar which would be desirable, and might be feasible if we had more funds available to us. We will be particularly dependent upon information provided by the promoter, owner, sponsor, or others associated with the business opportunity seeking our participation.

         In connection with our evaluation of a prospective target business, management anticipates that it will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a target business, including conducting a due diligence review, and to structure and consummate the business combination, including negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable securities laws and state "blue sky" and corporation laws, cannot presently be ascertained with any degree of certainty. Our officers and directors only devote a small portion of their time to our operations, and, accordingly, consummation of a business combination may require a greater period of time than if they devoted their full time to our affairs.

         However, our officers and directors will devote such time as they deem reasonably necessary to carry out our business and affairs, including the evaluation of potential target businesses and the negotiation of a business combination and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations of a business combination. Any costs incurred in connection with the identification and evaluation of a prospective target business with which a business combination is not ultimately consummated will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination or for the resulting entity to utilize. In the event we deplete our cash reserves, we might be forced to cease operations and a business combination might not occur.

         We anticipate that we will locate and make contact with target businesses primarily through the reputation and efforts of our officers and directors, who will meet personally with existing management and key personnel, visit and inspect material facilities, assets, products and services belonging to such prospects, and undertake such further reasonable investigation as they deem appropriate. Management has a network of business contacts and believes that prospective target businesses will be referred to us through this network of contacts.

         We also expect that many prospective target businesses will be brought to our attention from various other non-affiliated sources, including securities broker-dealers, investment bankers, venture capitalists, bankers and other members of the financial community. We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our management, promoters, or their affiliates or associates directly or indirectly have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or the total amount of fees that may be paid. However, because of our limited resources, it is likely that any fee we agree to pay would be paid in stock and not in cash. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for these services.

         As a general rule, Federal and state tax laws and regulations have a significant impact upon the structuring of business combinations. We will evaluate the possible tax consequences of any prospective business combination and will endeavor to structure a business combination so as to achieve the most favorable tax treatment for us, our stockholders, the target business and its stockholders. There can be no assurance that the Internal Revenue Service or relevant state tax authorities will ultimately assent to our tax treatment of a particular consummated business combination.

         To the extent the Internal Revenue Service or any relevant state tax authorities ultimately prevail in recharacterizing the tax treatment of a business combination, there may be adverse tax consequences to us, the target business and their respective stockholders. Tax considerations as well as other relevant factors will be evaluated in determining the precise structure of a particular business combination, which could be effected through various forms of a merger, consolidation or stock or asset acquisition.

         Although we have no commitments as of May 31, 2003 to issue any shares of common stock, preferred stock, options or warrants, we will, in all likelihood, issue a substantial number of additional shares in connection with the consummation of a business combination. To the extent that these additional shares are issued, our stockholders' interests will be diluted. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control is likely to occur which will likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.

         Any change in control may also result in the resignation or removal of our present officers and directors. If there is a change in management, no assurance can be given as to the experience or qualification of any new members of management, either in the operation of our activities or in the operation of the business, assets or property being acquired. Our management considers it likely that in order to consummate a business combination, a change in control will occur; therefore, management anticipates offering a controlling interest to a target business in order to effectuate a business combination.

         Our management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some shares of common stock held by management. It is likely that none of our other shareholders will be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms available to our management.

         There are currently no limitations relating to our ability to borrow funds to increase the amount of capital available to us to effect a business combination or otherwise finance the operations of the target business. However, our limited resources and lack of operating history could make it difficult for us to borrow additional funds from other sources. The amount and nature of any borrowings will depend on numerous considerations, including our capital requirements, potential lenders' evaluation of our ability to meet debt service on borrowings and the then prevailing conditions in the financial markets, as well as general economic conditions. We do not have any arrangements with any bank or financial institution to secure additional financing and there can be no assurance that such arrangements, if required or otherwise sought, would be available on terms commercially acceptable or otherwise in our best interests. Our inability to borrow funds required to effect or facilitate a business combination, or to provide funds for an additional infusion of capital into a target business, may have a material adverse effect on our financial condition and future prospects, including the ability to effect a business combination. To the extent that debt financing ultimately proves to be available, any borrowings may subject us to various risks traditionally associated with indebtedness, including the risks of interest rate fluctuations and insufficiency of cash flow to pay principal and interest. Furthermore, a target business may have already incurred debt financing and, therefore, all the risks associated with this financing.

         If our securities are issued as part of an acquisition, these securities are required to be issued either in reliance upon exemptions from registration under applicable federal or state securities laws or registered for public distribution. We intend to primarily target only those companies for which an exemption from registration would be available; however, since the structure of the business combination has yet to be determined, no assurances can be made that we will be able to rely on these exemptions. Registration of securities typically requires significant costs and frequently encounters delays. In addition, the issuance of additional securities and their potential sale in any trading market which might develop in our common stock could depress the price of our common stock in any market which may develop in our common stock. There is presently no market for our common stock, and no assurances can be given that one will develop. Further, the issuance of additional securities would result in a decrease in the percentage ownership of present shareholders. Due to our small size and limited amount of capital, our ability to raise additional capital if and when needed could be constrained. Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in need of additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.

CONFLICTS OF INTEREST.

         None of our affiliates, officers and directors are required to commit their full time to our affairs and, accordingly, these persons may have conflicts of interest in allocating management time among various business activities. Our affiliates, officers and directors may engage in other business activities similar and dissimilar to those in which we are engaged. In fact, we have not established any condition which would prohibit our directors and officers from pursuing similar blank check offerings in the future. To the extent that our directors and officers or their successors engage in these other activities, they will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which they are or may be associated or have an interest, rather than directing these opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should management choose to place its other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Management may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Management may have conflicts of interest in determining the entity to which a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, management may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. We may consider business combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

         Management may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of some shares of common stock held by Management. In this event, our directors intend to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under
Section 607.0902 of the Florida Business Corporation Act. Thus, it is likely that none of our other shareholders will be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that Management will be provided. Also, these shareholders will not be afforded an opportunity to approve or consent to Management's stock purchase.

COMPETITION.

         We expect to encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well-established and have extensive experience in connection with identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater financial, marketing, technical, personnel and other resources than us, and there can be no assurances that we will have the ability to compete successfully. Our financial resources will be extremely limited in comparison to those of many of our competitors. This inherent competitive limitation could compel us to select certain less attractive target businesses for a business combination. There can be no assurances that such target businesses will permit us to meet our stated business objective. Management believes, however, that our status as a reporting public entity could give us a competitive advantage over privately held entities having a similar business objective to ours in acquiring a target business with significant growth potential on favorable terms.

EMPLOYEES.

         As of May 31, 2003, we had no full time employees. Our management served on a part time basis. We use consultants, attorneys and accountants as necessary. The need for employees and their availability will be addressed in connection with the decision whether or not to acquire or participate in a specific business combination.

SUBSEQUENT EVENT.

         This Form 10-KSB for the year ended May 31, 2003 was filed with the Securities and Exchange Commission after the consummation of a business combination with Nexvu Technologies, LLC on January 28, 2004. Information concerning this business combination is set forth in our Form 8-K filed with the Securities and Exchange Commission on February 11, 2004.

ITEM 2. DESCRIPTION OF PROPERTY.

         As of May 31, 2003, our principal office is located at 980 North Michigan Avenue, Suite 1120, Chicago, Illinois 60611. We occupy this space rent free at the principal office of our company's president, Lee Wiskowski. We believe these facilities are adequate to serve our needs until such time as a business combination occurs. We expect to be able to utilize these facilities, free of charge, until such time as a business combination occurs.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         No public trading market presently exists for our common stock, and there are no present plans, proposals, arrangements or understandings with any person with regard to the development of any trading market in any of our securities. There can be no assurances that a trading market for our common stock will ever develop.

HOLDERS

         As of April 15, 2004 there were approximately 201 holders of record of our common stock.

DIVIDENDS

         We have not paid any cash dividends since our inception, and our board of directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES

         None.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         We are presently a development stage company conducting virtually no business operations, other than our efforts to effect a business combination with a target business which we consider to have significant growth potential. As of May 31, 2003, we have neither engaged in any operations nor generated any revenue. We receive no cash flow. We intend to carry out our plan of business as discussed above in Item 1 of this Form 10-KSB. We incurred expenses of professional fees of $21,361 during this fiscal year and $2,564 during the last fiscal year and had no revenues. We cannot predict to what extent our liquidity and capital resources will be diminished prior to the consummation of a business combination or whether our capital will be further depleted by the operating losses, if any, of the target business with which we effectuate a business combination with. The continuation of our business is dependent upon our ability to obtain adequate financing arrangements, effectuate a business combination and ultimately, engage in future profitable operations.

         Presently, we are not in a position to meet our cash requirements for the next fiscal year. Our sole director and officer may have to advance additional funds in order for the Company to continue. We do not generate any cash revenue or receive any type of cash flow. If we are unable to effectuate a business combination, we may cease operations.

ITEM 7. FINANCIAL STATEMENTS.

         Our financial statements are included after the signature pages of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

ITEM 8A. CONTROLS AND PROCEDURES.

         (a) Evaluation of Disclosure Controls and Procedure

         Our CEO and CFO have evaluated our disclosure controls and procedures as of the end of the fiscal year ended May 31, 2003, and have concluded that, as of May 31, 2003, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the Commission is recorded, processed, summarized and reported within the time periods in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

         (b) Changes in Internal Control Over Financial Reporting

         No changes in our internal control over financial reporting have come to management's attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

OFFICER AND DIRECTOR AS OF MAY 31, 2003

         As of May 31, 2003 Jane Caprio was our sole officer and sole director.

Name                              Age           Position
----                              ---           --------
James Caprio                      64            Director, President, Secretary and Treasurer

CURRENT OFFICERS AND DIRECTORS

         The composition of our directors and officers as a result of the completion of our merger with Nexvu Technologies, LLC on January 28, 2004 is as follows:

Name                                   Age                      Position
----                                   ---                      --------
Robert T. Geras                        66                       Chairman of the Board of Directors, Assistant
                                                                Secretary and Assistant Treasurer

Scott Allen                            41                       Director, Chief Executive Officer and Chief
                                                                Financial Officer

Rory Herriman                          33                       Director, Secretary, Treasurer and Chief
                                                                Technology Officer

Douglas Stukel                         34                       Director and Assistant Secretary

Lee Wiskowski                          37                       Director

         Robert T. Geras

         Mr. Geras has served as our Chairman of the Board since the completion of our merger with Nexvu. Mr. Geras also served as the Chairman of Nexvu from June 2003 through the date of the merger. Mr. Geras is a co-founder and the largest shareholder of publicly traded Merge Technologies Inc. (MRGE - Nasdaq National Market), an industry leader in eHealth connectivity products for medical imaging and other clinical information. Mr. Geras has also served as a director and/or investor in VideoHomeTours, a provider of visual content management and marketing services for large brokerage firms; ShowingTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

         Scott Allen

         Mr. Allen has served as a director and our Chief Executive and Chief Financial Officer since the completion of our merger with Nexvu. In addition, Mr. Allen served as the Chief Executive Officer and President of Nexvu from July 2003 through the date of the merger. Prior to joining Nexvu, Mr. Allen spent seven years working at Network Associates, Inc. During his tenure at Network Associates, Mr. Allen held key contributor roles in the sales organization. Between October 2001 and June 2003, Mr. Allen served as the Vice President, Product Management for the Sniffer Technologies division of Network Associates. Mr. Allen also spent nine years between 1987 and 1996 in the health care industry developing architecture and installing and managing enterprise networks for Intermountain Health Care.

         Rory Herriman

         Mr. Herriman has served as a director and our Chief Technology Officer since the completion of our merger with Nexvu. Mr. Herriman also served as the Chief Technology Officer of Nexvu from May 2002 through the date of the merger. From 1997 until 2002, Mr. Herriman served as the Senior Director of Technology Architecture and Engineering at Sears, Roebuck and Company where he defined and executed enterprise wide technology direction in the areas of telecommunications, networking and computing. From 1996 until 1997, Mr. Herriman served as a Senior Product Engineer for MCI Telecommunications, where he worked with Fortune 500 companies to define and implement global communication infrastructures.

         Douglas Stukel

         Mr. Stukel has served as one of our directors since August 2003. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in CGS. In addition, Mr. Stukel is a co-founder of Premier Medical, a distributor of medical supplies based in Joliet, Illinois. From 1997 to 2001, Mr. Stukel served as the president of Cendant Home Funding from 1997 until 2001, a residential mortgage company based in Joliet, Illinois.

         Lee Wiskowski

         Mr. Wiskowski has served as a director since the completion of our merger with Nexvu. Prior to the merger with Nexvu, Mr. Wiskowski served as our Chief Executive Officer, Chief Financial Officer, President and director since August 2003. He, together with Doug Stukel, was responsible for the identification of our merger with Nexvu. Mr. Wiskowski was the founder of Madison Securities and an early co-founder of Advanced Equities, both NASD licensed broker-dealers registered in all 50 states. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately two years ago, and has been engaged in the investment and advisory business since that time through Grander, LLC, a privately held advisory and consulting firm.

         All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. Officers serve at the discretion of our board of directors.

CODE OF ETHICS

         As of May 31, 2003, we had not adopted a Code of Ethics that would apply to the principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions.

         Following the completion of our business combination with Nexvu Technologies, LLC on January 28, 2004, our then Board of Directors adopted a Code of Ethics which applies to the principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions.

AUDIT COMMITTEE

         As of May 31, 2003, we did not have a separately-designed standing audit committee, nor did we have a director who would qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Given our situation at that time, we believed that it would be overly costly and burdensome to retain an independent director who would qualify as an "audit committee financial expert."

         As a result of the completion of our business combination with Nexvu Technologies, LLC on January 28, 2004, we presently have a separately-designed standing Audit Committee and an Audit Committee Charter. The Audit Committee is presently comprised of our entire board of directors and is responsible for selection and oversights of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors and reviewing all potential conflict of interest situations. We presently do not have a director who would qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Given our present situation, we feel it would be overly costly and burdensome and is not warranted to retain an independent director who would qualify as an "audit committee financial expert." We will consider adding an audit committee financial expert if our business grows and adding such a person would be less burdensome.

COMPLIANCE WITH SECTION 16(a) OF THE SECURITIES EXCHANGE ACT OF 1934

         Our executive officers, directors and shareholders beneficially owning more than 10% of our common stock are required under the Exchange Act to file reports of ownership of our common stock with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our common stock have been complied with.

ITEM 10. EXECUTIVE COMPENSATION.

         As of May 31, 2003, we had not paid any salary or other compensation to our officers or directors and we did not have any employment agreements with them.

         As of May 31, 2003, our sole director had not received any compensation as a result of serving on our Board of Directors.

         Until we effectuate a business combination, it is not anticipated that any officer or director will receive any compensation other than reimbursement for out-of-pocket expenses incurred on our behalf. See "Certain Relationships and Related Transactions". As of May 31, 2003, we had no stock option, retirement, pension, or profit-sharing programs for the benefit of our sole officer and director, but the Board of Directors may recommend adoption of one or more such programs in the future. As of May 31, 2003, no other arrangements are presently in place regarding compensation to officers or directors for their services.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT ND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

         The following table sets forth, as of April 15, 2004, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

         o each person known to us to be the beneficial owner of more than five percent (5%) of our common stock;

         o        each director; and

         o all directors and executive officers, as a result of our business combination with Nexvu Technologies, LLC, which was completed on January 28, 2004. Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which the person has the right to acquire the beneficial ownership within 60 days.

       NAME AND ADDRESS OF BENEFICIAL                   AMOUNT AND NATURE OF
                OWNER                                 BENEFICIAL OWNERSHIP(1)          PERCENT OF CLASS
Robert T. Geras                                              2,257,837(2)                   14.05%
55 East Erie Street, #2905
Chicago, Illinois  60611

Scott Allen                                                    591,678(3)                    3.61%
Nexvu Technologies, L.L.C.
1100 East Woodfield Road-Suite 100
Schaumburg, Illinois 60173

Rory Herriman                                                  618,871(4)                    3.78%
Nexvu Technologies, L.L.C.
1100 East Woodfield Road-Suite 100
Schaumburg, Illinois 60173

Douglas Stukel                                                 434,482(5)                    2.40%
980 N. Michigan Ave., Suite 1120
Chicago, Illinois 60611

Lee Wiskowski                                                  330,407(6)                    2.04%
980 N. Michigan Ave., Suite 1120
Chicago, Illinois 60611

Craig Siegler                                                1,459,258(7)                    9.05%
388 Melford Road
Deerfield, Illinois 60035

Carl C. Greer Trust                                          2,266,281(8)                   13.96%
c/o Thomas Floyd
4501 West 127th Street-Suite D
Alsip, Illinois  60803

David Lies                                                   1,304,375(9)                    8.11%
1210 Sheridan Road
Wilmette, Illinois 60091

Balkin Family Limited Partnership                            1,093,186(10)                   6.81%
1145 Green Bay Road
Glencoe, Illinois 60022

All Directors and Executive Officers as a Group              4,187,128                      24.03%
(5 persons)

         (1) Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all common stock shown as beneficially owned by the shareholder.

         (2)      Includes warrants held by Mr. Geras to acquire 111,111 shares.

         (3) Includes an option held by Mr. Allen to acquire 430,000 shares pursuant to our 2003 Long-Term Incentive Plan.

         (4) Includes an option held by Mr. Herriman to purchase 430,000 shares pursuant to our 2003 Long-Term Incentive Plan.

         (5) Includes warrants held by Mr. Stukel to acquire 250,000 shares.

         (6) Includes 72,407 shares held by Grander, L.L.C., of which Mr. Wiskowski is the sole member, and 250,000 shares issuable upon the exercise of warrants held by Mr. Wiskowski.

         (7) Includes warrants held by Mr. Seigler to acquire 162,500 shares.

         (8) Includes warrants held by the Carl C. Greer Trust to acquire 277,778 shares.

         (9) Includes warrants held by Mr. Lies to acquire 111,111 shares, and Mr. Lies disclaims beneficial ownership of 97,392 shares held by Linda Lies, and warrants held by Mrs. Lies to acquire 9,259 shares.

         (10) Includes warrants held by the Balkin Family Limited Partnership to acquire 92,593 shares.

ITEM 12.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         As of May 31, 2003, there were no reportable matters.

         On December 1, 2003, we entered into a Business and Financial Advisory Agreement with Grander, L.L.C., of which Lee Wiskowski is the sole member. For such services, Grander is entitled to an advisory fee equal to ten percent of the aggregate amount of the sale price of securities issued in private offerings of our common stock.

         On March 31, 2004, we entered into an Advisory Services Agreement with Lee Wiskowski. Pursuant to the Agreement, Mr. Wiskowski will provide financial advisory services in connection with any of our mergers and acquisitions and provide analysis as to strategic alternatives. As consideration for such services, Mr. Wiskowski was granted three-year warrants, exercisable at $1.35 per share, to purchase 250,000 shares of our common stock.

         On March 31, 2004, we entered into an Advisory Services Agreement with Doug Stukel. Pursuant to the Agreement, Mr. Stukel will provide financial advisory services in connection with any of our mergers and acquisitions and provide analysis as to strategic alternatives. As consideration for such services, Mr. Stukel was granted three-year warrants, exercisable at $1.35 per share, to purchase 250,000 shares of our common stock.

ITEM 13. EXHIBITS,

(a)      Exhibits

    Exhibit Number         Description of Document
    --------------         -----------------------

         3.1               Articles of Incorporation of Capital Growth Systems,
                           Inc. (1)

         3.2               By-laws of Capital Growth Systems, Inc. (2)

         31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
----------

         (1) Incorporated herein by reference to Exhibit 3.1 to Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).

         (2) Incorporated herein by reference to Exhibit 3.2 to Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).


(b)      Reports of Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (a)      Audit Fees

         The aggregate fees billed by Russell & Atkins, PLC for professional services rendered for the audit of our financial statements for the fiscal years ended May 31, 2003 and May 31, 2002 and the review of the financial statements included in our Form 10-Qs, were $5,750 and $4,500, respectively.

         (b)      Audit-Related Fees

         None.

         (c)      Tax Fees

         None.

         (d)      All Other Fees

         None.

         (e)      Audit Committee Pre-Approval Policy

         As of May 31, 2003, we had not established a separately-designed standing audit committee. During this period, our board of directors was responsible for selection and oversights of our independent auditors, establishing and monitoring our financial policies and control procedures, and reviewing and monitoring the provision of non-audit services by our independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITAL GROWTH SYSTEMS, INC.

                                      BY: /s/ Scott Allen
                                          -------------------------------------
                                          Scott Allen, Chief Executive
                                          Officer and Chief Financial Officer

Dated: April 20, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                              TITLE                                              DATE
---------                              -----                                              ----
/s/ Scott Allen                        Director, Chief Executive Officer, and             April 20, 2004
----------------------                 Chief Financial Officer
Scott Allen

/s/ Robert T. Geras                    Chairman of the Board of Directors                 April 20, 2004
----------------------
Robert T. Geras

/s/ Rory Herriman                      Director and Chief Technology Officer              April 20, 2004
----------------------
Rory Herriman

/s/ Douglas Stukel                     Director                                           April 20, 2004
----------------------
Douglas Stukel

/s/ Lee Wiskowski                      Director                                           April 20, 2004
----------------------
Lee Wiskowski

INDEX TO FINANCIAL STATEMENTS

   CAPITAL GROWTH SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS                                  PAGE
   --------------------------------------------------------------                                  ----
   Reports of Independent Certified Public Accountants                                             F-2

   Balance Sheet as of May 31, 2003                                                                F-3

   Statement of Operations for the years ended May 31, 2003 and 2002 and from September            F-4
   29, 1999 (Inception) to May 31, 2003

   Statement of Changes in Stockholders' Equity from September 29, 1999 (Inception) to May         F-5
   31, 2003

   Statement of Cash Flows years ended May 31, 2003 and 2002 and from September 29, 1999           F-6
   (Inception) to May 31, 2003

   Notes to Consolidated Financial Statements                                                      F-7

                          CAPITAL GROWTH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                  MAY 31, 2003

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Capital Growth Systems, Inc.

We have audited the accompanying balance sheet of Capital Growth Systems, Inc. (a Development Stage Enterprise) as of May 31, 2003 and the related statements of operations and stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. (a Development Stage Enterprise) as of May 31, 2003 and the results of its operations, and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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


Russell & Atkins, PLC

April 5, 2004
Edmond, Oklahoma

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET
MAY 31, 2003

                                                                   2003                  2002
ASSETS

Current Assets
Cash                                                           $         --         $          1
                                                               ------------         ------------

Total Current Assets                                                     --                    1
                                                               ------------         ------------

Other Assets
Incorporation costs                                                      --                   --
                                                               ------------         ------------

Total Other Assets                                                       --                   --
                                                               ------------         ------------

TOTAL ASSETS                                                   $         --         $          1
                                                               ============         ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                               $     11,361         $         --
Advance from shareholder                                             10,000                   --
                                                               ------------         ------------

TOTAL CURRENT LIABILITIES                                            21,361                   --
                                                               ------------         ------------

Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 931,500( 2002 - 931,500)                                             93                   93

Additional paid in capital                                            6,702                6,702
Deficit accumulated during the development stage                    (28,156)              (6,794)
                                                               ------------         ------------

Total Stockholders' Equity                                          (21,361)                   1
                                                               ------------         ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $         --         $          1
                                                               ============         ============

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS
FOR THE YEAR ENDED MAY 31, 2003

                                                                                            From
                                                                                         Inception
                                                                                       Sept 29, 1999
                                                                                         To May 31,
                                                    2003                2002               2003
INCOME                                          $        --         $        --         $        --
                                                -----------         -----------         -----------

OPERATING EXPENSES
Professional Fees                                    21,361               2,504              26,931
Amortization Expenses                                    --                  --                  --
Administrative Expenses                                   1                  60               1,225
                                                -----------         -----------         -----------

Total Operating Expenses                             21,362               2,564               6,794
                                                -----------         -----------         -----------

Net Loss from Operations                        $   (21,362)        $    (2,564)        $   (28,156)
                                                ===========         ===========         ===========

Weighted average number of shares
 outstanding                                        931,500             931,500             931,500
                                                ===========         ===========         ===========

Net Loss Per Share                              $      (.02)        $     (.003)        $      (.03)
                                                ===========         ===========         ===========


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 29, 1999 (Inception) to May 31, 2003

                                                                                Deficit
                                                                              Accumulated
                                 common stock                 Additional        During
                          ----------------------------         Paid In        Development
                            Shares            Amount           Capital           Stage               Total
                          ----------        ----------        ----------      ------------         ----------
Issuance of
   common stock              931,500        $       93        $    4,722        $       --         $    4,815

Net loss for
   period                         --                --                --            (1,659)            (1,659)
                          ----------        ----------        ----------        ----------         ----------

Balance, May 31,
   2000                      931,500                93             4,722            (1,659)             3,156

Net loss for
   year                           --                --                --            (2,571)            (2,571)
                          ----------        ----------        ----------        ----------         ----------

Balance, May 31,
   2001                      931,500        $       93        $    4,722        $   (4,230)        $      585

Additional capital
   contributed                    --                --             1,980                --              1,980

Net loss for
   year                           --                --                --            (2,564)            (2,564)
                          ----------        ----------        ----------        ----------         ----------

Balance, May 31,
   2002                      931,500        $       93        $    6,702        $   (6,794)        $        1

Net loss for
   year                           --                --                --           (21,362)           (21,362)
                          ----------        ----------        ----------        ----------         ----------
Balance, May 31,
   2003                      931,500        $       93        $    6,702        $  (28,156)        $  (21,361)
                          ==========        ==========        ==========        ==========         ==========


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
FOR THE YEAR  ENDED MAY 31, 2003
(UNAUDITED)

                                                                                                   From
                                                                                                Inception
                                                                                               Sept 29,1999
                                                                                                To May 31,
                                                         2003                  2002                2003
                                                     ------------         ------------         ------------
Cash Flows From Operating Activities
Net loss                                             $    (21,362)        $     (2,564)        $    (28,156)
Adjustments to reconcile net loss to
  net cash used operating activities:
 Stock issued for services                                     --                   --                   --
Changes in assets and liabilities

 Decrease in Accounts payable                              11,361                 (490)              11,361
                                                     ------------         ------------         ------------
                                                           11,361                   --               11,361
                                                     ------------         ------------         ------------

Net Cash Used in Operating Activities                     (10,001)              (3,054)             (16,795)
                                                     ------------         ------------         ------------

Cash Flow From Financing Activities
Issuance of common stock                                       --                   --                4,815
Increase in Advance from Shareholder                       10,000                   --               10,000
Contributed capital                                            --                1,980                1,980
                                                     ------------         ------------         ------------
Net Cash Provided By Financing
    Activities                                             10,000                1,980               16,795
                                                     ------------         ------------         ------------

Increase(decrease) in Cash                                     (1)              (1,074)                  --

Cash and Cash Equivalents - Beginning
    of period                                                   1                1,075                   --
                                                     ------------         ------------         ------------

Cash and Cash Equivalents - End
    of period                                        $         --         $          1         $          1
                                                     ============         ============         ============

Supplemental Cash Flow Information
 Interest paid                                       $         --         $         --         $         --
                                                     ============         ============         ============
 Taxes paid                                          $         --         $         --         $         --
                                                     ============         ============         ============

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT MAY 31, 2003

1.       ORGANIZATION AND BASIS OF PRESENTATION

         CAPITAL GROWTH SYSTEMS, INC. (the "Company") was organized in the State of Florida on September 29, 1999. The Company's intends to serve as a vehicle to effect an asset acquisition, merger, exchange of capital stock or other business combination with a domestic or foreign business of an undetermined nature at this time.

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

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS NO. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. SFAS No 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS No. 146 may affect the timing of recognizing future restructuring costs as well as the amount recognized. SFAS NO. 146 is effective for exit or disposal activities that are initiated after December 31, 2002.

         In November 2002, the FASB Interpretation No. 45 (FIN 45) "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. FIN 45 also requires disclosure about certain guarantees that an entity has issued. The Company has implemented the disclosure requirements required by FIN 45, which were effective for fiscal years ending after December 15, 2002. The Company will apply the recognition provisions of FIN 45 prospectively to guarantees issued after December 31, 2002.

         In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123" (FAS 148). The statement amends SFAS 123 "Accounting for Stock Based Compensation:" (FAS 123) to provide alternative methods of voluntarily transition to the fair value based method of accounting for stock based employee compensation. FAS 148 also amends the disclosure requirement of FAS 123 to require disclosure of the method used to account for stock based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The Company has no current intention to change its policy of accounting for stock-based compensation.

         In January 2003, the FASB issued FASB Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities, and Interpretation of ARB No.51." FIN 46 requires certain variable interest entities to be consolidated by the primary beneficial of the entity if the equity investors in the entity do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning on or after June 15, 2003.

         On April 30, 2003 the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. The amendments set forth in Statement 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. This Statement is effective for contracts entered into or modified after June 30, 2003.

         On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The Statement improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. The new Statement requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, Statement 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003.

         The Company believes that none of the recently issued accounting standards will have a material impact on the financial statements.

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

         Deferred tax assets

                  Net operating loss carry forwards             $  28,156
                  Valuation allowance for deferred tax assets     (28,156)
                                                                ---------

         Net deferred tax assets                                $       0
                                                                =========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of May 31, 2003, the Company had net operating loss carry forwards of approximately $28,156 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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