Form 10QSB
period 2003-08-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-04-20
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                [x] QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly period ended August 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Florida                                 65-09535505
----------------------------------        -----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)


              1100 East Woodfield Road, Schaumburg, Illinois 60173
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  630-872-5800
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------

         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

         Yes [ ] No |X|

         The total number of shares outstanding of the issuer's common stock, par value $.0001, as of the date of this report, is: 15,955,851.

         Transitional Small Business Disclosure Format: Yes [ ] No |X|

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.


                          CAPITAL GROWTH SYSTEMS, INC.
                          (A Development Stage Company)

                          Interim Financial Statements
                                   (Unaudited)

                                 August 31, 2003

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
August 31, 2003
(UNAUDITED)

                                                                             August 31,       May 31,
                                                                               2003             2003
                                                                           -------------    -------------
ASSETS
Current Assets
Cash                                                                       $          --    $          --
                                                                           -------------    -------------
Total Current Assets                                                                  --               --
                                                                           -------------    -------------

Other Assets
Incorporation Costs                                                                   --               --
                                                                           -------------    -------------
Total Other Assets                                                                    --               --
                                                                           -------------    -------------

TOTAL ASSETS                                                               $          --    $          --
                                                                           =============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                                           $      11,361    $      11,361
Advance from Shareholder                                                          10,000           10,000
                                                                           -------------    -------------

TOTAL CURRENT LIABILITIES                                                  $      21,361    $      21,361
                                                                           -------------    -------------

Stockholders' Equity
Common stock, authorized 25,000,000 shares, par value $.0001, issued and              93               93
outstanding - 931,500 (May 31, 2003 - 931,5000)
Additional Paid In Capital                                                         6,702            6,702
Deficit accumulated during the development state                                 (28,156)         (28,156)

Total Stockholders' Equity                                                       (21,361)         (21,361)
                                                                           -------------    -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $          --    $          --
                                                                           =============    =============

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(UNAUDITED)

                                                              Three Months Ended
                                                                   August 31                From Inception
                                                          ------------------------------   Sept. 29, 1999 to
                                                              2003              2002        August 31, 2003
                                                          -------------    -------------   -----------------
INCOME                                                    $          --    $          --       $          --
                                                          -------------    -------------       -------------

OPERATING EXPENSES
Professional Fees                                                    --               --              26,931
Amortization Expenses                                                --               --                  --
Administrative Expenses                                              --               --               1,225
                                                          -------------    -------------       -------------

Total Operating Expenses                                             --               --              28,156
                                                          -------------    -------------       -------------


Net Loss from Operations                                  $          --    $          --       $     (28,156)
                                                          -------------    -------------       -------------

Weighted Average Number of Shares Outstanding                   931,500          931,500             931,500

Net Loss Per Share                                        $       (.000)   $       (.000)      $        (.03)
                                                          =============    =============       =============

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2003
(UNAUDITED)

                                                                                                    September 29, 1999
                                                                            2003         2002       to August 31, 2003
                                                                         ----------   ----------   --------------------
Cash Flows from Operating Activities
Net Loss                                                                 $       --   $       --   $            (28,156)

Adjustments to reconcile net loss to net cash used operating activities:
Changes in assets and liabilities
   Increase in Accounts Payable                                                  --           --                 11,361
                                                                         ----------   ----------   --------------------

Net Cash Used in Operating Activities                                            --           --                (16,795)
                                                                         ----------   ----------   --------------------

Cash Flow from Financing Activities
Increase in Advance from Shareholder                                             --           --                 10,000
Issuance of Common Stock                                                         --           --                  4,815
Contributed Capital                                                              --           --                  1,980
                                                                         ----------   ----------   --------------------

Net Cash Provided by Financing Activities                                        --           --                 16,795
                                                                         ----------   ----------   --------------------

Increase (decrease in Cash)                                                      --           --                      1
                                                                         ----------   ----------

Cash and Cash Equivalents - Beginning of Period                                  --            1                     --
                                                                         ----------   ----------   ====================


Cash and Cash Equivalents - End of Period                                $       --   $        1   $                 --
                                                                         ==========   ==========   ====================

Supplemental Cash Flow Information
Interest Paid                                                            $       --   $       --   $                 --
                                                                         ==========   ==========   ====================

Taxes Paid                                                               $       --   $       --   $                 --
                                                                         ==========   ==========   ====================

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
Notes To Interim Financial Statements
August 31, 2003
(UNAUDITED)

Note 1 - Organization and Summary of Significant Accounting Policies.

Nature of Business

         Capital Growth Systems, Inc. (the "Company") was incorporated on September 29, 1999 under the laws of the State of Florida. The Company's primary business operations are to engage in a viable venture. The Company is searching for a viable entity upon which to merge and/or acquire. The Company intends to raise the funds required in a public or private offering of its securities in order to fulfill its business objectives.

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

Note 2 - Going Concern.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company's operations are in the development stage and have generated no income to date.

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

Plan of Operations

         For the period ended August 31, 2003, the Company did not generate any revenues. Management's efforts through that date were devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. As of August 31, 2003, management was unsuccessful. The Company incurred operating losses through August 31, 2003 of $28,156 and will continue to incur losses until such time as an acquisition candidate is identified and, even if we are successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

         As of August 31, 2003, the Company had no cash and did not have sufficient funds to satisfy cash requirements related to the investigation of possible business acquisition candidates. As of August 31, 2003, the Company's prospects for obtaining financing were uncertain. The Company subsequently engaged in a business combination that also involved our raising capital. See "Subsequent Event."

Subsequent Event

         This Form 10-QSB for the period ended August 31, 2003 was filed with the Securities and Exchange Commission after the consummation of a business combination with Nexvu Technologies, LLC on January 28, 2004. Information concerning this business combination is set forth in our Form 8-K filed with the Securities and Exchange Commission on February 11, 2004.

Item 3 - Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

         The CEO/ CFO has evaluated the Company's disclosure controls and procedures as of the three months ended August 31, 2003, and has concluded that, as of August 31, 2003, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

                                        CAPITAL GROWTH SYSTEMS, INC.

                                        BY: /s/ Scott Allen
                                            ------------------------------------
                                            Scott Allen, Chief Executive Officer
                                            Chief Financial Officer

Dated: April 20, 2004