Form 10QSB
period 2003-11-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-04-20
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly period ended November 30, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                  Florida                                 65-09535505
---------------------------------------------            ----------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
                 or organization)                       Identification No.)


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

                          Interim Financial Statements
                                   (Unaudited)

                                November 30, 2003

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM BALANCE SHEET
NOVEMBER 30, 2003
(UNAUDITED)

                                                      November 30,      May 31,
                                                           2003          2003
ASSETS
Current Assets
Cash                                                      $     --      $     --
                                                          --------      --------
Total Current Assets                                            --            --


Other Assets
Incorporation Costs                                             --            --
                                                          --------      --------
Total Other Assets                                              --            --
                                                          --------      --------
TOTAL ASSETS                                              $     --      $     --
                                                          ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable                                          $  7,000      $ 11,361
Advance from Shareholder                                    23,231        10,000
                                                          --------      --------

TOTAL CURRENT LIABILITIES                                 $ 30,231      $ 21,361
                                                          --------      --------

Stockholders' Equity
Common stock, authorized 25,000,000 shares, par value           93            93
$.0001, issued and outstanding - 931,500 (May 31, 2003
- 931,5000)
Additional Paid In Capital                                   6,702         6,702
Deficit accumulated during the development state           (37,026)      (28,156)

Total Stockholders' Equity                                 (30,231)      (21,361)
                                                          --------      --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $     --      $     --
                                                          ========      ========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003
(UNAUDITED)

                                                                                                       From Inception
                                     Three Months Ended                  Six Months Ended            Sept. 29, 1999 to
                                         November 30                        November 30              November 30, 2003
                               ------------------------------      ------------------------------    -----------------
                                   2003              2002              2003               2002
                               ------------      ------------      ------------      ------------
INCOME                         $         --      $         --      $         --      $         --      $         --
                               ------------      ------------      ------------      ------------      ------------
OPERATING EXPENSES
Professional Fees                     8,870                --             8,870                --            35,801
Amortization Expenses                    --                --                --                --                --
Administrative Expenses                  --                --                --                --             1,225
                               ------------      ------------      ------------      ------------      ------------

Total Operating Expenses              8,870                --             8,870                --            37,026
                               ------------      ------------      ------------      ------------      ------------

Net Loss from Operations       $     (8,870)     $         --      $     (8,870)     $         --      $    (37,026)
                               ------------      ------------      ------------      ------------      ------------

Weighted Average Number of
 Shares Outstanding                 931,500           931,500           931,500           931,500           931,500

Net Loss Per Share             $       (.01)     $      (.000)     $       (.01)     $      (.000)     $       (.04)
                               ============      ============      ============      ============      ============

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
INTERIM STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2003
(UNAUDITED)

                                                                                 2003            2002    September 29, 1999
                                                                                                         to August 31, 2003
Cash Flows from Operating Activities
Net Loss                                                                     $   (8,870)     $       --     $  (37,026)
Adjustments to reconcile net loss to net cash used operating activities:
Changes in assets and liabilities
   Increase in Accounts Payable                                                  (4,361)             --          7,000
                                                                                             ----------     ----------

Net Cash Used in Operating Activities                                           (13,231)             --        (30,026)
                                                                             ----------      ----------     ----------
Cash Flow from Financing Activities
Increase in Advance from Shareholder                                             13,231              --         23,231
Issuance of Common Stock                                                             --              --          4,815
Contributed Capital                                                                  --              --          1,980
                                                                             ----------      ----------     ----------
Net Cash Provided by Financing Activities                                        13,231              --         30,026
                                                                             ----------      ----------     ----------

Increase (decrease in Cash)                                                          --              --              1
                                                                             ----------      ----------     ----------

Cash and Cash Equivalents - Beginning of Period                                      --               1             --
                                                                             ----------      ----------     ==========
Cash and Cash Equivalents - End of Period                                    $       --      $        1     $       --
                                                                             ==========      ==========     ==========
Supplemental Cash Flow Information
Interest Paid                                                                $       --      $       --     $       --
                                                                             ==========      ==========     ==========
Taxes Paid                                                                   $       --      $       --     $       --
                                                                             ==========      ==========     ==========

The accompanying notes are an integral part of these financial statements

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
NOTES TO INTERIM FINANCIAL STATEMENTS
NOVEMBER 30, 2003
(UNAUDITED)

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

Plan of Operations

         For the period ended November 30, 2003 the Company did not generate any revenues. Management's efforts through that date were devoted to focusing on prospective business opportunities to effect a merger, exchange of capital stock, asset acquisition or other similar business combination. As of November 30, 2003, management was unsuccessful. The Company incurred operating losses through November 30, 2003 of $37,026 and will continue to incur losses until such time as an acquisition candidate is identified and, even if we are successful in acquiring a business or consummating a business combination, there can be no assurance that this business will be profitable.

Liquidity and Capital Resources

         As of November 30, 2003, the Company had no cash and did not have sufficient funds to satisfy cash requirements related to the investigation of possible business acquisition candidates. As of November 30, 2003, the Company's prospects for obtaining financing were uncertain. The Company subsequently engaged in a business combination that also involved our raising capital. See "Subsequent Event."

Subsequent Event

         This Form 10-QSB for the period ended November 30, 2003 was filed with the Securities and Exchange Commission after the consummation of a business combination with Nexvu Technologies, LLC on January 28, 2004. Information concerning this business combination is set forth in our Form 8-K filed with the Securities and Exchange Commission on February 11, 2004.

Item 3 - Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

         The CEO/ CFO has evaluated the Company's disclosure controls and procedures as of the six months ended November 30, 2003, and has concluded that, as of November 30, 2003, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that the Company files with or submits to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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