Form 10KSB
period 2003-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-05-06
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)

                   [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year ended

             [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from June 1, 2003 to December 31, 2003

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

            FLORIDA                                      65-09535505
------------------------------                    ------------------------------
(STATE OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR                                  IDENTIFICATION NUMBER
ORGANIZATION)

              1100 EAST WOODFIELD ROAD, SCHAUMBURG, ILLINOIS 60173
--------------------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                                  630-872-5800
--------------------------------------------------------------------------------
                (ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: common stock, $.0001 par value

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0

         The issuer is unable to calculate the aggregate market value of voting stock held by non-affiliates as of a recent date because the issuer is not aware of any market for its shares of common stock.

         As of May 3, 2004, the issuer had outstanding 16,000,454 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

         Transitional Small Business Disclosure Format: Yes[ ]  No [X]

                                TABLE OF CONTENTS

                                                                                                                PAGE
ITEM 1.   DESCRIPTION OF BUSINESS............................................................................     5
ITEM 2.   DESCRIPTION OF PROPERTY............................................................................    17
ITEM 3.   LEGAL PROCEEDINGS..................................................................................    17
ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................    17
ITEM 5.   MARKET FOR OUR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.......................................    17
ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION..........................................................................................    18
ITEM 7.   FINANCIAL STATEMENTS...............................................................................    19
ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............    19
ITEM 8A.  CONTROLS AND PROCEDURES............................................................................    14
ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE
          EXCHANGE ACT.......................................................................................    20
ITEM 10.  EXECUTIVE COMPENSATION.............................................................................    21
ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.....    24
ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................................................    26
ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULE AND REPORTS ON FORM 8-K....................................    27
ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................................................    28

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

         In some cases, you can identify forward-looking statements by terms such as "may," "will," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Factors Affecting Future Performance." These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

         Capital Growth Systems, Inc. was organized as a Florida corporation on September 29, 1999. We are a developmental stage company and have had no revenue through December 31, 2003. Since inception, our activities have been limited to actions related to our organization and the preparation of the documents necessary for us to be registered with the Securities and Exchange Commission. Through December 31, 2003, we operated as a "shell" company conducting virtually no business operations, other than our efforts to seek a merger partner or acquisition candidate. Throughout this period we had no full time employees and owned no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business, which we will refer to as a "target business," which desired to utilize our status as a reporting company under the Securities Exchange Act of 1934.

         On January 28, 2004, we effectuated a business combination by entering into an Agreement and Plan of Merger whereby we acquired 100% of the ownership of Nexvu Technologies, LLC, a Delaware limited liability company ("Nexvu"), by merging it in a forward triangular merger with our wholly owned subsidiary, Nexvu MergerSub, LLC, a Delaware limited liability company. Nexvu was the survivor of the merger and we serve as its holding company. Accordingly, references in this report to "we, us or our" are to Capital Growth Systems, Inc. or Nexvu. We will refer to Nexvu as a separate entity only where necessary, such as in the discussion of the business combination below. Nexvu is engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems and applications.

         The consummation of the business combination was simultaneous with our closing on the proceeds of a private placement of our common stock, thereby affording Nexvu ready access to in excess of $5,000,000 of capital, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws that regulate initial public offerings.

BUSINESS COMBINATION

         The form of the business combination was a merger in which we issued 8,558,500 shares of our common stock in exchange for 100% of the membership interests in Nexvu. In addition, pursuant to a Loan Conversion Agreement, we issued:

         - an additional number of shares of our common stock needed to convert the amount of new bridge loans funded by Nexvu members from November 15, 2003 through the merger closing into shares of our common stock at a conversion price of approximately $0.95 per share, for a total of 577,500 shares; and

         - warrants expiring December 31, 2006 to purchase our common stock at $1.35 per share based upon 50% warrant coverage with respect to all bridge loans funded, for a total of 288,750 warrants.

The merger agreement also required a simultaneous closing of the issuance of a private offering for our common stock of not less than $2,000,000, up to a maximum of $7,000,000, subject to increase in our sole discretion, at $1.35 per share, and the conversion of bridge loan principal amounts to equity so that we would own 100% of Nexvu, which would be substantially debt free as of the merger closing. We subsequently approved an increase in the maximum amount of the private offering and raised a total of approximately $7,700,000 from the sale of our common stock in the private offering. The private offering closed on April 15, 2004.

         The merger agreement further provided that, on closing of the merger, at least three designees of Nexvu, all of whom were Nexvu's principal officers, would become members of our board of directors. These persons were elected to the following positions: Scott Allen, CEO and CFO; Rory Herriman, Chief Technology Officer; and Robert T. Geras, Chairman of the Board. We also entered into an indemnification agreement at the closing of the merger in which we agreed to indemnify and hold harmless all five of our directors against certain liabilities for actions taken in good faith on our behalf or on behalf of Nexvu.

         The consideration for this transaction was arrived at arms-length negotiations between Nexvu and us and includes a premium over the net book value of the assets acquired based upon our own assessment of the market value of Nexvu's assets and the benefits of combining Nexvu with us.

BACKGROUND OF NEXVU.

         We have developed a suite of software application performance management tools and products which address a chronic problem facing companies today: how to measure and ensure that a company's hardware, software and telecommunications equipment provide the intended functionality and speed. As businesses continue to increase their delivery of information along their networks, between their core data centers, their diverse branch locations, commonly known as the "edge" of the network, and among the multiple computer residing at the "edge," the usability of the equipment and software programs running the equipment is often impaired, causing frequent and sometimes severe interruptions in the way business is transacted.

         We have established a unique, relatively low cost means of significantly improving the ability to transact business at the "edge." Our principal product is a small box loaded with our proprietary software, which is installed in the telephone equipment closet at a customer's location, as well as its core data centers. The box monitors up to 3,700 different applications over the customer's network and sends an "alert" message every time the application is not running within an acceptable level of performance. This enables the customer to identify that a problem exists and to pinpoint the cause of the problem, often before the "crash" of the application occurs.

         We launched our first generation of products in July 2003 and have received significant interest from a number of Fortune 2000 and smaller companies, which have either purchased product and/or installed pilot evaluation units with favorable initial reactions. Nexvu had raised in excess of $4,000,000 of capital from its founders and early investors prior to the merger with us.

BUSINESS.

         Size of Market.

         There has been tremendous expansion in the area of application deployment in the last 20 years. As companies realized the cost benefits and productivity gains created by network technology, networks expanded almost as rapidly as technologies and products were introduced. The problems associated with network expansion affect both day-to-day network operations management and strategic network growth planning, also known as "capacity planning." Staff requirements to manage these networks have grown exponentially, resulting in the need for more automated network management.

         Bear, Stearns and Company Inc., in a March 2002 network infrastructure management research report, forecasted that the infrastructure management market would expand from an estimated $8.5 billion in 2001 to more than $21 billion in 2005, a 21% cumulative average growth rate. The majority of this growth is being driven by the need to reduce operating costs, increase productivity and revenue and manage risk of location outages by more comprehensively managing the performance, availability and security intrusion detection of computing environments at all locations.

         Market Opportunity.

         We have targeted Fortune 2000 companies with highly distributed operating environments comprised of hundreds to thousands of remote locations within thousands of application users. Based on information supplied by Fortune, Hoovers and other industry specific research firms, we estimate this total market opportunity at approximately two million remote/branch offices in the U.S.

         We intend to focus on a subset of the Fortune 2000 market within the retail, call center, insurance, banking and health care industries. These segments, as detailed below by industry, make up approximately 40% of the overall market opportunity within the Fortune 2000. We believe that the attainable sales volume, based upon pilot customer input, will range between 10% to 15% of the total sites within each segment for the initial product offerings. Future product offerings are expected to address vertical industry solutions that will more comprehensively meet the needs of each company, resulting in additional sales and increased penetration targeted for each segment.

         We believe that these industry segments offer the greatest immediate opportunity based on direct feedback from customers and suppliers relative to the challenges they face, with each location critical to the business. It is imperative to ensure the application performance, availability and usability in these locations based on their mission-critical business activity, which includes the following:

         - Customer transactions, such as in retail stores and branch banks, where customer revenue and customer satisfaction may be affected.

         - Transaction processing locations, such as in insurance companies or call centers, where customer satisfaction and productivity may be affected.

         - Communication transactions, such as for fire and police services, where safety/lives are affected.

         In addition, some of these industries are highly regulated. Regulatory requirements often drive the need for technology solutions to mitigate business risk. All of these industries are faced with the challenge of reducing expense, particularly the high cost of human capital. The value of technology is, in part, derived from the automation of tasks that are otherwise carried out by technicians. Since companies in these industries have service level agreements with their customers, failure to reach minimum service levels, due to performance issues or outages, may result in monetary penalties.

         We have determined that a two-tiered approach that focuses on high-end enterprise business in one effort and mid-sized enterprise in another effort will help allow us to penetrate this market effectively. Early results have shown that short-term revenue can be driven with much less process, due diligence and competitive pressure in the mid-size enterprise market than is to be found in the high-end enterprise account base. We, therefore, intend to carry forward with this two-tiered approach in our attempt to increase both short-term revenues and long-term strategic revenue sources.

         Beta Sites/First Customers.

         On June 30, 2003, we introduced the Nexvu Application Performance Management System 2.0 (the "Nexvu Manager System"), our performance management solution. This solution has been validated with four Fortune 100 companies who have tested and verified the need for this technology. All four companies have been beta testers of the initial release. We believe, but cannot assure, that each of these four companies will become our customers over the next 12 to 18 months.

         We have worked with each of these companies throughout the design phase of the product. They have been instrumental in providing input as it relates to business problems, particularly industry-specific challenges that need to be met today and in the future. These four companies represent over 20,000 remote sites throughout the U.S.

         First Customer.

         It is important to note that our current pipeline extends beyond the four Fortune 100 customers previously mentioned. In August of 2003, we received our first purchase order for the Nexvu Manager System from our first paying customer, Bally's Total Fitness. This initial order of five Nexvu appliances and one Nexvu command center appliance is the first of a larger rollout that we hope to deploy across Bally's entire infrastructure of over 400 fitness centers. We have not signed any agreements to install any of our equipment in these Bally's locations.

         Go-To-Market Strategy.

         Sales Approach. We are focused on building a three-tiered distribution/channel partner approach to selling products. At the present time, we do not intend to pursue a direct sales approach and focus on attaining the preponderance of our revenue through a channel approach. The three tiers of this strategy are our sales to distributors, and sales by distributors to resellers and resellers to end-users.

         We must approve any party wishing to resell products or solutions developed or marketed by us.

         Product Description.

         The Nexvu Manager System has two major components:

         Nexvu Manager Appliance. This appliance is considered the nerve center of the Nexvu Application Performance management System. Residing at the customer remote location, the Nexvu manager appliance collects management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once collected, the Nexvu manager appliance assesses the information looking for performance trends, or in the case of an outage, deducing the root cause of the outage and providing network operators with actionable information. Engineered for highly distributed environments, the Nexvu manager appliance is easy to deploy and operate. As a self-contained, two rack-unit device weighing less than 17 pounds, it can be installed by non-technical personnel. Additionally, the Nexvu manager appliance contains a series of restoration-based tools that provide network operators and field personnel the ability to restore an outage without dispatching technical resources to the site. It is important to note that we design, build and market the software portion of the Nexvu manager appliance. Our distributors can then integrate our certified hardware with this software to sell the final appliance to our approved resellers or end-users of the product.

         Nexvu Command Center Appliance. In addition to being the primary user interface, the Nexvu command center appliance is responsible for managing all Nexvu manager appliances throughout the customer's environment. This includes initialization, configuration, upgrading and monitoring. The customer typically will have one Nexvu command center appliance for approximately every 500 Nexvu manager appliances. Like the Nexvu manager appliance, the Nexvu command center appliance is engineered for turn-key deployment. As a self-contained two rack-unit appliance, the Nexvu command center appliance can be easily installed in the data center or network operations center without advanced technical support. As with the Nexvu Manager Appliance, we design, build and market the software portion of the Nexvu Command Center Appliance. Our distributors can then integrate our approved hardware with this software to sell the final appliance to our approved resellers or end-users of the product.

         Future Products. Leveraging on the foundation of the Nexvu Manager System, we plan to introduce a set of complementary products that provide customers with deeper insight into their operating environment.

         Product Differentiation.

         The Nexvu Manager System is designed to apply the critical functions of application performance management at the increasingly important remote/branch locations of a company. Key differentiators include:

-        Comprehensive application level data collection;

- Real-time performance analysis at the site level, ensuring minimal impact to wide area network bandwidth;

- Out-of-the-box support for 800+ protocols (such as SAP and Oracle) and 3200+ applications including voice/video over IP, IPSEC and Cisco ISL;

- Performance notification to management to ensure minimal impact on business operations;

- Advanced security framework built on a 128bit 3DES encryption mechanism ensures the product cannot be breached;

- Turn-key solutions, which are easy to deploy and operate, to be readily installed at remote locations by non-technical personnel, yet centrally managed;

- Cost-effective solutions designed for deployment at thousands of remote locations where the risk and cost of downtime is increasingly high;

- New technology solutions integrating performance and fault management leveraging the data capture and trend analysis across each system;

- Robust architecture that supports the integration of third party tools to leverage existing technology investment;

- Built-in recovery tools accessible both in-band and out-of-band through dial-up; and

- System architecture designed for international deployment through the use of language catalogs.

         Competitive Analysis.

         When evaluating our solution from a competitive nature, the driving goal of the organization must be considered. We believe that goal is creating real value for the customer by offering products and solutions that identify and resolve business application "usability" problems.

         We have also realized that there is a shift in the way organizations view, use, and purchase IT performance management tools that will have a long-term impact on the overall competitive environment for these markets. Listed below are a number of these technologies and feature sets:

FAULT IDENTIFICATION                    FAULT ISOLATION       NETWORK MANAGEMENT
--------------------                    -----------------     ------------------
PACKET CAPTURE                          SNMP TRAP CAPABLE     RMON 1/RMON 2
PROTOCOL DECODES AND                    SUPPORT FOR FAULT     ART MIB SUPPORT

        ANALYSIS
ROOT CAUSE ANALYSIS
        FOR NETWORK                     MANAGEMENT SYSTEMS
        PROTOCOL ISSUES

         We believe there is an industry trend that will continue to place pressure on organizations that rely on these technologies for revenue streams, with increasing demand for products in a new, emerging market - that of application performance management and monitoring.

         The Competitive Landscape Defined. The International Standards Organization (ISO) outlines the primary functions of network management systems as being focused on the five conceptual areas, also known as "FCAPS":

         1. Fault Management. Fault management encompasses the activities of detection, isolation and correction of abnormal systems operation. Fault management provides the means to receive and present fault indication, determine the cause of a fault, isolate the fault and perform a corrective action if required.

         2. Configuration Management. Configuration management activities include the configuration, maintenance and updating of system components. Configuration management also includes notification to network users of pending and performed configuration changes.

         3. Accounting Management. The ability to track usage to detect inefficient use and abuse of privileges or usage patterns is included in accounting management - a key component for capacity planning.

         4        Performance Management. Performance management tools are used to recognize current or impending performance issues that can cause problems for users. Activities include the monitoring and maintenance of acceptable performance and the collection and analysis of statistics critical to performance.

         5        Security Management. Security management encompasses the
activities of controlling and monitoring access to the network and associated network management information. This includes controlling passwords and user authorization and collecting and analyzing security or access logs. The goal of a network management system is to provide this functionality in a concise manner that views the entire network as one homogeneous entity.

         There are several organizations and companies who have combined many of these FCAPS functions into products and solutions that have traditionally produced profitable revenues. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management:

         -      NETWORK ASSOCIATES               -     APOGEE NETWORKS
         -      NETSCOUT                         -     COMPUWARE
         -      CONCORD COMMUNICATIONS           -     MICROMUSE
                                                 -     TAVVE NETWORKS
         -      AGILENT                          -     NIKSUN
         -      ACTERNA                          -     CANDLE COMMUNICATIONS

         -      WILDPACKETS                      -     LUCENT
         -      NETWORK INSTRUMENT

         Application Performance Management Solutions. A new component to the performance management space outlined above is that of application performance management. This market is focused on delivering solutions that attempt to resolve issues regarding the performance of business applications and systems. Many of the application performance management products are developed, marketed and sold by the following organizations:

         -        MERCURY INTERACTIVE            -        NETIQ
         -        CISCO                          -        CONCORD COMMUNICATIONS
         -        NETQOS                         -        COMPUWARE

         There are several network management platforms such as HP Openview, CA Unicenter and IBM Tivoli that can be viewed as the main console for network operations. While our products have some competitive functionality with these network management platforms, they also integrate and extend the functionality of those platforms.

         The solutions currently available from us are comprised of many key attributes of all three markets described above: network management; fault isolation; and fault identification and application performance management.

         Our Competition. The market for our products and services is highly competitive. As set forth above, we have identified a number of publicly-held companies in the application performance management market with which we compete. Although we believe that our product and service offering provides significant functional advantages, there is no assurance that we will be able to effectively compete in this market. Prospective competitors vary in size and in the scope and breadth of the products and services offered. Many of our potential competitors have a number of significant advantages, including a longer operating history, preferred vendor status with our potential customers, more extensive name recognition and marketing power and significantly greater financial, technical, marketing and other resources which would give them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements. We may not be able to maintain or expand our revenue base if competition increases and we are unable to respond effectively.

OPERATING MODEL

         We plan to outsource key, non-strategic elements of our operations to enable rapid time to market, maximize return on investment and minimize risks from exposure to non-core competencies. We plan to focus on developing strong products, sell them into the marketplace and partner with strategic organizations that can help accelerate the adoption of our solutions. Our current manufacturing relationships are able to meet our current capacity requirements and support future needs.

         Manufacturing.

         Our software is designed for installation in standard compute products. We have presently identified two separate manufacturers willing to provide hardware on which our software can be loaded.

         Installation.

         We have positioned our products to be customer installable, ensuring minimal disruption to the customer's business. Installations can be done by non-technical personnel with minimal assistance. However, we expect to establish partnerships with industry leading professional services firms to accommodate any unique customer requirements.

PATENTS AND PROPRIETARY TECHNOLOGY

         We have proprietary technology and confidential software code. As of the date of this Form 10-KSB, we have yet to file any patent applications.

EMPLOYEES

         As of December 31, 2003, we had no full time employees. As of the date of this report, we have 28 employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support and customer support. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

FACTORS AFFECTING FUTURE PERFORMANCE

         The following are important factors which relate to our business:

         Competition.

         We believe that the principal bases of competition in the application performance management, or APM market, are a product's performance, its price and quality, the vendor's name recognition and reputation, and product availability. The rapidly evolving nature of the markets in which we compete may attract new entrants as they perceive opportunities, and our competitors may foresee the course of market developments more accurately than us. In addition, our competitors may develop products that are superior and less expensive than our products or may adapt more quickly than us to new technologies or evolving customer requirements. We expect competition to increase significantly in the future. There can be no assurance that we will be able to compete successfully with our existing competitors or with new competitors in the APM market. Failure to compete successfully could adversely affect our business, results of operations and financial condition. See "Competition."

         Risks of Product Obsolescence, Failure to Develop New Products and Size of Business.

         We expect that the market for our products will be characterized by rapidly changing technology and new product introductions. Our success will depend, in part, upon our continued ability to provide products with the advanced technological qualities desired by our customers, to enhance and expand our existing product offerings and to develop in a timely manner new products that achieve market acceptance. Any failure or delay in accomplishing these goals could have a material adverse effect on our business, results of operations and financial condition. In addition, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products.

         We believe the APM market is undergoing rapid change and that our current product offering provides functionality and pricing superior to many of our competitors. However, competition in this area is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our products. Although we are exploring the possibility of patenting certain of our technology, there can be no assurances that patent protection can be attained or that if attained, it is enforceable or that there are not other ways to engineer around our proprietary technology. Additionally, there can be no assurances that we will be able to successfully develop the next generation of products necessary to establish market leadership or that if we are able to do so, that customer acceptance for such products could continue.

         Given the intense nature of the software business, once a product is developed, competition has the ability to lower its pricing significantly to gain market share, due to the minimal incremental cost to product production. Additionally, certain aspects of the market may be lost to the extent over time "free" software is developed to address such functionality.

         In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers as to the survivability of the company. Even if we are profitable, we may experience significant resistance from certain prospective customers due to our relatively small balance sheet. This could be exacerbated to the extent we fail to attain break-even profitability quickly.

         Uncertainties Regarding Patents and Protection of Proprietary
Technology.

         We rely on a combination of confidentiality agreements, trade secrets, technical expertise and continuing technological research and development to establish and protect proprietary rights in our products. There can be no assurance that competitors will not develop similar or functionally equivalent technology or expertise.

         There can be no assurance that third parties will not allege infringement by us of patents and proprietary rights of such parties in the future. If infringement is alleged, there is no assurance that we would prevail in any such challenge, or that if such challenge is successful, that we will be able to obtain a license to use such technology on acceptable terms. Similarly, competitors may seek to either design around or willfully infringe our technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property.

         Risk of System Disruption.

         Our proposed Internet-based information and other systems could be vulnerable to, among other factors, disruptions caused by system failures, power losses, communication problems or natural disasters. In addition, our services may be vulnerable to break-ins and similar disruptive problems. Further, weaknesses in communications media, such as the Internet, may compromise the security of confidential electronic information exchanged with members. Disruptions of service or security breaches could cause losses to us, reduce customer satisfaction in our services or otherwise have a material adverse effect on our business, results of operations or financial condition.

         Dependence on Continued Growth in Use of the Internet.

         Rapid growth in use of and interest in the Internet is a recent phenomenon and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support our business. Our future revenues may, in part, depend on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services.

         The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could adversely affect use of the Internet. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, our business, results of operations and financial condition could be materially adversely affected.

         Significant Fluctuations in Quarterly Operating Results.

         We may experience significant fluctuations in future quarterly operating results from a number of factors, including:

         - the timing and nature of expansion efforts in both new and existing markets;

         - the introduction of new products or services and the market response to those introductions;

         - the timing and nature of sales transactions for interactive marketing and other products and services;

         -        relationships with retailers;

         -        seasonal trends;

         -        changes in pricing policies or service offerings;

         - changes in the level of marketing and other operating expenses to support future growth;

         -        competitive factors; and

         -        general economic conditions

         Consequently, quarterly revenue and operating results may fluctuate significantly, and we believe that period-to-period comparisons of results will not necessarily be meaningful and should not be relied upon as an indication of future performance. Furthermore, due to the foregoing factors, among others, it is likely that our future quarterly operating results from time to time may not meet the expectations of research analysts or investors.

         Management of Growth.

         Our recent growth has placed, and is expected to continue to place, a significant strain on our managerial, operational, technical and financial resources. We expect operating expenses and staffing levels to increase substantially in the future as we expand. We have added sales and marketing personnel over the past six months, who have made significant progress with customers, but who are very costly to employ, due to salary, travel expenses and the need to grant them options. To manage our growth, we must expand our operational and technical capabilities, increase, train and manage our employee base and manage multiple relationships with various retailers and other third parties. There can be no assurance that we will be able to manage our expanding operations effectively. Any failure to implement effective management and operating systems, add resources on a cost-effective basis or effectively manage our expansion could have a material adverse effect on our business, results of operations or financial condition.

         Need for Additional Capital.

         We may need to procure additional financing over time, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing. There can be no assurance regarding the availability or terms of additional financing we may be able to procure over time. Any future debt financing or issuance of preferred equity by us could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of the then existing owners' proportionate equity interests in us.

         Dependence on Nexvu Management.

         Our success depends to a significant degree upon the continuing contributions of our key management: Scott Allen, our CEO and CFO, Rory Herriman, our CTO, and Robert T. Geras, our Chairman. The loss of any of them could have a material adverse effect upon us and our operations.

         Indemnification of Officers and Directors.

         We intend to indemnify our officers and directors to the fullest extent permissible under the law. Under most circumstances, our officers and directors may not be held liable to us or our equity owners for errors in judgment or other acts or omissions in the conduct of our business unless such errors in judgment, acts or omissions constitute fraud, gross negligence or malfeasance.

ITEM 2. DESCRIPTION OF PROPERTY.

         Through December 31, 2003, our principal office was located at 980 North Michigan Avenue, Suite 1120, Chicago, Illinois 60611. We occupied this space rent free at the principal office of one of our directors, Lee Wiskowski.

         As a result of the merger, our principal office has been relocated to 1100 East Woodfield Road, Suite 100, Schaumburg, Illinois 60173. In June 2003, we entered a three-year lease with a two year option for our principal office at a rate of $76,300 per annum. In addition, we also lease a small office at 2009 Fox Drive Suite 2, Champaign, Illinois 61820, which houses some of our product development staff. This lease was entered into in January 2002, having an original one-year term, with annual options to renew. The current rent for this facility is $38,800 per year.

ITEM 3. LEGAL PROCEEDINGS.

         None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

         No public trading market presently exists for our common stock. We intend to file a registration statement to register the shares of our common stock issued by us in connection with the business combination, exclusive of those shares issued to the former owners of Nexvu and upon the conversion of bridge loans. We expect that once such registration statement is declared effective, a trading market will develop for our common stock. However, there can be no assurances that a trading market will develop.

HOLDERS

         As of May 3, 2004, there were approximately 202 holders of record of our common stock.

DIVIDENDS

         We have not paid any cash dividends since our inception, and our board of directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

RECENT SALE OF UNREGISTERED SECURITIES

         On October 1, 2003, we entered into a Subscription Agreement with Grander, LLC, d/b/a Capital Strategies Group, an Illinois limited liability company under which Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander's funding of certain of our operational requirements. The offering price of the shares purchased was $13,000, for a purchase price of $0.054 per share of our common stock. Mr. Lee Wiskowski, a director of ours, is the sole member of Grander. In connection with the issuance to Grander we relied upon the exemption from registration available under
Section 4(2) of the Securities Act of 1933, as amended.

         On January 28, 2004, we issued a total of 8,558,500 shares of our common stock in connection with a merger between Nexvu Merger Technologies, L.L.C. into our wholly-owned subsidiary, Nexvu Mergersub, L.L.C. These issuances were made in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act.

         In addition, under a loan conversion agreement, we issued: 577,500 shares of common stock, the amount necessary for the conversion of bridge loans funded by Nexvu members and outstanding prior to the merger, into shares of our common stock at $0.9523809 per share, or approximately $550,000 in total; and warrants expiring December 31, 2006 to purchase common stock at $1.35 per share based upon 50% warrant coverage with respect to all bridge loans funded, for a total of 288,750 warrants. We further sold 26,250 shares to an accredited individual at the same price at which the bridge loans were converted. This individual did not receive warrants to purchase common stock. These issuances were made in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act.

         Between December 2003 and April 2004, we raised a total of $7,652,075 in the private offering of 5,668,204 shares of our common stock. This offering was made in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act and on Rule 506 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         Through December 31, 2003, we were a development stage company conducting virtually no business operations, other than our efforts to effect a business combination with a target business which we considered to have significant growth potential. As of December 31, 2003, we had neither engaged in any operations nor generated any revenue or cash flow. As a result of the merger, we intend to carry out our plan of business as discussed above in Item 1 of this Form 10-KSB.

         We incurred expenses of professional fees of $8,870 during this transition period ended December 31, 2003 and $21,361 during the fiscal year ended May 31, 2003. As of December 31, 2003, we were not in a position to meet our cash requirements for the next fiscal year as we did not generate any cash revenue or receive any type of cash flow through December 31, 2003. Presently, we cannot predict to what extent our liquidity and capital resources will be diminished as a result of our merger with Nexvu on January 28, 2003.

ITEM 7. FINANCIAL STATEMENTS.

         Our financial statements are included after the signature pages of this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         On November 27, 2001 the owners of 925,000 shares of our common stock, which represented a 99.9% ownership interest, sold their shares to SMP Financial Consultants, Inc. pursuant to an Agreement of Purchase and Sale of Shares for total cash consideration of $64,600. In connection with this transaction, our then board of directors, which was composed solely of Mr. James Caprio, determined to no longer engage Salberg & Company, P.A., as our independent public accountants and engaged Russell & Atkins, PLC to serve as our independent public accountants for 2002 and 2003. However, we did not formally notify Salberg & Company of the change in accountants at that time. We made this notification on April 26, 2004.

         Salberg & Company's report on our financial statements as of May 31, 2001 and for each of the two years then ended and from September 29, 1999 (inception) to May 31, 2001 did not contain an adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except that the report contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. Salberg & Company's report on our financial statements for 2001 containing this going concern opinion was dated September 11, 2001 and was issued in conjunction with the publication of our Annual Report to Shareholders and the filing of our Annual Report on Form 10-KSB for the year ended May 31, 2001. Salberg & Company did not perform an audit of our financial statements for any periods subsequent to the year ended May 31, 2001.

         During 2001 and through April 26, 2004, there were no disagreements with Salberg & Company on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to Salberg & Company's satisfaction, would have caused it to make reference to the subject matter in connection with its report on our financial statements for such year, and there were no reportable events, as listed in Item 304(a)(1)(v) of Regulation S-K.

         We provided Salberg & Company, P.A. with a copy of the foregoing disclosures and Salberg & Company, P.A. has agreed that these disclosures, as they pertain to Salberg & Company, P.A., are accurate.

         During our two most recent fiscal years and through March 31, 2004, we did not consult Russell & Atkins with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 8A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

         Our CEO/CFO has evaluated our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2003, and has concluded that, as of December 31, 2003, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         As of December 31, 2003, we had only two officers and directors. As a result of our merger with Nexvu on January 28, 2004, we have additional directors and executive officers. We are listing both our officers and directors as of December 31, 2003 and our current officers and directors in the subsections that follow.

OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2003

NAME                     AGE    POSITION

LEE WISKOWSKI            37     DIRECTOR, PRESIDENT, CHIEF EXECUTIVE OFFICER
                                AND CHIEF FINANCIAL OFFICER

DOUGLAS STUKEL           34     DIRECTOR, SECRETARY AND TREASURER

CURRENT OFFICERS AND DIRECTORS

         The composition and biographies of our directors and officers as a result of the completion of our merger with Nexvu on January 28, 2004 is as follows:

NAME                      AGE    POSITION

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

         Robert T. Geras

         Mr. Geras has served as our Chairman of the Board since the completion of our merger with Nexvu. Mr. Geras also served as the Chairman of Nexvu from June 2003 through the date of the merger. Mr. Geras is also an early investor and second largest shareholder of publicly traded Merge Technologies Inc. (MRGE
- Nasdaq National Market), an industry leader in eHealth connectivity products for medical imaging and other clinical information. Mr. Geras has also served as a director and/or early stage investor in VideoHomeTours, a provider of visual content management and marketing services for large brokerage firms; ShowingTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

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

         Douglas Stukel

         Mr. Stukel has served as one of our directors since August 2003. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in CGS. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. From 1997 to 2001, Mr. Stukel served as the president of Cendant Home Funding from 1997 until 2001, a residential mortgage company based in Joliet, Illinois. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held consulting and advisory firm.

         Lee Wiskowski

         Mr. Wiskowski has served as a director since the completion of our merger with Nexvu. Prior to the merger with Nexvu, Mr. Wiskowski served as our Chief Executive Officer, Chief Financial Officer, President and director since August 2003. He, together with Doug Stukel, was responsible for the identification of our merger with Nexvu. Mr. Wiskowski was the co-founder of Madison Securities and an early co-founder of Advanced Equities, both NASD licensed broker-dealers registered in all 50 states. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately three years ago, and has been engaged in the investment and advisory business since that time through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms.

         All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. Officers serve at the discretion of our board of directors.

CODE OF ETHICS

         On January 29, 2004, our board of directors adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 1100 East Woodfield Road, Suite 100, Schaumburg, Illinois 60173. A copy of the Code of Ethics has been filed as an exhibit to this report.

         We intend to disclose any waivers or amendments to our Code of Ethics in a report on Form 8-K with the Securities and Exchange Commission rather than on our website.

AUDIT COMMITTEE

         We have an Audit Committee and an Audit Committee Charter, a copy of which is attached to this report. The Audit Committee is presently comprised of Robert Geras, Lee Wiskowski and Doug Stukel. The Audit Committee is responsible for selection and oversights of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors and reviewing all potential conflict of interest situations. We presently do not have a director who would qualify as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. Given our present situation, we feel it would be overly costly, burdensome and unwarranted to retain an independent director who would qualify as an "audit committee financial expert." We will consider adding an audit committee financial expert if our business grows and adding such a person would be less burdensome.

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

ITEM 10. EXECUTIVE COMPENSATION.

         Through December 31, 2003, neither of our directors or officers had received any salary or other compensation of any kind, other than reimbursement for out-of-pocket expenses incurred on our behalf, and we did not have any employment agreements with them.

         As a result of the merger with Nexvu, we will compensate our directors and officers for their services to us. The agreements we have entered into to date with our executive officers are described below.

         We have entered into employment agreements with each of Scott Allen and Rory Herriman under which each is entitled to a base salary of $175,000 per year. Under these agreements, each of Mr. Allen and Mr. Herriman may receive bonuses in the discretion of the Board of Directors, with a target bonus of 50% of base salary. Mr. Allen and Mr. Herriman are each entitled to receive under their respective employment agreements, options to acquire 430,000 shares of our common stock under our Long-Term Incentive Plan, vesting over a ten-year period through January 2, 2007, with acceleration on a change in control. In addition, each of Mr. Allen and Mr. Herriman is entitled to a bonus in the event of a successful change in control, such as a merger or sale of our Company, equal to the lesser of 299% of their base salary as of the date of the change in control, or one percent of the amount by which the value of the transaction to our shareholders exceeds the product of the highest prior price at which we sold our shares, multiplied by the number of our outstanding shares of ours as of the date the change of control occurs.

         Each employment agreement has a term ending at the end of the calendar year and will automatically renew for additional one-year periods unless terminated by us or the executive on written notice at least two months before expiration of the current term. Under the agreements, if employment is terminated without cause, or the agreement does not automatically renew, he is entitled to receive severance of one year's pay, payable in regular monthly increments. The agreements also provide for a lump sum payment of 90 days' pay in the event of death or disability.

         In December 2003, our board of directors adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services of value. The plan provides for the issuance of stock based awards to key employees as part of their overall compensation. A total of 2,285,000 restricted shares of our common stock, stock options or other equity based compensation can be issued under the plan. It is expected that a substantial portion of these options will be allocated to existing management and other persons assisting us in our endeavors. Presently, we have issued 1,691,500 restricted shares under the plan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

         The following table sets forth, as of May 3, 2004, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

         each person known to us to be the beneficial owner of more than five percent (5%) of our common stock;

         each director; and

         all directors and executive officers, as a result of our business combination with Nexvu.

Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities for which the person has the right to acquire the beneficial ownership within 60 days. The beneficial ownership percentages are based on 16,000,454 shares outstanding as of May 3, 2004.

NAME AND ADDRESS OF BENEFICIAL           AMOUNT AND NATURE OF
          OWNER                         BENEFICIAL OWNERSHIP(1)    PERCENT OF CLASS
---------------------------------       ----------------------     ----------------
Robert T. Geras                               2,257,837(2)               14.01%
Carl C. Greer Trust                           2,266,282(3)               13.92%
Craig Siegler                                 1,459,278(4)                9.03%
David Lies                                    1,304,375(5)                8.09%
Balkin Family Limited Partnership             1,093,186(6)                6.79%
Rory Herriman(7)                                618,871(8)                3.77%
Scott Allen(7)                                  591,678(9)                3.60%
Douglas Stukel(10)                             434,482(11)                2.67%
Lee Wiskowski(10)                              325,407(12)                2.00%
All Directors and Executive
Officers as a Group (5 persons)                 4,233,275               24.23%

(1) Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each shareholder identified in the table possesses sole voting and investment power with respect to all common stock shown as beneficially owned by the shareholder.

(2) Includes warrants to purchase 111,111 shares held by Mr. Geras. Mr. Geras' business address is 55 East Erie Street, Suite 2905, Chicago, Illinois 60611.

(3) Includes warrants held by the Carl C. Greer Trust to acquire 277,778 shares. The business address of the trust is c/o Thomas Floyd, 4501 West 127th Street, Suite D, Alsip, Illinois 60803.

(4) Includes warrants held by Mr. Siegler to acquire 162,500 shares. Mr. Siegler's business address is 388 Melford Road, Deerfield, Illinois 60035.

(5) Includes warrants to purchase 111,111 held by Mr. Lies, 97,392 shares owned by Mr. Lies' wife, and warrants to purchase 9,259 shares held by Mr. Lies' wife. Mr. Lies disclaims beneficial ownership of shares held by his wife or issuable upon the exercise of warrants held by his wife. The address of Mr. Lies is 1210 Sheridan Road, Wilmette, Illinois 60091.

(6) Includes warrants held by the Balkin Family Limited Partnership to acquire 92,593 shares. The address of the partnership is 1145 Green Bay Road, Glencoe, Illinois 60022.

(7) The business address of Mr. Herriman and Mr. Allen is Nexvu Technologies, LLC, 1100 East Woodfield Road-Suite 100, Schaumburg, Illinois 60173.

(8)      Includes options to purchase 430,000 shares held by Mr. Herriman.

(9)      Includes options to purchase 430,000 shares held by Mr. Allen.

(10) The business address of Mr. Wiskowski and Mr. Stukel is 980 N. Michigan Avenue, Suite 1120, Chicago, Illinois 60611.

(11) Includes 250,000 shares issuable upon the exercise of a warrant held by Mr. Stukel.

(12) Includes 72,407 shares owned by Grander, LLC, of which Mr. Wiskowski is the sole member, and 250,000 shares issuable upon the exercise of a warrant held by Mr. Wiskowski.

EQUITY COMPENSATION PLAN INFORMATION

                                                                         NUMBER OF SECURITIES
                                                                          REMAINING AVAILABLE
                                NUMBER OF SECURITIES                      FOR FUTURE ISSUANCE
                                 TO BE ISSUED UPON    WEIGHTED AVERAGE        UNDER EQUITY
                                    EXERCISE OF       EXERCISE PRICE OF    COMPENSATION PLANS
                                    OUTSTANDING          OUTSTANDING     (EXCLUDING SECURITIES
                                  OPTIONS, WARRANTS   OPTIONS, WARRANTS     REFLECTED IN
        PLAN CATEGORY               AND RIGHTS          AND RIGHTS           COLUMN (a))
-----------------------------   --------------------  -----------------  ---------------------
Equity Compensation Plans               --                    --                    --
Approved by Security Holders
Equity Compensation Plans Not            0                    --              2,285,000*
Approved by Security Holders
         Total                           0                    --              2,285,000

* Consists of securities issuable under our 2003 Long-Term Incentive Plan for key employees, which was approved by our board of directors on December 16, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.


         On December 1, 2003, we entered into a Business and Financial Advisory Agreement with Grander, LLC, of which Lee Wiskowski is the sole member. For its services, Grander has been paid a fee of $765,000 for advising us in connection with the structuring of our acquisition of Nexvu, establishment of commercial and strategic partnerships and joint ventures, development of our marketing plans, financial models, financial strategies and structuring of our private offering.


         On March 31, 2004, we entered into an Advisory Services Agreement with Lee Wiskowski. Pursuant to the Agreement, Mr. Wiskowski will provide financial advisory services in connection with mergers and acquisitions and provide analysis as to strategic alternatives. As consideration for such services, Mr. Wiskowski was granted a three-year warrant, exercisable at $1.35 per share, to purchase 250,000 shares of our common stock on or before March 31, 2007.

         On March 31, 2004, we entered into an Advisory Services Agreement with Doug Stukel. Pursuant to the Agreement, Mr. Stukel will provide financial advisory services in connection with mergers and acquisitions and provide analysis as to strategic alternatives. As consideration for such services, Mr. Stukel was granted a three-year warrant, exercisable at $1.35 per share, to purchase 250,000 shares of our common stock on or before March 31, 2007.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits


EXHIBIT NUMBER                                  DESCRIPTION OF DOCUMENT
--------------    ----------------------------------------------------------------------------------
      2.1         Agreement and Plan of Merger Agreement By and Among Capital Growth Systems, Inc.,
                  Nexvu MergerSub, LLC, and Nexvu Technologies, L.L.C. dated January 28, 2004. (1)

      3.1         Articles of Incorporation of Capital Growth Systems, Inc. (2)

      3.2         By-laws of Capital Growth Systems, Inc. (3)

      4.1         Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the Company dated as of December 16, 2003.(1)

      4.2         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders.

      4.3         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory
                  Service Agreements.

      4.4         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder.

      4.5         2003 Long-Term Incentive Plan.

      10.1        Indemnification Agreement by and among Capital Growth Systems, Inc., Nexvu
                  Technologies, L.L.C., Rory Herriman, Douglas Stukel and Lee Wiskowski dated as of
                  January 28, 2004.(1)

      10.2        Loan Conversion Agreement by and among Nexvu Technologies, L.L.C., Robert T. Geras,
                  Balkin Family L.P., Carl Greer Trust, David J. Lies, Linda M. Lies and Karen Jaimovich
                  dated as of December 31, 2003. (1)

      10.3        Second Amended and Restated Operating Agreement of Nexvu Technologies, LLC.

      10.4        Advisory Services Agreement dated March 31, 2004 by and between Capital Growth
                  Systems, Inc. and Lee Wiskowski.

      10.5        Advisory Services Agreement dated March 31, 2004 by and between Capital Growth
                  Systems, Inc. and Douglas Stukel.

      10.6        Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc.
                  and Scott Allen.

      10.7        Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc.
                  and Rory Herriman.

      14          Code of Ethics.

      16.1        Letter from Salberg & Co., P.A. regarding Change in Auditors. (4)

      21.1        List of Subsidiaries.

      31.1        Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2        Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                  of the Sarbanes-Oxley Act of 2002.


-----------------------
(1) Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).

(2) Incorporated herein by reference to Exhibit 3.1 to Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).

(3) Incorporated herein by reference to Exhibit 3.2 to Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).

(4) Incorporated herein by reference to the Form 8-K filed with the Commission on May 3, 2004 (File No. 0-30831).

(b)      Reports of Form 8-K

         None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         (a)      Audit Fees.

         The aggregate fees billed by Russell & Atkins, PLC for the transition period ending December 31, 2003 and for the fiscal years ended May 31, 2003 and May 31, 2002 for professional services rendered for the audit of our financial statements and the reviews of the financial statements included in our Form 10-Qs totaled $6,250, $5,750 and $4,500, respectively.

         (b)      Audit-Related Fees.

         None.

         (c)      Tax Fees

         None.

         (d)      All Other Fees

         None.

         (e)      Audit Committee Pre-Approval Policy

         As of December 31, 2003, we had not established a separately-designed standing audit committee. As a result of the completion of our business combination with Nexvu on January 28, 2004, we presently have a separately-designed standing Audit Committee and an Audit Committee Charter. Our Audit Committee intends to pre-approve all non-audit services provided by our independent auditors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CAPITAL GROWTH SYSTEMS, INC.

                                      BY: /s/ Scott Allen
                                          ----------------------------------
                                          Scott Allen, Chief Executive
                                          Officer and Chief Financial Officer

Dated: May 6, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE                TITLE                                      DATE

/S/ SCOTT ALLEN          DIRECTOR, CHIEF EXECUTIVE OFFICER, AND     May 6, 2004
---------------          CHIEF FINANCIAL OFFICER
SCOTT ALLEN

/S/ ROBERT T. GERAS      CHAIRMAN OF THE BOARD OF DIRECTORS         May 6, 2004
-------------------
ROBERT T. GERAS

/S/ RORY HERRIMAN        DIRECTOR AND CHIEF TECHNOLOGY OFFICER      May 6, 2004
-----------------
RORY HERRIMAN

/S/ DOUGLAS STUKEL       DIRECTOR                                   May 6, 2004
------------------
DOUGLAS STUKEL

/S/ LEE WISKOWSKI        DIRECTOR                                   May 6, 2004
-----------------
LEE WISKOWSKI

INDEX TO FINANCIAL STATEMENTS

               CAPITAL GROWTH SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS                PAGE
------------------------------------------------------------------------------------------   ----
Report of Independent Certified Public Accountants                                            F-2

Balance Sheet as of December 31, 2003 and May 31, 2003                                        F-3

Statement of Operations for the transition period of June 1 through December 31, 2003, and,   F-4
the years ended May 31, 2003 and 2002 and from September 29, 1999 (Inception) to December
31, 2003

Statement of Changes in Stockholders' Equity from September 29, 1999 (Inception) to December  F-5
31, 2003

Statement of Cash Flows for the transition period of June 1 through December 31, 2003, and,   F-6
the years ended May 31, 2003 and 2002 and from September 29, 1999 (Inception) to December
31, 2003

Notes to Consolidated Financial Statements                                                    F-7

                NEXVU TECHNOLOGIES, LLC CONSOLIDATED FINANCIAL STATEMENTS                    PAGE
------------------------------------------------------------------------------------------   ----
Report of Independent Certified Public Accountants                                            F-13

Balance Sheet as of December 31, 2003 and December 31, 2002                                   F-14

Statement of Operations and Members' Equity for the year ended December 31, 2003, and the     F-16
period ended December 31, 2002 and from February 28, 2002 (Inception) to December 31, 2003

Statement of Cash Flows for the year ended December 31, 2003, and the period ended December   F-17
31, 2002 and from February 28, 2002 (Inception) to December 31, 2003

Notes to Consolidated Financial Statements                                                    F-19

                          CAPITAL GROWTH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

Independent Auditors Report

To the Board of Directors of:
Capital Growth Systems, Inc.

         We have audited the accompanying balance sheets of Capital Growth Systems, Inc. (A Development Stage Company) as of December 31, 2003 and May 31, 2003, the related statements of operations and cash flows for the period then ended December 31, 2003, the years ended May 31, 2003 and May 31, 2002, and from inception (September 29, 1999) to December 31, 2003, and the changes in stockholders' equity from inception (September 29, 1999) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion of these consolidated financial statements based on our audits.

         We conduct our audits in accordance with auditing standards generally accepted in the United States of America. These standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. (A Development Stage Company) as of December 31, 2003 and May 31, 2003 and the results of its operations and cash flows for the period then ended December 31, 2003, the years ended May 31, 2003 and May 31, 2002, and from inception (September 29, 1999) to December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.


/s/ Russell & Atkins, PLC
-----------------------------
Russell & Atkins, PLC

Oklahoma City, Oklahoma
April 28, 2004

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET

                                                  DECEMBER 31,   MAY 31,
                                                      2003        2003
                                                  -----------   --------
ASSETS

Current Assets
Cash                                                $      -      $    -
                                                    --------    --------

Total Current Assets                                       -           -
                                                    --------    --------
Other Assets
Incorporation costs                                        -           -
                                                    --------    --------
Total Other Assets                                         -           -
                                                    --------    --------
TOTAL ASSETS                                        $      -     $     -
                                                    ========    ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                    $ 13,059    $ 11,361
Advance from shareholder                              10,231      10,000
                                                    --------    --------
TOTAL CURRENT LIABILITIES                             23,290      21,361
                                                    --------    --------
Stockholders' Equity
Common stock, authorized 25,000,000 shares,
 par value $ .0001, issued and outstanding
  - 1,170,000(May 31, 2003 - 931,500)                    117          93

Additional paid in capital                            19,678       6,702
Deficit accumulated during the development stage     (43,085)    (28,156)
                                                    --------    --------

Total Stockholders' Equity                           (23,290)    (21,361)
                                                    --------    --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $      -     $     -
                                                    ========    ========

The accompanying notes are an integral part of these financial Statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                                                         From
                               PERIOD        YEAR        YEAR          Inception
                               ENDED        ENDED       ENDED       (Sept 29, 1999)
                            DECEMBER 31,     MAY          MAY       To DECEMBER 31,
                                2003       31, 2003    31, 2002         2003
INCOME                       $       -    $       -    $       -       $       -
                             ---------    ---------    ---------       ---------

OPERATING EXPENSES
Professional Fees               14,929       21,361        2,504          41,860
Amortization Expenses                -            -            -               -
Administrative Expenses              -            1           60           1,225
                             ---------    ---------    ---------       ---------

Total Operating Expenses        14,929       21,362        2,564          43,085
                             ---------    ---------    ---------       ---------

Net Loss from Operations     $ (14,929)   $ (21,362)   $  (2,564)      $ (43,085)
                             =========    =========    =========       =========

Weighted average number of
  shares outstanding         1,032,918      931,500      931,500         945,466
                             =========    =========    =========       =========

Net Loss Per Share           $    (.01)   $    (.02)   $   (.003)      $    (.05)
                             =========    =========    =========       =========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY From
September 29, 1999 (Inception) to December 31, 2003

                                                                          Deficit
                                                                        Accumulated
                                         Common Stock       Additional    During
                                    --------------------     Paid In    Development
                                      Shares     Amount      Capital       Stage       Total
                                    ---------   --------   -----------  -----------   --------
Issuance of common stock              931,500   $     93     $  4,722     $     --    $  4,815

Net loss for period                        --         --           --       (1,659)     (1,659)
                                    ---------   --------     --------     --------    --------

Balance, May 31, 2000                 931,500         93        4,722       (1,659)      3,156

Net loss for year                          --         --           --       (2,571)     (2,571)
                                    ---------   --------     --------     --------    --------

Balance, May 31, 2001                 931,500   $     93     $  4,722     $ (4,230)   $    585

Additional capital contributed             --         --        1,980           --       1,980

Net loss for year                          --         --           --       (2,564)     (2,564)
                                    ---------   --------     --------     --------    --------

Balance, May 31, 2002                 931,500   $     93     $  6,702     $ (6,794)   $      1

Net loss for year                          --         --           --      (21,362)    (21,362)
                                    ---------   --------     --------     --------    --------
Balance, May 31, 2003                 931,500         93        6,702      (28,156)    (21,361)

Issuance of common stock              238,500         24       12,976           --      13,000


Net loss - Dec 31, 2003                    --         --           --      (14,929)    (14,929)
                                    ---------   --------     --------     --------    --------

Balance - December 31, 2003         1,170,000   $    117     $ 19,678     $(43,085)   $(23,290)
                                    =========   ========     ========     ========    ========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                                        From
                                   Period      YEAR        YEAR       Inception
                                   Ended       ENDED      ENDED     (Sept 29, 1999)
                                December 31,  MAY 31,     MAY 31,   To December 31,
                                    2003       2003        2002        2003
                                --------------------------------------------------
Cash Flows From Operating
  Activities
Net loss                         $(14,929)   $(21,362)   $ (2,564)     $(43,085)
Adjustments to reconcile net
 loss to net cash used
   operating activities:
 Stock issued for services              -           -           -             -
Changes in assets and
    liabilities
 Increase(decrease) in
    Accounts payable                1,698      11,361        (490)       13,059
                                 --------    --------    --------      --------
                                    1,698      11,361        (490)       13,059
                                 --------    --------    --------      --------
Net Cash Used in Operating
   Activities                     (13,231)    (10,001)     (3,054)      (30,026)
                                 --------    --------    --------      --------
Cash Flow From Financing
   Activities
Issuance of common stock           13,000           -           -        17,815
Increase in Advance from
   Shareholder                        231      10,000           -        10,231
Contributed capital                     -           -       1,980         1,980
                                 --------    --------    --------      --------
Net Cash Provided By Financing
    Activities                     13,231      10,000       1,980        30,026
                                 --------    --------    --------      --------
Increase(decrease) in Cash              -          (1)     (1,074)            -
Cash and Cash Equivalents -
 Beginning of period                    -           1       1,075             -
                                 --------    --------    --------      --------
Cash and Cash Equivalents -
 End of period                    $     -    $      -    $      1      $      -
                                 ========    ========    ========      ========
Supplemental Cash Flow
   Information
 Interest paid                   $      -    $      -    $      -      $      -
                                 ========    ========    ========      ========
 Taxes paid                      $      -    $      -    $      -      $      -
                                 ========    ========    ========      ========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS AT DECEMBER 31, 2003

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

3.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $43,085. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to achieving a level of revenues adequate to support the Company's cost structure. Subsequent to the date of these financial statements the Company completed a merger with Nexvu Technologies, LLC and raised in excess of $7,500,000 pursuant to a common stock private placement. The resulting cash balances are expected to be more than sufficient to cover the cost of operations for the Company for 2004. See Note
5. Subsequent Events.

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

         Deferred tax assets

         Net operating loss carry forwards             $ 43,085
         Valuation allowance for deferred tax assets    (43,085)
                                                       --------
Net deferred tax assets                                $      0
                                                       ========

         Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003 the Company had net operating loss carry forwards of approximately $43,085 for federal and state income tax purposes. These carry forwards, if not utilized to offset taxable income begin to expire in 2016. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

5.       ISSUANCE OF COMMON STOCK

         On October 1, 2003, the Company entered into a Subscription Agreement with Grander, LLC, whereby Grander agreed to purchase 238,500 shares of common stock in consideration for Grander's funding of certain of the Company's operational requirements. The offering price of the shares purchased was $0.0545 per share. Total proceeds of this issuance were $13,000.


6.       SUBSEQUENT EVENTS

         On January 28, 2004, the Company merged with Nexvu Technologies, LLC ("Nexvu") an operating business. The merger was contingent upon the Company having raised a minimum of $2,000,000 of investor capital pursuant to a common stock private placement of $1.35 per share. As of April 15, 2004 an aggregate of $7,625,075 of gross proceeds from the private placement had been raised. In addition, at the merger closing, $550,000 of bridge loans to Nexvu were converted into additional shares of the Company's common stock at approximately $0.95 per share and one additional $25,000 subscription was accepted shortly thereafter at such pricing. In connection with the merger, an aggregate of 8,558,500 shares of the Company's common stock were issued to the members of Nexvu and Nexvu became a wholly owned subsidiary of Capital Growth Systems, Inc. The Company's cash balances as of March 1, 2004 are expected to be more than sufficient to cover the cost of operations for 2004.

                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)

                              FINANCIAL STATEMENTS

                                DECEMBER 31, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Members of
Nexvu Technologies, LLC

         We have audited the accompanying balance sheets of Nexvu Technologies, LLC (a Development Stage Enterprise) as of December 31, 2002 and 2003 and the related statements of operations and stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of Nexvu Technologies, LLC (a Development Stage Enterprise) as of December 31, 2002 and 2003 and the results of its operations, and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Russell & Atkins, PLC
--------------------------------
Russell & Atkins, PLC

May 3, 2004
Oklahoma City, Oklahoma

NEXVU TECHNOLOGIES, LLC
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
DECEMBER 31, 2002 AND 2003

                                                          2003        2002
-----------------------------------------------------------------------------
ASSETS

CURRENT ASSETS

Cash                                                   $  616,880  $        -
Accounts receivable                                        61,270       9,590
Prepaid expenses                                           51,837           -
-----------------------------------------------------------------------------

Total Current Assets                                      729,987       9,590
-----------------------------------------------------------------------------

FIXED ASSETS - net of accumulated depreciation            136,341     179,777
-----------------------------------------------------------------------------

OTHER ASSETS
Software licensing fee                                    300,000     300,000
Organization costs - net of accumulated amortization            -       3,371
-----------------------------------------------------------------------------

Total Other Assets                                        300,000     303,371
-----------------------------------------------------------------------------
TOTAL ASSETS                                           $1,166,328  $  492,738
-----------------------------------------------------------------------------

NEXVU TECHNOLOGIES, LLC
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEET
DECEMBER 31, 2002 AND 2003

                                            2003          2002
-----------------------------------------------------------------
LIABILITIES AND MEMBERS' EQUITY

CURRENT LIABILITIES

Accounts payable                        $   160,971   $   219,519
-----------------------------------------------------------------

Total Current Liabilities                   160,971       219,519

LONG-TERM
Loans payable                               735,000     1,400,136
-----------------------------------------------------------------

Total Liabilities                           895,971     1,619,655

MEMBERS' EQUITY(DEFICIT)                    270,357    (1,126,917)
-----------------------------------------------------------------
Total Liabilities and Members' Equity     1,166,328       492,738
-----------------------------------------------------------------

NEXVU TECHNOLOGIES, LLC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)

                                                                       FROM
                                                                    INCEPTION,
                                                                     FEBRUARY
                                           YEAR         PERIOD       28, 2002
                                          ENDED          ENDED         TO
                                         DECEMBER      DECEMBER     DECEMBER
                                         31, 2003      31, 2002     31, 2003
------------------------------------------------------------------------------

REVENUE                                     59,027             -        59,027
------------------------------------------------------------------------------

OPERATING EXPENSES
Consulting fees                            134,883        47,452       182,335
Depreciation and amortization               84,395        39,075       123,470
Employee benefits                          101,460        52,983       154,443
General and administrative                  84,466        70,787       155,253
Loan interest                              145,624           -         145,624
Professional fees                          127,160        17,388       144,548
Rent and occupancy costs                   127,602        42,118       169,720
Research and development expenditures      132,613           -         132,613
Salaries                                 1,654,513       829,020     2,483,533
Travel, entertainment and promotion        103,944        28,094       132,038
------------------------------------------------------------------------------

TOTAL EXPENSES                           2,696,660     1,126,917     3,823,577
------------------------------------------------------------------------------

NET INCOME (LOSS)                       (2,637,633)   (1,126,917)   (3,764,550)

MEMBERS' EQUITY (DEFICIT), BEGINNING    (1,126,917)            -             -
CONTRIBUTIONS - CASH                     1,825,000                   1,825,000
CONTRIBUTIONS - LOAN CONVERSIONS         2,209,907                   2,209,907
------------------------------------------------------------------------------

MEMBERS' EQUITY (DEFICIT), ENDING          270,357    (1,126,917)      270,357
------------------------------------------------------------------------------

NEXVU TECHNOLOGIES, LLC
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

                                                                                          FROM
                                                                                       INCEPTION
                                                                                        FEBRUARY
                                                            YEAR          PERIOD        28, 2002
                                                           ENDED           ENDED           TO
                                                          DECEMBER       DECEMBER       DECEMBER
                                                          31, 2003       31, 2002       31, 2003
-------------------------------------------------------------------------------------------------

CASH FLOW FROM OPERATING ACTIVITIES

NET LOSS                                                $(2,637,633)   $(1,126,917)   $(3,764,550)
Adjustments to reconcile net loss to net cash
 used in operating activities
Depreciation and amortization                                84,395         39,075        122,796
Write off of organization costs                               3,371              -              -
Changes in assets and liabilities
 Increase in accounts receivable                            (51,680)        (9,590)       (61,270)
 Increase in prepaid expenses and sundry                    (51,837)             -        (51,837)
 Increase(decrease) in accounts payable                     (58,548)       219,519        158,409
-------------------------------------------------------------------------------------------------

                                                            (74,299)       249,004        168,098
-------------------------------------------------------------------------------------------------

Net Cash Used in Operating Activities                    (2,711,932)      (877,913)    (3,596,452)
-------------------------------------------------------------------------------------------------

CASH FLOW FROM FINANCING ACTIVITIES
 Loans payable - net                                      1,544,770      1,400,136      2,944,906
 Contributions by members - net of repayments             1,825,000            -        1,825,000
-------------------------------------------------------------------------------------------------
Net Cash Provided By Financing Activities                 3,369,770      1,400,136      4,769,906
-------------------------------------------------------------------------------------------------

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                   (40,958)      (218,178)      (259,136)
 Purchase of other assets                                         -       (304,045)      (300,000)
-------------------------------------------------------------------------------------------------

Net Cash Used In  Investing Activities                      (40,958)      (522,223)      (559,136)
-------------------------------------------------------------------------------------------------

Increase in Cash                                            616,880              -        614,318

Cash and Cash Equivalents - Beginning of Period                   -              -              -
-------------------------------------------------------------------------------------------------

Cash and Cash Equivalents - End of period               $   616,880    $         -    $   614,318
-------------------------------------------------------------------------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                  $   107,175    $         -    $   107,175
                                                        -----------------------------------------
Cash paid for income taxes                              $         -    $         -    $         -
                                                        -----------------------------------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans   $ 2,209,907    $         -    $ 2,209,907
                                                        -----------------------------------------

                             NEXVU TECHNOLOGIES, LLC
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003

NOTE 1 - Organization and Basis of Presentation

Nexvu Technologies, LLC, (the "Company") was organized as a Delaware limited liability company on February 28, 2002 under the name of Siegler Technology Development, LLC. The Company was formed to develop and market software and hardware products and solutions for communication networks. The Company changed its name to "Nexvu, LLC" on January 29, 2003, and to "Nexvu Technologies, LLC" on October 22, 2003.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Property and Equipment

The Company capitalizes property and equipment in excess of $500. All property and equipment are stated at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed over the estimated useful lives of the assets generally as follows:

            Computers, Equipment & Furniture            5 to 7 years
            Computer Software                           3 years

Software Licensing Fee

The Company accounts for its software license in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, effective October 1, 2001. The Company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2002 and 2003.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, prepaid expenses and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments.

Revenue Recognition

The Company has not generated any significant revenues through December 31, 2003. Revenues, if any, will be recognized when the price is reasonably determinable, the product or service has been delivered and collection of the sales price is reasonably assured.

Income Taxes

The Company is organized as a limited liability company. All profits or losses or benefits derived are the responsibility of the members. Neither income taxes nor the benefits relating to net losses are reflected in the accompanying financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Recently Issued Accounting Pronouncements

SFAS No. 149 "Amendment of Statement 133 on derivative instruments and hedging activities". This statement amends and clarifies financial accounting and reporting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, "Accounting for derivative instruments and hedging activities".

SFAS No. 150 "Accounting for certain financial instruments with characteristics of both liabilities and equity". This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

The Company believes that the above standards would not have a material impact on its financial position, results of operations or cash flows.

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $3,764,550. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to achieving a level of revenues adequate to support the Company's cost structure. Subsequent to the date of these financial statements the Company has received a total of $7,625,075 in gross proceeds from a private placement offering and an additional $550,000 in bridge loans have been converted into common stock. See Note 9, Subsequent Events.

NOTE 4 - Software License Agreement

On August 31, 2003, the Company entered into a software licensing agreement with a third party company to acquire a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $30,000. The agreement also calls for minimum annual royalty payments totaling $500,000 over the first five year period following customer shipment, payable quarterly as follows:

Year 1            $  50,000
Year 2               75,000
Year 3              100,000
Year 4              125,000
Year 5              150,000

If in any year the calculation of the royalty fee is greater than the minimum, this excess will reduce the final amount due in the fifth year.

NOTE 5 - Commitments

In July, 2002, the Company entered into a three year operating lease agreement for office space. Minimum rentals, on an annual basis, are as follows:

2004              $76,265
2005               78,220

NOTE 6 - Notes Payable

Notes payable to members, unsecured, interest at 8%,
convertible to equity according to the terms of the Loan
Conversion Agreement                                         $625,000

Note payable to bank, secured by certain personal assets
of a member and all assets of the Company, interest at 9%,
interest only due monthly, principal due March 31, 2004       110,000
                                                             --------

Total Notes Payable                                          $735,000
                                                             ========

NOTE 7 - Property and Equipment

Property and equipment at December 31, 2003 consists of the following:

Furniture and fixtures           $  89,375
Software                            19,408
Computer equipment                 128,491
Office equipment                     3,629
Telephone equipment                 18,236
                                 ---------
                                   259,139
Less: Accumulated depreciation    (122,798)
                                 ---------
                                 $ 136,341
                                 =========

NOTE 8 - Related Parties

On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company's directors. Fees for these services total $765,000.

NOTE 9 - Subsequent Events

On January 28, 2004, the Company merged with a wholly owned subsidiary of Capital Growth Systems, Inc. ("CGSI"), a Florida "shell" corporation formed for the purpose of acquiring an operating business. The Company has become the sole operating business of CGSI. The merger was contingent upon CGSI having raised a minimum of $2,000,000 of investor capital pursuant to a common stock private placement at $1.35 per share. As of April 15, 2004 an aggregate of $7,625,075 of gross proceeds from the private placement had been raised. In addition, at the merger closing the $550,000 of bridge loans to the Company were converted into additional common stock of CGSI at approximately $0.95 per share and one additional $25,000 subscription was accepted shortly thereafter at such pricing. In connection with the merger, an aggregate of 8,558,500 shares of common stock of CGSI were issued to the members of the Company and the Company became a wholly owned subsidiary of CGSI, with CGSI serving as its sole manager. Following the merger the Company will be treated as a disregarded entity for state and federal income tax purposes. The cash balances of CGSI as of March 1, 2004 are expected to be more than sufficient to cover the cost of operations of the Company for 2004.

EXHIBIT INDEX

Exhibit Number                               Description of Document
--------------  -----------------------------------------------------------------------------------
    4.2         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders.

    4.3         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory
                Service Agreements.

    4.4         Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder.

    4.5         2003 Long-Term Incentive Plan.

    10.3        Second Amended and Restated Operating Agreement of Nexvu Technologies, LLC.

    10.4        Advisory Services Agreement dated March 31, 2004 by and between Capital Growth
                Systems, Inc. and Lee Wiskowski.

    10.5        Advisory Services Agreement dated March 31, 2004 by and between Capital Growth
                Systems, Inc. and Douglas Stukel.

    10.6        Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc.
                and Scott Allen.

    10.7        Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc.
                and Rory Herriman.

    14          Code of Ethics.

    21          List of Subsidiaries.

    31.1        Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    31.2        Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

    32          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002.