Form 10QSB
period 2004-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-05-24
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
FLORIDA                                     65-09535505
------------------------------------        ------------------------------------
(STATE OR OTHER                             (I.R.S. EMPLOYER
JURISDICTION OF                             IDENTIFICATION NO.)
INCORPORATION OR
ORGANIZATION)
1100 EAST WOODFIELD ROAD, SCHAUMBURG, ILLINOIS 60173
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
630-872-5800
--------------------------------------------------------------------------------
(ISSUER'S TELEPHONE NUMBER)
--------------------------------------------------------------------------------


         Check whether the issuer has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

         Yes |X| No [ ]

         The total number of shares outstanding of the issuer's common stock, par value $.0001, as of the date of this report, is: 16,000,454.

         Transitional Small Business Disclosure Format: Yes [ ] No |X|

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                          CAPITAL GROWTH SYSTEMS, INC.
                        (A Development Stage Enterprise)

                          Interim Financial Statements
                                   (Unaudited)

                                 March 31, 2004

CAPITAL GROWTH SYSTEMS, INC., SUCCESSOR TO NEXVU
TECHNOLOGIES, LLC (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                           MARCH 31,          DECEMBER 31,
                                                                              2004                2003
                                                                         ---------------    ---------------
ASSETS

CURRENT ASSETS
Cash                                                                     $     5,929,972    $       616,880
Accounts receivable                                                               69,160             61,270
Inventory                                                                         27,896                 --
Prepaid expenses                                                                  70,917             51,837
                                                                         ===============    ===============

Total Current Assets                                                           6,097,945            729,987
                                                                         ===============    ===============

FIXED ASSETS - net of accumulated depreciation                                   242,497            136,341
                                                                         ===============    ===============

OTHER ASSETS
Software licensing fee                                                           300,000            300,000
Organization costs - net of accumulated amortization                               6,355                 --
                                                                         ===============    ===============

Total Other Assets                                                               306,355            300,000
                                                                         ===============    ===============

TOTAL ASSETS                                                             $     6,646,797    $     1,166,328
                                                                         ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable                                                         $       145,246    $       160,971
Accrued expenses                                                                  38,408                 --
Deferred revenue                                                                   6,754                 --
Deferred rent                                                                      1,955                 --
                                                                         ===============    ===============

Total Current Liabilities                                                        192,363            160,971
                                                                         ===============    ===============

LONG-TERM LIABILITIES
Loans payable                                                                         --            735,000
                                                                         ===============    ===============

Total Liabilities                                                                192,363            895,971
                                                                         ===============    ===============

SHAREHOLDERS' EQUITY
Common Stock,$.0001 par value, 25,000,000 shares authorized;
 15,966,224 issued and outstanding at March 31, 2004                               1,597                 --
Additional paid-in capital                                                    11,252,803                 --
Members interest                                                                      --          4,034,907
Accumulated deficit                                                           (4,799,966)        (3,764,550)
                                                                         ===============    ===============

SHAREHOLDERS' EQUITY                                                           6,454,434            270,357
                                                                         ===============    ===============
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $     6,646,797    $     1,166,328
                                                                         ===============    ===============

CAPITAL GROWTH SYSTEMS, INC., SUCCESSOR TO NEXVU
TECHNOLOGIES, LLC (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                                   FROM INCEPTION
                                                  3 MONTHS          3 MONTHS        FEBRUARY, 28,
                                                   ENDED              ENDED            2002 TO
                                                   MARCH              MARCH             MARCH
                                                  31, 2004           31, 2003          31, 2004
                                                --------------    --------------    --------------
REVENUE                                                 29,333                --            88,360
                                                ==============    ==============    ==============

COST OF GOODS SOLD                                      12,500                --            12,500
                                                ==============    ==============    ==============

GROSS MARGIN                                            16,833                --            75,860

OPERATING EXPENSES
Salaries and payroll taxes                             647,211           285,929         3,130,744
Employee benefits                                       30,158            24,219           184,601
Consulting fees                                         35,629            38,030           217,964
Depreciation and amortization                           17,754            17,503           141,224
General and administrative                              31,410            12,260           186,663
Professional fees                                      119,935            19,120           264,483
Rent and occupancy costs                                30,765            42,389           200,485
Research and development expenditures                   32,980            18,678           165,593
Travel, entertainment and promotion                    101,773            10,264           233,811
                                                ==============    ==============    ==============

TOTAL EXPENSES                                       1,047,615           468,392         4,725,568
                                                ==============    ==============    ==============

OPERATING INCOME                                    (1,030,782)         (468,392)       (4,649,708)

INTEREST EXPENSE                                         4,634             3,850           150,258
                                                ==============    ==============    ==============

NET LOSS BEFORE INCOME TAXES                        (1,035,416)         (472,242)       (4,799,966)

INCOME TAXES                                                --                --                --
                                                ==============    ==============    ==============

NET LOSS                                            (1,035,416)         (472,242)       (4,799,966)
                                                ==============    ==============    ==============

EARNINGS PER SHARE                              $        (0.09)              N/A
                                                ==============    ==============    ==============

AVERAGE SHARES OUTSTANDING                          11,527,357               N/A
                                                ==============    ==============    ==============

CAPITAL GROWTH SYSTEMS, INC., SUCCESSOR TO NEXVU
TECHNOLOGIES, LLC (A DEVELOPMENT STAGE ENTERPRISE)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     FROM INCEPTION
                                                                  3 MONTHS           3 MONTHS         FEBRUARY, 28,
                                                                    ENDED              ENDED            2002 TO
                                                                    MARCH              MARCH             MARCH
                                                                   31, 2004           31, 2003          31, 2004
                                                               ---------------    ---------------    ---------------
CASH FLOW FROM OPERATING ACTIVITIES
NET LOSS                                                       $    (1,035,416)   $      (472,242)   $    (4,799,966)
Adjustments to reconcile net loss to net cash
 used in operating activities
Depreciation and amortization                                           17,754             17,503            140,550

Changes in assets and liabilities
 Increase in accounts receivable                                        (7,890)           (86,847)           (69,160)
 Increase in inventory                                                 (27,896)                --            (27,896)
 Increase in prepaid expenses                                          (19,080)                --            (70,917)
 Increase (decrease) in accounts payable                               (15,725)           (70,551)           145,246
 Increase in accrued expenses                                           38,408                 --             38,408
 Increase in deferred revenue                                            6,754                 --              6,754
 Increase in deferred rent                                               1,955                 --              1,955
                                                               ===============    ===============    ===============
                                                                        (5,720)          (139,895)           164,940
                                                               ===============    ===============    ===============

Net Cash Used in Operating Activities                               (1,041,136)          (612,137)        (4,635,026)
                                                               ===============    ===============    ===============

CASH FLOW FROM INVESTING ACTIVITIES
 Purchase of fixed assets                                             (123,910)            (9,623)          (383,046)
 Purchase of other assets                                               (6,355)                --           (306,355)
                                                               ===============    ===============    ===============

Net Cash Used In Investing Activities                                 (130,265)            (9,623)          (689,401)
                                                               ===============    ===============    ===============

CASH FLOW FROM FINANCING ACTIVITIES
 Loans payable - net                                                  (735,000)           624,768                 --
 Contributions by members - net of repayments                        7,219,493                 --         11,254,399
                                                               ===============    ===============    ===============

Net Cash Provided By Financing Activities                            6,484,493            624,768         11,254,399
                                                               ===============    ===============    ===============

Increase in Cash                                                     5,313,092              3,008          5,929,972

Cash and Cash Equivalents - Beginning of Period                        616,880                 --                 --
                                                               ===============    ===============    ===============

Cash and Cash Equivalents - End of period                      $     5,929,972    $         3,008    $     5,929,972
                                                               ===============    ===============    ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                         $         5,622    $            --    $       112,797
                                                               ===============    ===============    ===============
Cash paid for income taxes                                     $            --    $            --    $            --
                                                               ===============    ===============    ===============


NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans          $       550,000    $            --    $     2,759,906
                                                               ===============    ===============    ===============

                          CAPITAL GROWTH SYSTEMS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. ("CGSI") and Nexvu Technologies, LLC ("Nexvu"). Except where necessary to distinguish the two entities, both are referred to as the "Company." On January 28, 2004, CGSI completed a merger under which it acquired 100% of the ownership of Nexvu, a Delaware limited liability company. Simultaneously with the closing of the merger, a closing was held under a private offering of CGSI's common stock in which approximately 3.9 million shares of common stock were issued for approximately $5.3 million of total gross consideration. The private offering was completed in April 2004, and resulted in a total of 5,668,204 shares being issued for total gross consideration of $7,652,075. Additionally, simultaneously with the merger, $550,000 of bridge loans of Nexvu was converted to 577,500 shares of CGSI common stock as part of a loan conversion agreement. As a result of this merger, the financial statements of Nexvu became the financial statements of the surviving entity for accounting purposes. Accordingly, the financial position as of March 31, 2004 and December 31, 2003, and the related results of operations for the three-month periods ending March 31, 2004 and 2003 reflect the historical financial statements of Nexvu, with CGSI's results consolidated from the date of the merger.

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company's financial position as of March 31, 2004 and December 31, 2003, and the Company's results of operations for the three months ended March 31, 2004 and 2003. As the Company is still a developmental enterprise, the results for the interim periods presented are not necessarily indicative of results to be expected for any future period. All intercompany accounts have been eliminated in consolidation.

         These financial statements should be read in conjunction with the audited financial statements and the notes thereto of both companies included in CGSI's 2003 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2003.

DEVELOPMENTAL STAGE ENTERPRISE

         The Company's activities are accounted for as those of a "Developmental Stage Enterprise" as set forth in Financial Accounting Standards Board Statement No. 7 ("SFAS 7"). Among the disclosures required by SFAS 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operations, stockholders' equity (deficit) and cash flows disclose activity since the date of the Company's inception.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CASH AND CASH EQUIVALENTS

         The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

INVENTORY

         Inventory, principally hardware boxes currently being configured for sale, is stated at the lower of cost or market. Cost is determined primarily by actual cost or by the first-in, first-out method. Generally, inventory is not purchased until an order for the product is placed.

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

            Computers, Equipment & Furniture                   5 to 7 years

            Computer Software                                  3 years

SOFTWARE LICENSING FEE

         The Company accounts for its software license in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, effective October 1, 2001. The Company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2002 and 2003 or in the 1st quarter of 2004.

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

NET EARNINGS (LOSS) PER SHARE

         Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share. Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other common stock equivalents, including stock options, shares subject to repurchase, warrants and convertible preferred stock, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash, accounts receivable, prepaid expenses and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments.

REVENUE RECOGNITION

         The Company has not generated any significant revenues through March 31, 2004. Revenues, if any, will be recognized when the price is reasonably determinable, the product or service has been delivered and collection of the sales price is reasonably assured.

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

NOTE 3 - DEVELOPMENTAL STAGE ENTERPRISE

         The Company is a developmental stage company engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems. As of March 31, 2004, revenues from the sale of the Company's software have been negligible. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through March 31, 2004, the Company had incurred cumulative losses of $4,799,966. During the 1st quarter the Company received $7,578,862 in gross proceeds from a private placement offering and $550,000 of bridge loans were converted to common stock. Management's plan of operations anticipates that the current cash balances are sufficient to meet operating requirements for the next twelve months. There is no assurance that the Company will be able to implement the plan.

NOTE 4 - SOFTWARE LICENSE AGREEMENT

          On August 31, 2003, the Company entered into a software licensing agreement with a third party to acquire a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $30,000. The agreement also calls for minimum annual royalty payments totaling $500,000 over the first five year period following customer shipment, payable quarterly as follows:

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

NOTE 5 - NOTES PAYABLE

         As of December 31, 2003, Nexvu had $735,000 of Notes Payable, of which $625,000 was to its members and convertible to equity and $110,000 of which was a secured note payable to a bank.

Subsequent to the merger with CGSI, the Note Payable to the bank was repaid, as was $75,000 of the Notes Payable to a member of the LLC. The remaining $550,000 of Notes Payable was converted to 577,500 shares of Common Stock of CGSI during the first quarter of 2004.

NOTE 6 - PROPERTY AND EQUIPMENT

         Property and equipment at March 31, 2004 and December 31, 2003 consists of the following:

                                                         Mar 31,          Dec. 31,
                                                           2004              2003
                                                     ---------------    ---------------
Furniture and fixtures                               $        89,375    $        89,375
Software                                                      21,419             19,408
Computer and office equipment                                272,254            150,356
                                                     ---------------    ---------------
                                                             383,048            259,139
Less: Accumulated depreciation                              (140,551)          (122,798)
                                                     ---------------    ---------------

                                                     $       242,497    $       136,341
                                                     ===============    ===============

NOTE 7 - RELATED PARTIES

         On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company's directors. Fees for these services totaled $765,000. In addition, on March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007.

NOTE 8 - INDEMNIFICATIONS AND CONTINGENCIES

         As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company is in the process of securing an insurance policy for this coverage, which is designed to enable the Company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of March 31, 2004 or December 31, 2003.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT. EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE DISCUSSION CONTAINED IN THIS REPORT CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISK AND UNCERTAINTIES. THESE STATEMENTS MAY BE IDENTIFIED BY THE USE OF FORWARD-LOOKING TERMINOLOGY SUCH AS "BELIEVES," "EXPECTS," "MAY," "WILL," "SHOULD" OR "ANTICIPATES," OR SIMILAR EXPRESSIONS OR BY DISCUSSIONS OF STRATEGY. THE CAUTIONARY STATEMENTS MADE IN THIS REPORT SHOULD BE READ AS BEING APPLICABLE TO ALL RELATED FORWARD-LOOKING STATEMENTS WHEREVER THEY APPEAR IN THIS REPORT. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED IN THIS REPORT.

OVERVIEW

         We are engaged in the development and sale of application performance management software and related services to large and mid-sized companies for use in connection with their computer network systems and applications. To date, we have nominal revenues from these activities.

PLAN OF OPERATION

         As of March 31, 2004, we had $5,951,793 of working capital. We believe that the working capital is sufficient to fund our operations for the next twelve months. Until sufficient revenues are generated, our primary uses of working capital during this period will be for:

     o Administrative expenses, especially salaries of officers and other employees currently employed by us, as well as rental expense for our two locations;

     o   Further developing our application performance management software;

     o   Sales and marketing expenses; and

     o Expenses of professionals, including attorneys, accountants and consultants.

         We intend to continue to develop our product in order to improve overall reliability and functionality. We presently have 28 employees. There are currently no plans to significantly increase this number in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

MERGER WITH NEXVU TECHNOLOGIES, LLC

         On January 28, 2004, we completed a merger under which we acquired 100% of the ownership of Nexvu Technologies, LLC, a Delaware limited liability company. As a result of the merger we serve as the holding company for Nexvu, and Nexvu is considered our predecessor for accounting purposes. Nexvu is engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems. Simultaneously with the closing of the merger we held the initial closing on the sale of common stock pursuant to a private offering. The private offering was completed in April 2004 and resulted in the issuance of 5,668,204 shares of common stock for $7,652,075 of total consideration. In addition, simultaneously with the closing of the merger, pursuant to a loan conversion agreement, we issued an additional 577,500 shares of common stock upon the conversion of $550,000 of outstanding bridge loans to capital, which were funded by existing Nexvu members prior to the merger.

ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

         Our CEO/CFO has evaluated our disclosure controls and procedures as of the three months ended March 31, 2004, and has concluded that, as of March 31, 2004, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         On January 28, 2004, we issued a total of 8,558,500 shares of our common stock in connection with a merger between Nexvu Technologies, LLC into our wholly-owned subsidiary, Nexvu Mergersub, L.L.C. See the information under the caption "Merger with Nexvu Technologies, LLC" in Part I, Item 2 above. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. In addition, under a loan conversion agreement, we issued: 577,500 shares of common stock, the amount necessary for the conversion of bridge loans funded by Nexvu Technologies members and outstanding prior to the merger, into shares of our common stock at approximately $0.95 per share, or approximately $550,000 in total; and warrants expiring December 31, 2006 to purchase common stock at $1.35 per share based upon 50% warrant coverage with respect to all bridge loans funded, for a total of 288,750 warrants. We further sold 26,250 shares to an accredited investor at the same price at which the bridge loans were converted. This individual did not receive warrants to purchase common stock. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

           Between December 2003 and April 2004, we raised a total of $7,652,075 in an offering of 5,668,204 shares of our common stock. This offering was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and on Rule 506 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

           None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

    Exhibit Number                 Description of Document
    --------------                 -----------------------
           2.1             Agreement and Plan of Merger Agreement by and among
                           Capital Growth Systems, Inc., Nexvu MergerSub, LLC,
                           and Nexvu Technologies, L.L.C. dated January 28, 2004
                           (Incorporated by reference to Exhibit 10.1 to our
                           current report on Form 8-K dated February 11, 2004).

           31.1            Certification of CEO Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

           31.2            Certification of CFO Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

           32              Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

(b)      Reports on Form 8-K

         A Form 8-K was filed on February 11, 2004, providing information under Items 2 and 7, announcing the completion of our acquisition of Nexvu Technologies, LLC on January 28, 2004 and that the disclosure of Nexvu Technologies' historical and pro forma financial information required by paragraphs (a) and (b) of Item 7 of Form 8-K would be filed as an amendment in accordance with paragraph (a) (4) of Item 7.

         A Form 8-K was filed on February 25, 2004, providing information under
Item 8, announcing that on February 24, 2004, our Board of Directors had approved a change in our fiscal year end to December 31, and that the fiscal year end change would be effective for the year ended December 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                  CAPITAL GROWTH SYSTEMS, INC.

                                  BY:  /s/ Scott Allen
                                       -----------------------------------------
                                       Scott Allen, Chief Executive Officer
                                       and Chief Financial Officer

Dated: May 24, 2004