Form 10QSB
period 2004-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-08-23
CIK 1116694

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from                  to
                                       ----------------    ----------------

                         Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

FLORIDA                                               65-0953505
---------------------------------                     --------------------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

         Yes |X|  No [ ]

         The total number of shares outstanding of the issuer's common stock, par value $.0001, as of the date of this report, is: 15,965,754.

         Transitional Small Business Disclosure Format:  Yes [ ]  No |X|

                    NOTE REGARDING FORWARD-LOOKING STATEMENTS

         Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by the use of forward-looking terminology such as "believes," "expects," "may," "should," or "anticipates," or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report include, but are not limited to, those discussed under the heading "Factors Affecting Future Performance" in our report on Form 10-KSB for the transition period ending December 31, 2003.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS






                          CAPITAL GROWTH SYSTEMS, INC.
                      Successor to Nexvu Technologies, LLC

                    Interim Consolidated Financial Statements
                                   (Unaudited)

                                  June 30, 2004

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED BALANCE SHEETS

                                                                        JUNE 30,          DECEMBER 31,
                                                                          2004                2003
                                                                     ------------         ------------
ASSETS
CURRENT ASSETS
Cash                                                                 $  4,831,768         $    616,880
Accounts receivable                                                        11,835               61,270
Inventory                                                                     -                    -
Prepaid expenses                                                          101,776               51,837
                                                                     ------------         ------------
Total Current Assets                                                    4,945,379              729,987
                                                                     ------------         ------------
FIXED ASSETS - net of accumulated depreciation                            276,994              136,341
                                                                     ------------         ------------
OTHER ASSETS
Software licensing fee                                                    285,278              300,000
Security Deposits                                                           6,355                  -
                                                                     ------------         ------------
Total Other Assets                                                        291,633              300,000
                                                                     ------------         ------------
TOTAL ASSETS                                                         $  5,514,006         $  1,166,328
                                                                     ------------         ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                                     $    124,206         $    120,567
Accrued expenses                                                            7,979               38,449
Deferred revenue                                                            4,728                  -
Deferred rent                                                               1,955                1,955
                                                                     ------------         ------------
Total Current Liabilities                                                 138,868              160,971
LONG-TERM LIABILITIES
Loans payable                                                                 -                735,000
                                                                     ------------         ------------
Total Liabilities                                                         138,868              895,971
                                                                     ------------         ------------
SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 25,000,000 shares authorized;
  15,965,754 issued and outstanding at June 30, 2004                        1,597                  -
Additional paid-in capital                                             11,278,796                  -
Members interest                                                              -              4,034,907
Accumulated deficit                                                    (5,905,255)          (3,764,550)
                                                                     ------------         ------------
SHAREHOLDERS' EQUITY                                                    5,375,138              270,357
                                                                     ------------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $  5,514,006         $  1,166,328
                                                                     ------------         ------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS



                                     3 MONTHS ENDED JUNE 30,           6 MONTHS ENDED JUNE 30,
                                     2004             2003             2004             2003
                                 ------------     ------------     ------------     ------------
REVENUE                          $    274,139     $        -       $    303,472     $        -
                                 ------------     ------------     ------------     ------------
COST OF GOODS SOLD                     64,887           49,413           93,364           68,091
                                 ------------     ------------     ------------     ------------
GROSS MARGIN                          209,252          (49,413)         210,108          (68,091)
OPERATING EXPENSES
Salaries and payroll taxes            917,667          438,548        1,592,249          748,697
Marketing and advertising               7,953              -             61,092              -
Occupancy                              29,190           32,309           58,819           70,044
Professional fees                     168,175           79,283          325,468          136,782
Depreciation and amortization          34,620           17,503           52,374           35,006
Telecommunications                     27,678            9,486           38,887           15,649
Travel and entertainment               91,423           12,230          140,057           22,494
General expenses                       59,842           11,421           98,976           21,437
                                 ------------     ------------     ------------     ------------
TOTAL EXPENSES                      1,336,548          600,780        2,367,922        1,050,109
                                 ------------     ------------     ------------     ------------
OPERATING INCOME                   (1,127,296)        (650,193)      (2,157,814)      (1,118,200)
INTEREST EXPENSE (INCOME)             (22,007)         116,041          (17,109)         120,276
                                 ------------     ------------     ------------     ------------
NET LOSS BEFORE INCOME TAXES       (1,105,289)        (766,234)      (2,140,705)      (1,238,476)
INCOME TAXES                              -                -                -                -
                                 ------------     ------------     ------------     ------------
NET LOSS                         $ (1,105,289)    $   (766,234)    $ (2,140,705)    $ (1,238,476)
                                 ------------     ------------     ------------     ------------
EARNINGS PER SHARE               $      (0.07)    $      (0.72)    $      (0.17)    $      (1.27)
                                 ------------     ------------     ------------     ------------
AVERAGE SHARES OUTSTANDING         15,960,112        1,071,602       12,755,921          972,124
                                 ------------     ------------     ------------     ------------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 6 MONTHS ENDED JUNE 30,
                                                                 2004                2003
                                                             -----------         -----------
CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS                                                     $(2,140,705)        $(1,238,476)
Adjustments to reconcile net loss to net cash
 used in operating activities
Depreciation and amortization                                     52,374              35,006
Changes in assets and liabilities
 Accounts receivable                                              49,435               9,590
 Inventory                                                           -                   -
 Prepaid expenses                                                (49,939)            (64,100)
 Accounts payable                                                  3,639             109,841
 Accrued expenses                                                (30,470)            (32,650)
 Deferred revenue                                                  4,728                 -
 Deferred rent                                                       -                   -
                                                             -----------         -----------
                                                                  29,767              57,687
                                                             -----------         -----------
Net Cash Used in Operating Activities                         (2,110,938)         (1,180,789)
                                                             -----------         -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                       (166,694)            (13,638)
 (Increase) decrease in other assets                             (17,966)                404
                                                             -----------         -----------
Net Cash Used In  Investing Activities                          (184,660)            (13,234)
                                                             -----------         -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Loans payable - net                                            (735,000)         (1,101,854)
 Contributions by members - net of repayments                  7,245,486           2,301,621
                                                             -----------         -----------
Net Cash Provided By Financing Activities                      6,510,486           1,199,767
                                                             -----------         -----------
Increase in Cash                                               4,214,888               5,744
Cash and Cash Equivalents - Beginning of Period                  616,880                 -
                                                             -----------         -----------
Cash and Cash Equivalents - End of period                    $ 4,831,768         $     5,744
                                                             -----------         -----------
                                                                     -                   -
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                       $     7,004         $   120,226
                                                             -----------         -----------
Cash paid for income taxes                                   $       -           $       -
                                                             -----------         -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans        $   550,000         $ 1,101,854
                                                             -----------         -----------


              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                COMMON                                             ADDITIONAL
                                                SHARES           MEMBERS'     RETAINED     COMMON   PAID-IN      TOTAL
                                              OUTSTANDING     CONTRIBUTIONS    DEFICIT     STOCK    CAPITAL     EQUITY
                                              -----------     -------------  -----------   ------  ----------  ---------
Beginning Balance, February 28, 2002                    -                -           -         -           -           -

Net Loss - 2002                                                             (1,126,917)                       (1,126,917)
                                               ----------      -----------  -----------    -----  ----------  -----------

Balance, December 31, 2002                              -                -  (1,126,917)        -           -  (1,126,917)

Net Loss, 2003                                                              (2,637,633)                       (2,637,633)
Members' Contribution - Cash                                     1,825,000                                     1,825,000
Members' Contribution - Loan Conversions                         2,209,907                                     2,209,907
                                               ----------      -----------  -----------    -----  ----------  -----------

Balance, December 31, 2003                              -        4,034,907  (3,764,550)        -           -     270,357

Net Loss - 6 months ended June 30, 2004                                     (2,140,705)                       (2,140,705)
Reflect reverse merger of CGSI                  1,170,000                                    117      19,678      19,795
Conversion of Members Contributions to
  Stock                                         8,558,500      (4,034,907)                   856   4,034,051           -
Conversion of Loans to Common Stock               577,500                                     58     549,942     550,000
Issuance of Additional Stock                       26,250                                      3      24,997      25,000
Private Offering of Additional Stock            5,633,504                                    563   6,650,128   6,650,691
                                               ----------      -----------  -----------    -----  ----------  -----------
                                                                                                                       -
 Balance, June 30, 2004                        15,965,754                -  (5,905,255)    1,597  11,278,796   5,375,138
                                               ----------      -----------  -----------    -----  ----------  -----------



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                          CAPITAL GROWTH SYSTEMS, INC.
                      SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. ("CGSI") and Nexvu Technologies, LLC ("Nexvu"). Except where necessary to distinguish the two entities, both are referred to as the "Company." On January 28, 2004, CGSI completed a merger under which it acquired 100% of the ownership of Nexvu, a Delaware limited liability company. Simultaneously with the closing of the merger, a closing was held under a private offering of CGSI's common stock in which approximately 3.9 million shares of common stock were issued for approximately $5.3 million of total gross consideration. The private offering was completed in April 2004 and, including the approximately 3.9 million shares of common stock issued simultaneously with the closing of the merger, resulted in a total of 5,633,524 shares being issued for total gross consideration of $7,605,230. Additionally, simultaneously with the merger, $550,000 of bridge loans of Nexvu was converted to 577,500 shares of CGSI common stock as part of a loan conversion agreement. As a result of this merger, the financial statements of Nexvu became the financial statements of the surviving entity for accounting purposes. CGSI's assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as CGSI was a public shell company acquiring a privately-held company, no goodwill was reported. The accumulated deficit of Nexvu survived the merger with the accumulated deficit of CGSI eliminated. Accordingly, the Company's financial position as of June 30, 2004 and December 31, 2003, and the related results of operations for the three-month and six-month periods ending June 30, 2004 and 2003 reflect the historical financial statements of Nexvu, with CGSI's results consolidated from the date of the merger.

         These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which management considers necessary for a fair presentation of the Company's financial position as of June 30, 2004 and December 31, 2003, and the Company's results of operations for the three-months and six-months ended June 30, 2004 and 2003. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. All intercompany accounts have been eliminated in consolidation.

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

INVENTORY

         Inventory, principally hardware boxes currently being configured for sale, if any, is stated at the lower of cost or market. Cost is determined primarily by actual cost or by the first-in, first-out method. Generally, inventory is not purchased until an order for the product is placed.

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

                  Computers, Equipment & Furniture            5 to 7 years

                  Computer Software                           3 years


SOFTWARE LICENSING FEE

         The Company accounts for its software license in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, effective October 1, 2001. The Company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2002 and 2003 or in the 1st two quarters of 2004.

REVENUE RECOGNITION

         The Company generates revenue from licensing its software, selling hardware to run its software, and the provision of services. The Company recognizes revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, the Company recognizes revenue upon meeting each of the following criteria:

         o Existence of persuasive evidence of an arrangement, generally consisting of a purchase order, license agreement or other contract.

         o Delivery of the product and authorization keys, delivery is generally considered to have occurred when the customer is provided with the Company's software and hardware and the authorization keys needed to activate the software.

         o Fee is fixed and determinable, which is considered to be the case when the fee is not subject to subsequent refund or adjustments.

         o    Collection is probable.

         The Company defers maintenance revenue and recognizes it ratably over the maintenance term. The Company defers consulting and training billings and recognizes them as those services are performed.

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

RECLASSIFICATIONS

         Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 -- DEVELOPMENTAL STAGE ENTERPRISE

         The Company was a developmental stage company through the first quarter of 2004 engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems. Through March 31, 2004, though planned principal operations had commenced, no significant revenues from sale of the Company's software had occurred. During the 2nd quarter, the company began experiencing more substantial revenues and is now no longer considered a developmental stage enterprise.

NOTE 4 - SOFTWARE LICENSE AGREEMENT

         On August 31, 2003, the Company entered into a software licensing agreement with a third party to acquire a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $30,000. The software and licensing fees are being amortized on a straight-line basis over a 36 month period. Commencement of the amortization began during the 2nd quarter of 2004 with $25,000 of amortization included in the results of operation.

          The agreement also calls for minimum annual royalty payments totaling $500,000 over the first five year period following customer shipment, payable quarterly as follows:


                  2004              $  50,000
                  2005                 75,000
                  2006                100,000
                  2007                125,000
                  2008                150,000


         If in any year the calculation of the royalty fee is greater than the minimum, this excess will reduce the final amount due in the fifth year.

NOTE 5 -- STOCK OPTIONS

         In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity and all of our current employees are participants in the plan. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. Presently, we have issued 1,691,500 restricted shares under the plan.

         We account for stock-based compensation for our employee stock plans using the intrinsic value method as prescribed by Accounting Principles Board
(APB) Opinion No. 25, Accounting for Stock Issued to Employees. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation, requires disclosure of pro forma earnings as if we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated utilizing the minimum value model, as our shares are not publicly traded.

         The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. Forfeitures are recognized as they occur, and it is assumed that no dividends will be declared. The weighted average fair value calculations are based on the following assumptions


                                        Three months      Six months
                                       Ended March 31,   Ended March 31,
                                       ---------------   ---------------
                                        2004    2003      2004    2003
                                        ----    ----      ----    ----
Estimated life (in years)               3.0     N/A       3.0     N/A
Risk-free interest rate                 2.5%    N/A       2.5%    N/A


         For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro-forma results are as follows:

                                                        Three Months                              Six Months
                                                        Ended June 30,                         Ended June 30,
                                                      2004             2003              2004             2003
                                           ---------------   --------------        ---------------    -------------
Reported net loss                            $(1,105,289)       $  (766,234)       $(2,140,705)       $  (1,238,476)
Employee stock-based compensation                 (7,115)               N/A             (7,115)                 N/A
Pro forma net loss                            (1,112,404)          (766,234)        (2,147,820)          (1,238,476)

Net loss per share, basic and diluted:
  As reported                                $     (0.07)       $     (0.72)       $     (0.17)       $       (1.27)
  Pro forma                                  $     (0.07)       $     (0.72)       $     (0.17)       $       (1.27)

NOTE 6 - NOTES PAYABLE

         As of December 31, 2003, Nexvu had $735,000 of Notes Payable, of which $625,000 was to its members and convertible to equity and $110,000 was a secured note payable to a bank. Subsequent to the merger with CGSI, the Note Payable to the bank was repaid, as was $75,000 of the Notes Payable to a member of the LLC. The remaining $550,000 of Notes Payable was converted to 577,500 shares of common stock of CGSI during the first quarter of 2004.

NOTE 7 - PROPERTY AND EQUIPMENT

         Property and equipment at June 30, 2004 and December 31, 2003 consists of the following:

                                                               June 30,         Dec. 31,
                                                                 2004               2003
                                                              ---------         -----------

                  Furniture and fixtures                      $  89,375         $ 89,375
                  Software                                       25,902           19,408
                  Computer and office equipment                 311,111          150,356
                                                              ---------         --------
                                                                426,388          259,139
                  Less: Accumulated depreciation               (149,394)        (122,798)
                                                              ---------         --------

                                                              $ 276,994         $136,341
                                                              =========         ========


NOTE 8 - RELATED PARTIES

         On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company's directors. Fees for these services totaled $761,000 and were all paid in 2004. As these fees were related to the raise of capital described in
Note 1 above, they are reflected as a reduction in Paid-in-Capital in the Shareholders' Equity.

         In addition, on March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007.

NOTE 9 - INDEMNIFICATIONS AND CONTINGENCIES

         As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company is in the process of securing an insurance policy for this coverage, which is designed to enable the Company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of June 30, 2004 or December 31, 2003.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         THE FOLLOWING DISCUSSION OF THE RESULTS OF OUR OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

OVERVIEW

         As of December 31, 2003, we were a development stage company that had conducted virtually no business operations, other than efforts to effect a business combination. On January 28, 2004, we completed a merger under which Nexvu Technologies, LLC, which we will refer to in this report as "Nexvu", became a subsidiary of ours. As a result of the merger, the owners of Nexvu became the majority owners of our company, which resulted in the transaction's being deemed a reverse acquisition for accounting purposes. Under this treatment, Nexvu became the surviving company for financial statement purposes. Our net assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as we were a public shell company acquiring a privately-held company, no goodwill was reported. Our financial statements after the merger reflect the historical financial statements of Nexvu, the operating company. Our accumulated deficit prior to the merger was eliminated as of the merger and only the accumulated deficit of Nexvu is reflected in our consolidated balance sheet.

         During the second quarter, we started experiencing more revenues and we therefore are no longer a developmental stage company. However, the revenues are not nearly sufficient to eliminate our operating losses. As of June 30, 2004, we had approximately $4.8 million of working capital and $4.8 million in cash and cash equivalents. We believe that our working capital levels are sufficient to fund our operations for the next twelve months. Until sufficient revenues are generated, our primary uses of working capital during this period will be for:

         o Administrative expenses, especially salaries of officers and other employees currently employed by us, as well as rental expense for our two locations;

         o Further developing our application performance management software;

         o    Sales and marketing expenses; and

         o Expenses of professionals, including attorneys, accountants and consultants.

         We presently have 20 full time employees. We do not anticipate that this number will increase in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

RESULTS OF OPERATIONS

         Revenues for the three and six month periods ended June 30, 2004 were heavily derived from one customer. During the second quarter, we entered into a contract with this customer with a total value of $250,000, of which $175,000 was for product and $75,000 was for services related to our product. All of these services were performed during the second quarter. The product was also delivered and accepted by the customer during the second quarter. Through June 30, 2004, we had revenues from three customers in 2004 compared to revenues from one customer in late 2003.

         We have continued to focus our efforts on selling the product to a new customer base. However, we are also refocusing our efforts to increase our revenues from the provision of services. We anticipate that these services will include consulting services, which would involve our monitoring and analysis of customers' IT infrastructure.

         Our gross margin relates to the cost of the appliances included in the product sales, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers. Total amortization of the software licensing fees were $25,000 for the three and six month periods ended June 30, 2004. No amortization of the licensing fees occurred during 2003.

         The majority of our operating expenses consist of compensation expenses and professional fees. During the quarter, we had 28 full-time employees working in the areas of development and engineering, sales, professional services, marketing and management. During July we took steps to reduce our overall number of employees by nearly 30%. Annual savings from this reduction are estimated to be over $1.2 million due to decreased compensation, travel and other incidental expenses. We currently have 20 full time employees. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission. Our travel and entertainment expenses relate primarily to cost associated with our sales force. The significant increase in these expenses in the three and six months ended June 30, 2004 as compared with the comparable periods in 2003 is due to the fact that we were still in the developmental stage of the business in 2003 and are now fully staffed with a sales force to market our product. We currently have two offices. Our corporate offices represent approximately 70% of our occupancy costs. Our software development and engineering group is housed in one location in Champaign, IL, with annualized occupancy costs of approximately $40,000. The general expenses are primarily related to insurance, purchases of software licenses expensed in the current periods, computer supplies and other office-related expenses. The increase in these expenses in the three and six months ended June 30, 2004 as compared to the comparable periods in 2003, is due to our now being in an operational stage compared to a developmental stage last year.

         The current quarter and year to date results reflect interest income on the investment of the cash raised during the private placement of our stock, which occurred primarily during the 1st quarter of 2004. With the approximate $7.5 million of gross cash raised from this stock offering, all debt was removed from our balance sheet. Total debt at reduction during 2004 was $735,000. The 2003 results include interest expense from debt related to former members of Nexvu.

LIQUIDITY AND CAPITAL RESOURCES

         We have historically met our liquidity needs through loans from individuals and through equity contributions. As of June 30, 2004, we held $4.8 million of cash and cash equivalents with no debt liabilities. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to $6.6 million. Additionally, $185,000 of the capital raised was utilized to pay down long term debt, with the remaining debt of $550,000 from December 31, 2003 converted into shares of our common stock subsequent to the merger.

         During the six months ended June 30, 2004, we utilized $2.1 million cash from operating activities. This use of cash was primarily the result of our net loss of $2.1 million realized during the first six months of 2004. Substantially all receivable from prior billings have been collected and accounts payables have been paid under contractual terms.

         We have spent approximately $167,000 on fixed assets during 2004. These expenditures were primarily for computer equipment utilized in testing our Application Performance Management product and other computer-related equipment. We do not expect to require significant capital expenditures in the near future.

         We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of June 30, 2004.

                                                                        Minimum
                                                       Office           Royalty
                                                       Leases           Payments
                                                       ------           --------
        2004                                          $   38,130        $   25,000
        2005                                          $   78,220        $   75,000
        2006                                                            $  100,000
        2007                                                            $  125,000
        2008                                                            $  150,000
        ----                                          ----------        ----------

        Total contractual obligations                 $  116,350        $  475,000
                                                      ----------        ----------


         At the present time we believe that our current cash and cash equivalent balances will be sufficient to satisfy our anticipated cash needs for working capital for at least the next 12 months.

         From time to time, we may evaluate potential acquisitions of businesses, products or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use third party technologies. In addition, in making such acquisitions or investments, we may assume obligations or liabilities that may require us to make payments or otherwise use additional cash in the future.

CRITICAL ACCOUNTING POLICES

         We generate revenue from licensing our software, selling hardware to run our software, and the provision of services. We recognize revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

         o Existence of persuasive evidence of an arrangement, generally consisting of a purchase order, license agreement or other contract.

         o Delivery of the product and authorization keys, delivery is generally considered to have occurred when the customer is provided with our software and hardware and the authorization keys needed to activate the software.

         o Fee is fixed and determinable, which is considered to be the case when the fee is not subject to subsequent refund or adjustments.

         o    Collection is probable.

         We defer maintenance revenue and recognize it ratably over the maintenance term. We defer consulting and training revenues and recognize them as those services are performed.

MERGER WITH FRONTRUNNER NETWORK SYSTEMS, CORP.

         On August 9, 2004, we executed an Agreement and Plan of Merger to purchase Frontrunner Network Systems, Corp., a Delaware corporation ("Frontrunner"). The merger has been approved by our board of directors, the board of directors of Frontrunner, and a majority of Frontrunner's shareholders. We intend to file the certificate of merger relating to the merger with the Secretary of State of the State of Delaware on or about September 13, 2004, at which time the merger will become effective, subject to satisfaction by Frontrunner of all of the conditions precedent to the closing of the merger. These conditions include, but are not limited to:

              o the execution of a creditors' waiver agreement by several creditors of Frontrunner;

              o our entering into an employment agreement with James Cuppini, an executive of Frontrunner;

              o entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations to Frontrunner plus a market rate of interest with some of its other creditors; and

              o Frontrunner's obtaining from Harris Trust and Savings Bank a consent to the merger and a commitment that it will extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger agreement.

         In consideration for Frontrunner shares, we will pay $222.18 in total in exchange for all of Frontrunner's Senior Preferred Stock. All of the shares of Frontrunner's Junior Preferred Stock, Convertible Preferred Stock and common stock, and all outstanding unexpired and unexercised options and warrants to acquire Frontrunner common stock will be cancelled without consideration. The Senior Preferred Stock is entitled to a liquidation preference of $1,000 per share and accordingly, all other shares of Frontrunner's stock are subordinate to this preference.

         Each share of Senior Preferred Stock outstanding immediately prior to the effective time of the merger will be cancelled and extinguished and converted automatically into the right to receive $1.00 per share. Each share of Frontrunner's Junior Preferred Stock, Convertible Preferred Stock and common stock and any outstanding options, warrants, convertible notes, or other convertible securities or other rights to acquire shares of Frontrunner will be extinguished and cancelled without conversion or exercise, and those holders shall not be entitled to any payment of any kind. Each share of stock owned by Frontrunner or any direct or indirect wholly-owned subsidiary of Frontrunner immediately prior to the effective time of merger will be cancelled and extinguished without any conversion thereof.

         As primary consideration to be given by us in connection with the merger agreement, but not as part of the merger consideration, and for the benefit of Frontrunner, prior to the effective time of the merger, we shall issue up to 1,000,000 shares of our common stock to certain creditors of Frontrunner in exchange for the cancellation of indebtedness to Frontrunner by those creditors in the approximate amount of $2,252,433, excluding accrued unpaid interest and other claims. The most recent private placement of our common stock was made at $1.35 per share, which is assumed to constitute its fair market value.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures as of the six months ended June 30, 2004, and has concluded that, as of June 30, 2004, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

PART II -- OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

         Between December 2003 and April 2004, we raised a total of $7,605,230 in an offering of 5,633,504 shares of our common stock. This offering was made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and on Rule 506 of Regulation D. All investors in the offering were "accredited," as that term is defined in Regulation D. No general solicitation or advertising was used in connection with the offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our annual meeting on June 30, 2004. A majority of our shares, voting in person or by proxy, is necessary to constitute a quorum, and a quorum was not present at the meeting. As permitted by our by-laws, however, the vote of those shareholders present, in person or represented by proxy, was held solely on the issue of whether to adjourn the meeting. The resolution to adjourn the meeting was approved with a vote of 4,103,548 shares in favor, 0 shares against, and 0 shares outstanding, and the meeting was therefore adjourned. We have not yet determined the date upon which the meeting will be continued.

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

   Exhibit Number             Description of Document

         31.1 Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      Reports on Form 8-K

         On May 3, 2004, we filed a Form 8-K under which we reported, under Item 4, a change in our certifying accountant.

         On May 5, 2004, we filed an amended Form 8-K under which we provided, under Item 7, historical financial statements of Nexvu Technologies, LLC, and pro forma financial statements in connection with the merger between us and Nexvu Technologies, LLC that occurred on January 28, 2004.

         On May 13, 2004, we filed an amended Form 8-K relating to the change in our certifying accountant originally reported in the Form 8-K filed on May 3, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                     CAPITAL GROWTH SYSTEMS, INC.


                                     BY: /s/ Scott Allen
                                         ---------------------------------------
                                         Scott Allen, Chief Executive Officer
                                         and Chief Financial Officer

Dated:  August 23, 2004