Form 10KSB/A
period 2003-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-08-26
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Florida                                             65-0953505
 ------------------------------                         ----------------------
 (State other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                         Identification Number)


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No[X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $0

         The issuer is unable to calculate the aggregate market value of voting stock held by non-affiliates as of a recent date because the issuer is not aware of any market for its shares of common stock.

         As of July 15, 2004, the issuer had outstanding 15,965,754 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                   PAGE
                                                                                                   ----
Item 1.  Description of Business ..............................................................       5

Item 2.  Description of Property ..............................................................      15

Item 3.  Legal Proceedings ....................................................................      15

Item 4.  Submission of Matters to a Vote of Security Holders ..................................      15

Item 5.  Market for Common Equity and Related Stockholder Matters .............................      15

Item 6.  Management's Discussion and Analysis or Plan of Operation ............................      17

Item 7.  Financial Statements .................................................................      21

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure ...........................................................................      21

Item 8A. Controls and Procedures ..............................................................      22

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act ....................................................      22

Item 10. Executive Compensation ...............................................................      25

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters ..................................................................      28

Item 12. Certain Relationships and Related Transactions .......................................      30

Item 13. Exhibits and Reports on Form 8-K .....................................................      32

Item 14. Principal Accountant Fees and Services ...............................................      35

                    CAUTIONARY NOTE REGARDING FORWARD LOOKING
                                   STATEMENTS

         This amended report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled "Business" and "Management's Discussion and Analysis or Plan of Operation." These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

         In some cases, you can identify forward-looking statements by terms such as "may," "should," "could," "would," "expects," "plans," "anticipates," "believes," "estimates," "projects," "predicts," "potential" and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading "Factors Affecting Future Performance." These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

BACKGROUND

         Capital Growth Systems, Inc. was organized as a Florida corporation on September 29, 1999. We are a developmental stage company and had no revenue through December 31, 2003. From our inception through December 31, 2003, our activities were limited to actions related to our organization and the preparation of the documents necessary for us to be registered with the Securities and Exchange Commission. During this period, we operated as a "shell" company conducting virtually no business operations, other than our efforts to seek a merger partner or acquisition candidate. Throughout this period we had no full time employees and owned no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business, which we will refer to as a "target business," which desired to utilize our status as a reporting company under the Securities Exchange Act of 1934.

         On January 28, 2004, we effectuated a business combination by entering into an Agreement and Plan of Merger whereby we acquired 100% of the ownership of Nexvu Technologies, LLC, a Delaware limited liability company, which we will refer to as "Nexvu," by merging it in a forward triangular merger with our wholly-owned subsidiary, Nexvu MergerSub, LLC, a Delaware limited liability company. Nexvu was originally formed on February 28, 2002 under the name of Siegler Technology & Development, L.L.C. to develop and market software and hardware products and solutions for communication networks. It changed its name to "Nexvu, LLC" on January 29, 2003, and to "Nexvu Technologies, LLC" on October 22, 2003.

         Craig Siegler organized Siegler Technology & Development and therefore is considered Nexvu's promoter. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, acted as the manager of Nexvu from its inception through June 2003. See the information under the caption "Nexvu Technologies, LLC" in Item 12 of this Form 10-K/A. Mr. Siegler's only current relationship with us is as the beneficial owner of over 5% of our common stock. See the information under the caption "Beneficial Ownership" in Item 11 of this Form 10-K/A.

         As a result of the above merger, the owners of Nexvu became the majority owners of our company and Nexvu became the surviving company for financial statement purposes. We serve as Nexvu's holding company. Accordingly, references in this report to "we, us or our" are to Capital Growth Systems, Inc. or Nexvu. We will refer to Nexvu as a separate entity only where necessary, such as in the discussion of the business combination below. Nexvu is engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems and applications.

         The consummation of the business combination was simultaneous with our closing on the proceeds of a private placement of our common stock, thereby affording Nexvu ready access to in excess of $5,000,000 of capital, while avoiding what it might deem to be the adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various federal and state securities laws governing initial public offerings.

         The address of our website is www.nexvu.com. The information in, or that can be accessed through, our website is not part of this report.

BUSINESS COMBINATION

         The form of the business combination with Nexvu was a merger in which we issued 8,558,500 shares of our common stock in exchange for 100% of the membership interests in Nexvu. In addition, pursuant to a loan conversion agreement, we issued:

         o an additional number of shares of our common stock needed to convert the amount of new bridge loans funded by Nexvu members from November 15, 2003 through the merger closing into shares of our common stock at a conversion price of approximately $0.95 per share, for a total of 577,500 shares; and

         o warrants expiring December 31, 2006 to purchase our common stock at $1.35 per share based upon 50% warrant coverage with respect to all bridge loans funded, for a total of 288,750 warrants.

         The merger agreement also required a simultaneous closing of the issuance of a private offering for our common stock of not less than $2,000,000, up to a maximum of $7,000,000, subject to increase in our sole discretion, at $1.35 per share, and the conversion of bridge loan principal amounts to equity so that we would own 100% of Nexvu, which would be substantially debt free as of the merger closing. We subsequently approved an increase in the maximum amount of the private offering and raised a total of approximately $7,700,000 from the sale of our common stock in the offering. The private offering closed on April 15, 2004.

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

         The consideration for this transaction was arrived at arms-length negotiations between Nexvu and us. In connection with the merger we changed our fiscal year end from May 31 to December 31, which is the fiscal year end of Nexvu.

INDUSTRY BACKGROUND

         We believe that there has been a shift in the way organizations view, use, and purchase IT performance management tools that will have a long-term impact on the overall competitive environment for these markets. Technologies providing fault identification, fault isolation and network management are examples of these tools.

         We believe there is an industry trend that will continue to place pressure on organizations that rely on these technologies for revenue streams, with increasing demand for products in a new, emerging market - that of application performance management and monitoring.

         The International Standards Organization outlines the primary functions of network management systems as being focused on the five conceptual areas, also known as "FCAPS":

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

         4. Performance Management. Performance management tools are used to recognize current or impending performance issues that can cause problems for users. Activities include the monitoring and maintenance of acceptable performance and the collection and analysis of statistics critical to performance.

         5. Security Management. Security management encompasses the activities of controlling and monitoring access to the network and associated network management information. This includes controlling passwords and user authorization and collecting and analyzing security or access logs. The goal of a network management system is to provide this functionality in a concise manner that views the entire network as one homogeneous entity.

         A new component of the performance management field is application performance management. This market is focused on delivering solutions designed to resolve performance issues for business applications and systems.

OUR PRODUCTS

         We have developed a suite of software application performance management tools and products which address a chronic problem facing companies today: how to measure and ensure that a company's hardware, software and telecommunications equipment provide the intended functionality and speed. As businesses continue to increase their delivery of information along their networks, between their core data centers, their diverse branch locations, commonly known as the "edge" of the network, and among the multiple computers residing at the "edge," the performance of the equipment and software programs running the equipment is often impaired, causing frequent and sometimes severe interruptions in the way business is transacted.

         We believe we have established a relatively low cost means of significantly improving the ability to transact business at the "edge." Our principal product is a small box loaded with our proprietary software, which is installed in the telephone equipment closet at a customer's location, as well as its core data centers. The box monitors up to 3,200 different applications over the customer's network and sends an "alert" message every time the application is not running within an acceptable level of performance. This enables the customer to identify that a problem exists and to pinpoint the cause of the problem, often before the "crash" of the application occurs.

         On June 30, 2003, we introduced our performance management solution, the Nexvu Application Performance Management System 2.0, also known as the "Nexvu Manager System." We have worked with several companies functioning as beta testers throughout the design phase of the product. They have been instrumental in providing input as it relates to business problems, particularly industry-specific challenges that need to be met today and in the future.

         In August of 2003, we received our first purchase order for the Nexvu Manager System from our first paying customer, Bally's Total Fitness. This initial order of five Nexvu appliances and one Nexvu command center appliance is the first of a larger rollout that we hope to deploy across Bally's entire infrastructure of over 400 fitness centers. We have not signed any agreements to install any of our equipment in these Bally's locations. Although we had only one order as of December 31, 2003, we do not believe that our business model will result in our having significant reliance on any individual customer in the future.

         The Nexvu Manager System has two major components - the Nexvu Manager Appliance and the Nexvu Command Center Appliance. The Nexvu Manager Appliance is considered the nerve center of the Nexvu Application Performance Management System. Residing at the customer's remote location, the Nexvu Manager Appliance collects management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once this information is collected, the Nexvu Manager Appliance assesses the information looking for performance trends, or in the case of an outage, deducing the root cause of the outage and providing network operators with information that can be acted upon.

         The Nexvu Manager Appliance is engineered for highly distributed environments and is designed to be easy to deploy and operate. Our software is loaded directly into a two rack-unit device weighing less than seventeen pounds, which can be installed by non-technical personnel. Additionally, the Nexvu Manager Appliance contains a series of restoration-based tools that provide network operators and field personnel the ability to restore an outage without dispatching technical resources to the site. Specifically, these tools enable IT service personnel to access and communicate with our appliance, whether there is a network connection or not. Once connected to our appliance, service personnel can utilize an analyzer included in the appliance to evaluate potential problems and take action to resolve many problems remotely. The Network Manager appliance includes a modem for remote dial-in and a terminal server for alternate connection to the network in the event that the network is unavailable. It also allows "packet capture," which allows IT personnel to understand what network components and services are working in a troubled environment.

         Information is transmitted to users by the Nexvu Command Center Appliance, which is responsible for managing all Nexvu Manager Appliances throughout the customer's environment. This includes initialization, configuration, upgrading and monitoring. The customer typically will have one Nexvu Command Center Appliance for approximately every 500 Nexvu Manager Appliances. As a self-contained two rack-unit appliance, the Nexvu Command Center Appliance can be easily installed in the data center or network operations center without advanced technical support.

         We plan to introduce a set of products that are complementary to the Nexvu Management System that provide customers with deeper insight into their operating environment.

PRODUCT FEATURES

         The Nexvu Manager System is designed to apply the critical functions of application performance management at the increasingly important remote/branch locations of a company. We believe that the following features will prove beneficial to information technology departments:

         o        Comprehensive application-level data collection;

         o Real-time performance analysis at the site level, ensuring minimal impact to wide area network bandwidth;

         o Out-of-the-box support for over 800 protocols, such as SAP and Oracle and over 3200 applications, including voice/video over IP, IPSEC and Cisco ISL;

         o Performance notification to management to ensure minimal impact on business operations;

         o Advanced security framework to reduce the risk of security breaches;

         o "Turn-key solutions," which are easy to deploy and operate, to be readily installed at remote locations by non-technical personnel, yet centrally managed;

         o Cost-effective solutions designed for deployment at thousands of remote locations where the risk and cost of downtime is increasingly high;

         o New technology solutions integrating performance and fault management leveraging the data capture and trend analysis across each system;

         o Architecture that supports the integration of third party tools to leverage existing technology investment;

         o Built-in recovery tools accessible both in-band and out-of-band through dial-up; and

         o System architecture designed for international deployment through the use of language catalogs.

SALES AND MARKETING

         Target Markets. We have targeted Fortune 2000 companies with highly distributed operating environments comprised of hundreds to thousands of remote locations with thousands of application users. We intend to focus on a subset of the Fortune 2000 market within the retail, call center, insurance, banking and health care industries. Future product offerings are expected to address vertical industry solutions that will more comprehensively meet the needs of each company, resulting in additional sales and increased penetration targeted for each segment. We believe that these industry segments offer the greatest immediate opportunity based on direct feedback from customers and suppliers relative to the challenges they face, with each location critical to the business. It is imperative to ensure the application performance, availability and usability in these locations based on their mission-critical business activity, which includes the following:

         o Customer transactions, such as in retail stores and branch banks, where customer revenue and customer satisfaction may be affected.

         o Transaction processing locations, such as in insurance companies or call centers, where customer satisfaction and productivity may be affected.

         o Communication transactions, such as for fire and police services, where safety/lives are affected.

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

         Sales Approach. We have determined that a two-tiered approach that focuses on high-end enterprise businesses in one effort and mid-sized enterprises in another effort will help allow us to penetrate our target market effectively. We therefore intend to carry forward with this two-tiered approach in our attempt to increase both short-term revenues and long-term sources of revenue. We will focus on selling our product to the high-end enterprise business through a direct sales force.

         We intend to utilize a channel approach to penetrate the mid-sized businesses. The channel approach will allow value-added resellers, or "VARs" to market and sell our product to end users. VARs will receive a discount of up to 30% on the cost of our product. We anticipate that our VARs will be businesses that focus only on high-end technology products and provide integrated systems and networking products to mid-size companies and networks across the nation. We currently have agreements with the following five VARs: Continental Resources, Gee Communications, Meridian IT Solutions, Hartford Computer Group and Next Step Technology.

         Our revenues will be generated from three major sources:

         1. Sales of licenses for our software and related cost of the hardware appliance,

         2.       Maintenance contracts for our software licensing agreements;
                  and

         3. Professional services for consulting on related information technology infrastructure issues.

         Additionally, we may develop a subscription-based product which may include revenue from all three of the above sources for an ongoing monthly fee.

SUPPLIERS AND INSTALLATION

         We plan to outsource non-strategic elements of our operations to bring our products to market quickly, maximize return on investment and minimize risks from exposure to unrelated operations unrelated to our core business. We plan to focus on developing strong products, selling them into the marketplace and establishing partnerships with organizations that can help accelerate the adoption of our solutions.

         Suppliers. We have no direct manufacturing requirements. Our software is designed for installation on any Intel-based server. Although the hardware server appliance can be any Intel based server, we are presently utilizing Gateway as our primary appliance supplier and Hartford Computer Group as a secondary supplier.

         Installation. We have designed our products so that they may be installed by customers ensuring minimal disruption to the customer's business. Installations can be done by non-technical personnel with minimal assistance. However, we expect to establish partnerships with industry-leading professional services firms to accommodate any unique customer requirements.

COMPETITION

         The market for our products and services is highly competitive. There are a number of publicly-held companies in the application performance management market with which we compete. There is no assurance that we will be able to effectively compete in this market. Prospective competitors vary in size and in the scope and breadth of the products and services offered. Many of our potential competitors have a number of significant advantages, including a longer operating history, preferred vendor status with our potential customers, more extensive name recognition and marketing power and significantly greater financial, technical, marketing and other resources which would give them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements. We may not be able to maintain or expand our revenue base if competition increases and we are unable to respond effectively.

         There are several organizations and companies who have combined many application performance management functions into products and solutions that have traditionally operated profitably. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management into their products:

         o     Network Associates               o     Apogee Networks

         o     Netscout                         o     Compuware

         o     Concord Communications           o     Micromuse

         o     Agilent                          o     Tavve Networks

         o     Acterna                          o     Niksun

         o     Wildpackets                      o     Candle Communications

         o     Network Instrument               o     Lucent


         Many of the application performance management products are developed, marketed and sold by the following organizations:

         o     Mercury Interactive              o     Netiq

         o     Cisco                            o     Concord Communications

         o     NetQOS                           o     Compuware

SEASONAL TRENDS

         Seasonal purchasing trends for technology capital spending may cause our quarterly operating results to fluctuate. Typically, a disproportionate amount of technology spending occurs during the fourth quarter of a calendar year, with a significant drop-off in spending usually occurring in the first quarter of a calendar year.

RESEARCH AND DEVELOPMENT

         During the fiscal years ended May 31, 2003 and May 31, 2002, and the seven-month period ended December 31, 2003, we did not expend any funds on research and development activities. During the fiscal years ended December 31, 2003 and December 31, 2002, Nexvu spent $2.4 million and $1.1 million, respectively, on research and development activities. Research and development costs include cost of developers and system engineers, as well as marketing, administration and overhead costs during this developmental stage. These costs are not directly borne by customers, but rather are inherently built into the pricing to our customers.

PATENTS AND PROPRIETARY TECHNOLOGY

         We have proprietary technology and confidential software code. All of the software used in our products has been developed by a product development team of eight individuals as well as by our Chief Technology Officer, Rory Herriman, except for the software in one component, which was developed by a third party. With respect to this software, we have entered into a software licensing agreement with this third party under which we acquired a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. As of the date of this Form 10-KSB, we have yet to file any patent applications for our product.

EMPLOYEES

         As of December 31, 2003, we had no full time employees. As of the date of this report, we have 20 full-time employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support and customer support. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.

FACTORS AFFECTING FUTURE PERFORMANCE

         The following are important factors which relate to our business:

         Risk of Delayed Development of Application Performance Market. Our ability to achieve significant revenues is dependent in large part on companies' recognizing the need for and allocating portions of their technology budget to application performance management products. It is possible that the application performance management market will not grow appreciably, or that it will not grow fast enough to allow us to recognize significant revenues. We depend on a relatively rapid acceptance of application performance management products to a greater extent than companies with greater resources, and if they are not rapidly accepted our financial condition would likely deteriorate quickly.

         Risks of Product Obsolescence, Failure to Develop New Products and Size of Business. We expect that the market for our products will be characterized by rapidly changing technology and new product introductions. Our success will depend, in part, upon our continued ability to provide products with the advanced technological qualities desired by our customers, to enhance and expand our existing product offerings and to develop in a timely manner new products that achieve market acceptance. Any failure or delay in accomplishing these goals could impair our ability to achieve our revenue goals and attain profitability. In addition, current competitors or new market entrants may develop new products with features that could adversely affect the competitive position of our products.

         Competition in our industry is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our products. Although we are exploring the possibility of patenting certain of our technology, there can be no assurances that patent protection can be attained, that if attained it is enforceable or that there are not other ways to engineer around our proprietary technology. Additionally, there can be no assurances that we will be able to successfully develop the next generation of products necessary to establish market leadership.

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

         Third parties could allege that we have infringed on their patents and proprietary rights. If infringement is alleged, there is no assurance that we would prevail in any such challenge, or that if such challenge is successful, that we will be able to obtain a license to use the technology on acceptable terms. Similarly, competitors may seek to either design around or willfully infringe our technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property.

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

         The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could reduce Internet usage. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, the demand for our products and our revenue may suffer.

         Need for Additional Capital. Over time, we may need to procure additional financing, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing. There can be no assurance regarding the availability or terms of additional financing we may be able to procure over time. Any future debt financing or issuance of preferred equity by us could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of the then existing owners' proportionate equity interests in us.

         Dependence on Nexvu Management. Our success depends to a significant degree upon the continuing contributions of our key management: Scott Allen, our CEO and CFO, Rory Herriman, our CTO, and Robert T. Geras, our Chairman. The loss of any of these individuals could prevent us from being able to execute our business plan.

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

HOLDERS

         As of July 31, 2004, there were approximately 202 holders of record of our common stock.

DIVIDENDS

         We have not paid any cash dividends since our inception, and our board of directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

Capital Growth Systems, Inc.

         On October 1, 2003, we entered into a Subscription Agreement with Grander, LLC, d/b/a Capital Strategies Group, an Illinois limited liability company under which Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander's funding of certain of our operational requirements. The offering price of the shares purchased was $13,000, for a purchase price of $0.054 per share of our common stock. Mr. Lee Wiskowski, a director of ours, is the sole member of Grander. In connection with the issuance to Grander we relied upon the exemption from registration available under
Section 4(2) of the Securities Act of 1933, as amended. Mr. Wiskowski, as a director of ours, had complete access to information regarding us.

         On January 28, 2004, we issued a total of 8,558,500 shares of our common stock in connection with a merger between Nexvu Merger Technologies, L.L.C. into our wholly-owned subsidiary, Nexvu Mergersub, L.L.C. These shares were issued in consideration for the membership interests in Nexvu, which were considered to have a value of approximately $11.5 million. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. Nexvu had a relatively small number of members, all of whom had access to information about Nexvu and the merger.

         In addition, on January 28, 2004 under a loan conversion agreement, we issued: 577,500 shares of common stock, the amount necessary for the conversion of bridge loans funded by Nexvu members and outstanding prior to the merger, into shares of our common stock at $0.9523809 per share, or approximately $550,000 in total; and warrants expiring December 31, 2006 to purchase common stock at $1.35 per share based upon 50% warrant coverage with respect to all bridge loans funded, for a total of 288,750 warrants. Also on January 28, 2004, we sold 26,250 shares to Robert Gold, an accredited investor, at the same price at which the bridge loans were converted. This individual did not receive warrants to purchase common stock. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. All of the investors receiving shares or warrants in these offerings were members of Nexvu and therefore had access to information about Nexvu and the merger.

         Between December 2003 and April 2004, we raised a total of $7,605,230 in the private offering of 5,633,504 shares of our common stock. This offering was made in reliance upon the exemption from registration available under
Section 4(2) of the Securities Act and Rule 506 of Regulation D. All investors in the offering were accredited as defined in Regulation D.

         No general solicitation or advertising was employed in connection with any of the above sales of unregistered securities.

Nexvu Technologies, LLC

         On June 27, 2003, Nexvu issued a total of 2,837,950 Class A membership interests to Craig Siegler, the promoter of Nexvu, in consideration for advances totaling $1,028,401 made by Mr. Siegler to Nexvu during the period from the inception of Nexvu on February 28, 2002 through June 27, 2003. Between June and September 2003, Nexvu issued a total of 5,619,375 of Class B member interests for total consideration of $1,825,000. In September and December 2003, Nexvu issued a total of $1,725,000 in convertible promissory notes to accredited investors. The notes were convertible into a total of 5,311,465 Class B membership interests in Nexvu. Promissory notes having a principal value of $1,175,000 were converted into Class B membership interests shortly before our merger with Nexvu. Promissory notes having a principal value of $550,000 were converted into shares of our common stock in the merger. Nexvu also issued warrants to purchase a total of 638,889 membership interests to the purchasers of the convertible notes.

         All of the above issuances of securities were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act and Rule 506 of Regulation D. All investors were accredited as defined in Regulation D. No general solicitation or advertising was employed in connection with any of the above sales of unregistered securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

BACKGROUND

         As of December 31, 2003, we were a development stage company that had conducted virtually no business operations, other than our efforts to effect a business combination. On January 28, 2004, we completed a merger under which Nexvu became a subsidiary of ours. As a result of the merger, the owners of Nexvu became the majority owners of our company, which resulted in the transactions being deemed a reverse acquisition for accounting purposes. Under this treatment, Nexvu became the surviving company for financial statement purposes. Our net assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as we were a public shell company acquiring a privately-held company, no goodwill was reported. In future periods, the historical financial statements of Nexvu, the operating company, will be the historical financial statements of the combined company, with our accumulated deficit eliminated as of the merger date.

         As a result of this merger, this Management's Discussion and Plan of Operation contains information on both us and Nexvu.

PLAN OF OPERATION - CAPITAL GROWTH SYSTEMS, INC.

         Through December 31, 2003, we were a development stage company conducting virtually no business operations, other than our efforts to effect a business combination with a target business which we considered to have significant growth potential. As of December 31, 2003, we had neither engaged in any operations nor generated any revenue or cash flow. As a result of the merger with Nexvu, we intend to carry out our plan of business as discussed above in Item 1 of this Form 10-KSB/A.

         We incurred expenses of professional fees of $8,870 during the transition period ended December 31, 2003 and $21,361 during the fiscal year ended May 31, 2003. As of December 31, 2003, we were not in a position to meet our cash requirements for the next fiscal year as we did not generate any cash revenue or receive any type of cash flow through December 31, 2003. After the end of the transition period, our capital resources increased as the result of our completion of a private offering in April 2004. Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances as of December 31, 2003, and the proceeds from our private offering in 2004 will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next 12 months.

OVERVIEW - NEXVU TECHNOLOGIES, LLC

         The following discussion and analysis is based on the financial statements of Nexvu alone, without giving effect to the merger which occurred on January 28, 2004, as of the dates and for the periods presented in the financial statements. This discussion and analysis should be read in conjunction with the financial statements and related notes for Nexvu included at the end of this Form 10-KSB/A.

         Through December 31, 2003, Nexvu was a development stage company engaged in the development and sale of application performance management software and related services to large and mid-sized companies for use in connection with their computer network systems and applications. Nexvu has been in existence since February 28, 2002. To date, Nexvu's operations have been focused on developing its proprietary software so that it can be marketed to the target audience. From inception through December 31, 2003, total expenses incurred were $3,823,577, with the majority of the expenses arising from salaries and related tax benefits, consulting fees and occupancy costs. In late 2003, Nexvu closed its first product sale in the amount of $59,027. This was the only revenue generated by the company through December 31, 2003.

RESULTS OF OPERATIONS - NEXVU TECHNOLOGIES, LLC

Comparison of 12 months ended December 31, 2003 Compared to 10 months ended December 31, 2002

         Nexvu's revenues for the twelve months ended December 31, 2003 of $59,027 represent the sale of the company's application performance management tool, including the software and related appliance that the software runs on, to its first customer. Nexvu's product was installed at a facility of a customer utilizing it on a pilot basis. The customer subsequently made the decision to purchase the product. Cost of goods sold represents the hardware appliance portion of the product which was sold, as well as costs associated with purchasing pilot appliances for the sales process. These pilot appliances comprised the majority of the cost of goods sold and were purchased to demonstrate the product to potential customers. Nexvu does not expect to require additional pilot appliances in the future, because the existing appliances can be re-used and installed at different customer locations.

         The following table sets forth Nexvu's operating expenses for the year ended December 31, 2003 and ten months ended December 31, 2002. This data should be read in conjunction with the financial statements included at the end of this Form 10-KSB/A. The figures for 2002 cannot be directly compared to the 2003 figures because the 2002 figures represent only a ten month period.

                                            12 MONTHS                             10 MONTHS
                                               ENDED           PERCENTAGE            ENDED          PERCENTAGE
                                              DECEMBER          OF TOTAL           DECEMBER          OF TOTAL
                                              31, 2003          EXPENSES            31, 2002         EXPENSES
                                           ---------------   ---------------    ---------------   ---------------
OPERATING EXPENSES

Salaries, benefits and payroll taxes       $     1,752,091              72.4%   $       882,003              78.3%

Marketing and advertising                            7,941               0.3%                 -               0.0%

Occupancy                                          120,508               5.0%            38,725               3.4%

Professional fees                                  264,599              10.9%            67,121               6.0%

Depreciation and amortization                       84,395               3.5%            39,075               3.5%

Telecommunications                                  36,438               1.5%            18,421               1.6%

Travel and entertainment                            93,047               3.8%            27,294               2.4%

General expenses                                    61,326               2.5%            54,278               4.8%
                                           ---------------             ------   ---------------             ------

TOTAL EXPENSES                             $     2,420,345             100.0%   $     1,126,917             100.0%
                                           ---------------             ------   ---------------             ------

         The majority of Nexvu's expenses are derived from salaries, benefits and payroll taxes. Accordingly, the increase in total expenses from the ten months ended December 31, 2002 to the twelve months ended December 31, 2003 was primarily due to the increase in the number of Nexvu's full-time employees. The employees added were sales, marketing, customer support and management personnel. Professional fees represent programmer consulting fees as well as legal and accounting fees. The increase in professional expenses from the ten months ended December 31, 2002 to the twelve months ended December 31, 2003 represents additional contract programmers and higher legal costs associated with organizational strategies in the company. Occupancy costs rose to support the corporate headquarters in Schaumburg, IL as well as office space utilized in Champaign, IL, which houses the programmers. Depreciation and amortization increased to reflect purchases made during 2003 and the annualized effect of capital expenditures made in 2002.

LIQUIDITY AND CAPITAL RESOURCES - NEXVU TECHNOLOGIES, LLC

         Nexvu has historically met its liquidity needs through loans from individuals and through member contributions. As of December 31, 2003, total cash on hand was $616,880 compared to $0 as of December 31, 2002. Total debt as of December 31, 2003 was $735,000. As a result of the January 28, 2004 merger between Nexvu and us, Nexvu is now a wholly-owned subsidiary of ours. Information on our liquidity and capital resources is included under the caption "Plan of Operation - Capital Growth Systems, Inc." above.

         The following table summarizes Nexvu's future contractual obligations as of December 31, 2003:

                                     Total            2004               2005       2006 & beyond
                                 -------------   -------------      -------------   -------------
      Debt:                      $     735,000   $     735,000(1)              --              --
      Operating Leases           $     154,485   $      76,265      $      78,220              --
      Minimum Royalty
        Payments                 $     500,000   $      50,000      $      75,000   $     375,000

(1) $185,000 of this balance was repaid, and the remaining $550,000 balance converted to equity, during the 1st quarter of 2004.


CRITICAL ACCOUNTING POLICIES - NEXVU TECHNOLOGIES, LLC

         Revenue Recognition. Nexvu generates revenue from licensing its software, selling hardware to run its software, and the provision of services. Nexvu recognizes revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, Nexvu recognizes revenue upon meeting each of the following criteria:

   o Existence of persuasive evidence of an arrangement, generally consisting of a purchase order, license agreement or other contract.

   o Delivery of the product and authorization keys, delivery is generally considered to have occurred when the customer is provided with Nexvu's software and hardware and the authorization keys needed to activate the software.

   o Fee is fixed and determinable, which is considered to be the case when the fee is not subject to subsequent refund or adjustments.

   o     Collection is probable.

         Nexvu defers maintenance revenue and recognize it ratably over the maintenance term. Nexvu defers consulting and training billings and recognize them as those services are performed.

         Income Taxes. Nexvu is organized as a limited liability company. Through December 31, 2003, all losses were the responsibility of the members. Neither income taxes nor the benefits relating to net losses are reflected in the accompanying financial statements.

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

OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2003

NAME                   AGE           POSITION
----                   ---           --------
Lee Wiskowski          37            Director, President, Chief Executive
                                     Officer and Chief Financial Officer

Douglas Stukel         34            Director, Secretary and Treasurer

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

         Robert T. Geras. Mr. Geras has served as our Chairman of the Board since the completion in January 2004 of our merger with Nexvu Technologies, LLC, which is described under the caption "Business Combination with Nexvu Technologies, LLC" in Item 1 of this Form 10-KSB/A. Mr. Geras served as the Chairman of Nexvu Technologies from June 2003 through the date of the merger. Mr. Geras's sole occupation for the last five years has been as a private investor. Among the companies in which Mr. Geras has been an early-stage investor is Merge Technologies, Inc., a public company included in the Nasdaq National Market which provides eHealth connectivity products for medical imaging and other clinical information. Mr. Geras is a director of Merge Technologies. Mr. Geras has also served as a director and/or early-stage investor in VideoHomeTours, a provider of visual content management and marketing services for large brokerage firms; ShowingTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

         Scott Allen. Mr. Allen has served as a director and our Chief Executive and Chief Financial Officer since the completion in January 2004 of our merger with Nexvu Technologies, LLC. Mr. Allen also served as the Chief Executive Officer and President of Nexvu Technologies from July 2003 through the date of the merger. Between October 2001 and June 2003, Mr. Allen served as the Vice President, Product Management for the Sniffer Technologies division of Network Associates, Inc. a software company specializing in computer security. In this position, Mr. Allen was responsible for formulating product direction and strategy for network and protocol analysis products. From January 2000 to October 2001, Mr. Allen served as the Director of World Wide System Engineers and Professional Services, and in this position had responsibility for engineering network and protocol analysis products and for consulting engagements. From March 1998 to January 2000, Mr. Allen served as the System Engineer Manager of the West region, where he had similar responsibilities within a specific region.

         Rory Herriman. Mr. Herriman has served as a director and our Chief Technology Officer since the completion of our merger in January 2004 with Nexvu Technologies, LLC. Mr. Herriman served as the Chief Technology Officer of Nexvu Technologies from May 2002 through the date of the merger. From December 1997 until May 2002, Mr. Herriman served as the Senior Director of Technology Architecture and Engineering at Sears, Roebuck & Company, where he defined and executed enterprise-wide technology strategies in the areas of telecommunications, networking and computing.

         Douglas Stukel. Mr. Stukel has served as a director of ours since August 2003. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in our company. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel's responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients.

         Lee Wiskowski. Mr. Wiskowski has served as a director since the completion of our merger with Nexvu Technologies, LLC. From August 2003 through the date of the merger, Mr. Wiskowski served as our Chief Executive Officer, Chief Financial Officer, President and as a director. Since December, 2002, Mr. Wiskowski has been engaged in the advisory and consulting business through Grander, LLC, and Momentum Capital, LLC, both privately held advisory and consulting firms. As a co-founder of Grander, LLC and Momentum Capital, LLC, Mr. Wiskowski's responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. From May 1999 to May 2001, Mr. Wiskowski was associated with Advanced Equities, Inc., a broker-dealer. Mr. Wiskowski acted as the President of Advanced Equities from June 1999 through March 2001.

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

CAPITAL GROWTH SYSTEMS, INC.

         Through December 31, 2003, neither of our directors or officers had received any salary or other compensation of any kind, other than reimbursement for out-of-pocket expenses incurred on our behalf, and we did not have any employment agreements with them.

         As a result of the merger with Nexvu, we will compensate our directors and officers for their services to us. The Agreements we have entered into to date with our executive officers are discussed below. However, we presently have no formal agreement or arrangements in place regarding compensation for our directors or officers, except as described below.

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

NEXVU TECHNOLOGIES, LLC

      The following table sets forth information with respect to the total annual compensation paid by Nexvu Technologies, LLC to its Chief Executive Officer and each of its other executive officers whose total cash compensation for the year ended December 31, 2003 exceeded $100,000:

                    SUMMARY COMPENSATION TABLE

                                         ANNUAL COMPENSATION   LONG-TERM COMPENSATION
                                         -------------------   ----------------------
                                                                NUMBER OF MANAGING
NAME AND PRINCIPAL POSITION       YEAR         SALARY            MEMBER INTERESTS
------------------------------   ------      ----------         ------------------
Craig Siegler (1)                  2003      $   50,000

                                   2002

Scott Allen                        2003         135,000           772,092(3)
Chief Executive and Chief
Financial Officer (2)

Rory Herriman                      2003         150,000           901,953(6)
Chief Technology Officer (4)       2002(5)       81,250

(1) Mr. Siegler, who controlled the company that acted as the manager of Nexvu Technologies from its inception in February 2002 through June 2003, effectively acted as the company's chief executive officer during this time. Beginning in July 2003, Mr. Siegler provided consulting services for a one-year period for a fee of $50,000 per year.

(2) Mr. Allen was employed by Nexvu effective July 2003. Mr. Allen's employment agreement with Nexvu Technologies called for various options to acquire Class B interests upon achieving certain targets, which were not met. The employment agreement was superseded by a new agreement with us in 2004.

(3) Consists of 212,093 managing member interests granted to Mr. Allen in connection with the signing of his employment agreement, and 559,999 interests granted to Mr. Allen in October 2003 as part of a discretionary award made by the manager of Nexvu Technologies to various employees and service providers. Holders of the managing member interests had no interest in the company other than the right to share in its profits, if any, after the payment of preferred returns to other holders. The managing member interests were deemed to have only nominal value at the time of grant. The 772,092 interests owned by Mr. Allen were converted into a total of 161,178 shares of our common stock in connection with the merger between us and Nexvu Technologies which occurred on January 28, 2004.

(4) Mr. Herriman was employed by Nexvu effective May 2002.

(5) Nexvu Technologies, LLC was organized on February 28, 2002.

(6) Consists of managing member interests granted to Mr. Herriman in October 2003 as part of a discretionary award made by the manager of Nexvu Technologies to various employees and service providers. Holders of the managing member interests had no interest in the company other than the right to share in its profits, if any, after the payment of preferred returns to other holders. The managing member interests were deemed to have only nominal value at the time of grant. The 901,953 interests owned by Mr. Herriman were converted into a total of 188,871 shares of our common stock in connection with the merger between us and Nexvu Technologies which occurred on January 28, 2004.

EMPLOYMENT AGREEMENT

         In July, 2003, Nexvu Technologies entered into an employment agreement with Scott Allen, the company's Executive Vice President - Sales, under which Mr. Allen was entitled to a base salary of $135,000 per year. Under the agreement Mr. Allen received 212,093 managing member interests in Nexvu Technologies, subject to downward adjustment if an offering of Nexvu Technologies' planned at the time was smaller than anticipated. Half of the managing member interests were to vest on July 1, 2004, and the remaining half were to vest equally over the subsequent twelve months, except that all of the interests were to vest in the event of a change in control. For the first year of the agreement, Mr. Allen was entitled to a bonus of up to $200,000, based on Nexvu Technologies' achieving various sales goals specified in the agreement. Mr. Allen was also entitled to additional incentive compensation based on: the first purchase order received by Nexvu Technologies, if Mr. Allen was the source of the order; establishment of the company's first original equipment manufacturer, or "OEM," relationship resulting in $5,000,000 of revenue in the first year of Mr. Allen's employment; or the sale of rights to any products or technology for $5,000,000 or more, or sale of 51% or more of the company based on a valuation of the company in excess of $7,500,000. The incentive based on the purchase order was payable in cash, and the incentives based on the OEM relationship or sale of products, technology or all or part of the company were payable in managing member interests.

         Mr. Allen's employment agreement had a one-year term, and was to automatically renew for additional one-year periods unless terminated by Nexvu Technologies or Mr. Allen on written notice at least two months before expiration of the current term. Under the agreement, if Mr. Allen's employment was terminated without cause, or the agreement did not automatically renew, he was entitled to receive severance of 90 days' pay. The agreement also provided for a lump sum payment of 90 days' pay in the event of death or disability. Mr. Allen's employment agreement with Nexvu Technologies was superseded by an agreement he entered into with us in April, 2004.

CHANGE OF CONTROL

         The employment agreement of Scott Allen, Nexvu Technologies' Executive Vice President - Sales, provided that managing member interests granted to Mr. Allen, which otherwise would have vested over a two-year period, vested immediately in the event of a change of control. "Change of control" was defined in Mr. Allen's employment agreement to include a sale of all or substantially all of the assets of Nexvu Technologies or a transaction in which over 50% of the company's beneficial ownership is transferred to a beneficial owner to persons other than the owners of Nexvu Technologies, or holders of its debt, at the time the employment agreement was signed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

         The following table sets forth, as of July 31, 2004, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

   o each person known to our to be the beneficial owner of more than five percent of our common stock;

   o     each director; and

   o     all directors and executive officers, as a group.

         Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. The beneficial ownership percentages are based on 15,965,754 shares outstanding as of July 30, 2004.

                                                     AMOUNT AND NATURE OF
NAME AND ADDRESS OF BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP(1)      PERCENT OF CLASS
--------------------------------------------------   --------------------       --------------------
Robert T. Geras                                                 2,257,837(2)                   14.04%
Carl C. Greer Trust(3)                                          2,266,282(4)                   13.95%
Craig Siegler                                                   1,459,278(5)                    9.05%
David Lies                                                      1,304,375(6)                    8.11%
Balkin Family Limited Partnership(7)                            1,093,186(8)                    6.81%
Rory Herriman(9)                                                  618,871(10)                   3.77%
Scott Allen(9)                                                    591,678(11)                   3.61%
Douglas Stukel(12)                                                434,482(13)                   2.68%
Lee Wiskowski(12)                                                 325,407(14)                   2.01%
All Directors and Executive Officers as a
Group (5 persons)                                               4,228,275                      24.25%

(1) Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all common stock shown as beneficially owned by the stockholder.

(2) Includes 111,111 shares issuable upon the exercise of warrants held by Mr. Geras. Mr. Geras' business address is 55 East Erie Street, Suite 2905, Chicago, Illinois 60611.

(3) The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members. The business address of the trust is c/o Thomas Floyd, 4501 West 127th Street, Suite D, Alsip, Illinois 60803.

(4) Includes 277,778 shares issuable upon the exercise of warrants held by the Carl C. Greer Trust.

(5) Includes 162,500 shares issuable upon the exercise of warrants held by Mr. Siegler. Mr. Siegler's business address is 388 Melford Road, Deerfield, Illinois 60035.

(6) Includes 111,111 shares issuable upon the exercise of warrants held by Mr. Lies, 97,392 shares owned by Mr. Lies' wife, and 9,259 shares issuable upon the exercise of warrants held by Mr. Lies' wife. Mr. Lies disclaims beneficial ownership of shares held by his wife or issuable upon the exercise of warrants held by his wife. Mr. Lies' address is 1210 Sheridan Road, Wilmette, Illinois 60091.

(7) The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members. The address of the partnership is 1145 Green Bay Road, Glencoe, Illinois 60022.

(8) Includes 92,593 shares issuable upon the exercise of warrants held by the Balkin Family Limited Partnership.

(9) The business address of Mr. Herriman and Mr. Allen is 1100 East Woodfield Road, Suite 100, Schaumburg, Illinois 60173.

(10) Includes 430,000 shares issuable upon the exercise of options held by Mr. Herriman.

(11) Includes 430,000 shares issuable upon the exercise of options held by Mr. Allen.

(12) The business address of Mr. Wiskowski and Mr. Stukel is 875 N. Michigan Avenue, Suite 3335, Chicago, Illinois 60611.

(13) Includes 250,000 shares issuable upon the exercise of a warrant held by Mr. Stukel.

(14) Includes 72,407 shares owned by Grander, L.L.C., of which Mr. Wiskowski is the sole member, and 250,000 shares issuable upon the exercise of a warrant held by Mr. Wiskowski.

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                         NUMBER OF SECURITIES
                                                                                                         REMAINING AVAILABLE
                                                                                                         FOR FUTURE ISSUANCE
                                                                                                         UNDER EQUITY
                                     NUMBER OF SECURITIES TO BE                                          COMPENSATION PLANS
                                     ISSUED UPON EXERCISE OF           WEIGHTED AVERAGE EXERCISE PRICE   (EXCLUDING SECURITIES
                                     OUTSTANDING OPTIONS,              OF OUTSTANDING OPTIONS,           REFLECTED IN
PLAN CATEGORY                        WARRANTS AND RIGHTS               WARRANTS AND RIGHTS               COLUMN (a))
-------------                        --------------------------        -------------------------------   ---------------------
Equity Compensation Plans Approved
by Security Holders                                 --                                --                                   --
Equity Compensation Plans Not
Approved by Security Holders                         0                                --                            2,285,000*
           Total                                     0                                --                            2,285,000

* Consists of securities issuable under our 2003 Long-Term Incentive Plan for key employees, which was approved by our board of directors on December 16, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CAPITAL GROWTH SYSTEMS, INC.

         Allen Borowsky and Jeffrey Klein were considered our promoters. We initially issued a total of 931,500 shares of our common stock to a total of 41 investors, including 450,000 issued to each of Mr. Borowsky and Mr. Klein, for total consideration of $4,815.

         On October 1, 2003, we entered into a Subscription Agreement with Grander, LLC, whereby Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander's funding of certain of our operational requirements. The offering price of the shares purchased was $0.0545 per share. Total proceeds of this issuance were $13,000. Mr. Lee Wiskowski, a director of ours, is the sole member of Grander.

         On December 1, 2003, we entered into a Business and Financial Advisory Agreement with Grander, LLC. For its services, Grander and its designees have been paid a fee of $765,000 for advising us in connection with the structuring of our acquisition of Nexvu, establishment of commercial and strategic partnerships and joint ventures, development of our marketing plans, financial models, financial strategies and structuring of our private offering. The agreement terminated upon the closing of our private offering on April 15, 2004. The designees of Grander are Lee Wiskowski and Douglas Stukel, both of whom are members of our Board of Directors and the individuals who helped provide advisory services to us under the agreement.

         On March 31, 2004, we entered into Advisory Services Agreements with each of Lee Wiskowski and Douglas Stukel to provide advisory services on a going forward basis. Pursuant to the agreements, we may request Mr. Wiskowski and Mr. Stukel to provide financial advisory services in connection with mergers and acquisitions and provide analysis as to strategic alternatives. As consideration for such services, Mr. Wiskowski and Mr. Stukel were each granted a three-year warrant, exercisable at $1.35 per share, to purchase 250,000 shares of our common stock on or before March 31, 2007. Nothing contained in the agreement precludes us from engaging any other person or entity to provide us financial advisory services, provided that during the term of the agreement and for a period of six months thereafter, we are required to give Mr. Wiskowski and Mr. Stukel the right of first refusal to act as our advisor with respect to financial advisory services, so long as Mr. Wiskowski or Mr. Stukel, as the case may be, offers such services on terms no less favorable than we can obtain elsewhere.

         The warrants granted to Mr. Wiskowski and Mr. Stukel under the agreements contain a cashless exercise provision which essentially provides that upon exercise of the warrants, they have the right to either pay cash or receive "credit," as if they had paid cash, for the cancellation of a portion of their warrants with a value equal to the spread, if any, between the fair-market value of our common stock at the date of exercise and the exercise price of $1.35 per share, multiplied by the number of warrants being cancelled.

NEXVU TECHNOLOGIES, LLC

         Craig Siegler is considered its promoter of Nexvu Technologies, and owned over 5% of the company's membership interests. Upon information of Nexvu Technologies, Mr. Siegler received 90 of the company's original 100 membership interests. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, who owned over 5% of Nexvu Technologies' membership interests, acted as the initial manager of Nexvu Technologies. Under the amended and restated operating agreement for Nexvu Technologies dated as of June 27, 2003, Mr. Siegler received a one-time expense reimbursement of $15,000 from Nexvu Technologies, representing reimbursement for expenses incurred by Mr. Siegler or his affiliates from Nexvu Technologies' inception through the date of the agreement. The agreement also provided that Mr. Siegler would receive compensation at an annual rate of $50,000 for the one-year period from July 1, 2003 through June 30, 2004. Under the amended and restated operating agreement LaSalle Nexvu Manager, L.L.C., a company controlled by Robert Geras, who held owned over 5% of Nexvu Technologies' outstanding interests, became the manager of Nexvu Technologies and received compensation of $5,000 per month beginning on July 1, 2003. LaSalle Nexvu Manager had the ability to increase this compensation to $10,000 per month in its discretion if its time commitment increased substantially.

         During the period from the inception of Nexvu Technologies on February 28, 2002 through the June 27, 2003 effective date of the amended and restated operating agreement, Mr. Siegler advanced $1,028,401 to Nexvu Technologies. This amount was converted into a total of 2,837,950 Class A membership interests in Nexvu Technologies on June 27, 2003, and the original 90 membership interests issued to Mr. Siegler were canceled. In mid-January 2003, Mr. Siegler received a $160,000 loan from a private bank that was guaranteed by Nexvu Technologies, and then loaned this $160,000 to Nexvu Technologies. This $160,000 loan was repaid by Nexvu Technologies in February 2004.

         On May 20, 2003, Mr. Geras made a bridge loan to Nexvu Technologies in the amount of $150,000. The note was payable on demand, and had an interest rate of 12%. Mr. Siegler personally guaranteed this note. Mr. Geras subsequently waived the interest on the note and converted the principal amount of the note to Class B membership interests in Nexvu Technologies at a price of approximately $0.324 per interest.

         Several members of Nexvu Technologies who held over 5% of its Class B membership interests purchased convertible promissory notes from the company in September and December 2003. Each note had a one-year term and an interest rate of 8%. The notes provided that past due principal and interest would bear interest at the lesser of the maximum permitted rate or 10%. Each note was convertible into Class B membership interests of Nexvu Technologies at a rate of approximately $0.324 in principal amount for each Class B membership, and each note holder received a warrant to purchase Class B membership interests at a price of $1.35 per interest. A $250,000 note purchased by the Carl Greer Trust was automatically convertible if within 90 days of the date of the note the company both entered into a distribution agreement with a nationally recognized brand distributor of hardware products and received new purchase orders for at least $50,000 of products.

The remaining notes were convertible at the option of the lender. The dates, purchasers and amounts of these notes, along with the number of Class B interests underlying the warrants granted to each purchaser, are summarized in the following table:

                                                                                                          Class B Interests
Date               Holder                                                            Amount              underlying Warrants
--------           ------                                                          ----------            -------------------
9-9-03             Carl Greer Trust(1)                                             $  250,000                   92,593
9-10-03            Robert Geras                                                    $  300,000                  111,111
9-9-03             Balkin Family Limited Partnership(2)                            $  100,000                   37,037
12-10-03           Balkin Family Limited Partnership(2)                            $  150,000                   55,556
12-1-03            David J. Lies                                                   $  300,000                  111,111
12-1-03            Linda Lies(3)                                                   $   25,000                    9,259
12-22-03           Carl Greer Trust(1)                                             $  500,000                  185,185
                                                                                   ----------                  -------
TOTAL                                                                              $1,625,000                  601,852
                                                                                   ==========                  =======

(1) The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members.

(2) The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members.

(3)      Ms. Lies is the wife of David Lies.


         All of the above warrants converted into warrants to purchase an identical number of our shares upon the closing of our merger with Nexvu Technologies on January 28, 2004. The note purchased by the Carl Greer Trust in September 2003 automatically converted into a total of 769,777 Class B membership interests on December 30, 2003. Of the remaining $1,375,000 of notes, $862,289 was converted into a total of 2,655,082 Class B membership interests of Nexvu Technologies, and the remaining $512,711 was converted into a total of 538,347 of our shares on January 28, 2004 in connection with the merger between us and Nexvu Technologies.

         On January 28, 2004, Nexvu Technologies entered into an agreement with Mr. Siegler under which, among other things, Nexvu and Mr. Siegler executed mutual releases and Nexvu Technologies agreed to cause us to grant Mr. Siegler a warrant to purchase 162,500 shares of our common stock at a price of $1.35 per share in consideration for Mr. Siegler's release and for his employment with Nexvu Technologies. The warrants issued to Mr. Siegler had a cashless exercise provision.

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

          3.1              Articles of Incorporation of Capital Growth Systems,
                           Inc. (2)

          3.2              By-laws of Capital Growth Systems, Inc. (3)

          4.1              Registration Rights Agreement by and among Capital
                           Growth Systems, Inc. and certain shareholders of the Company dated as of December 16, 2003. (1)

          4.2              Form of Warrant to Purchase common stock of Capital
                           Growth Systems, Inc. for bridge lenders. (4)

          4.3              Form of Warrant to Purchase common stock of Capital
                           Growth Systems, Inc. for Advisory Service Agreements.
                           (4)

          4.4              Form of Warrant to Purchase common stock of Capital
                           Growth Systems, Inc. for selling shareholder. (4)

          4.5              2003 Long-Term Incentive Plan. (4)

          10.1             Indemnification Agreement by and among Capital Growth
                           Systems, Inc., Nexvu Technologies, L.L.C., Rory
                           Herriman, Douglas Stukel and Lee Wiskowski dated as of January 28, 2004. (1)

          10.2             Loan Conversion Agreement by and among Nexvu
                           Technologies, L.L.C., Robert T. Geras, Balkin Family
                           L.P, Carl Greer Trust, David J. Lies, Linda M. Lies
                           and Karen Jaimovich dated as of December 31, 2003.
                           (1)

          10.3             Second Amended and Restated Operating Agreement of
                           Nexvu Technologies, LLC.(4)

          10.4 Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Lee
                           Wiskowski. (4)

          10.5 Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Douglas
                           Stukel. (4)

          10.6             Employment Agreement dated April 26, 2004 by and
                           between Capital Growth Systems, Inc. and Scott Allen.
                           (4)

          10.7 Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Rory
                           Herriman. (4)

          10.8 Subscription Agreement dated October 1, 2003 by and between Capital Growth Systems, Inc. and Grander,
                           LLC.

          10.9             Software License Agreement dated as of August 31,
                           2002 by and between Hifn, Inc. and Siegler Technology
                           & Development, L.L.C. for MeterFlow Software.

         10.10             Software License Agreement dated as of August 31,
                           2002 by and between Hifn, Inc. and Siegler Technology
                           & Development, L.L.C. for MeterWorks Software.

         10.11             Form of Agreement between Capital Growth Systems,
                           Inc. and Value-Added Resellers

           14              Code of Ethics. (4)

           16              Letter from Salberg & Co., P.A. regarding Change in
                           Auditors. (5)

           21              List of Subsidiaries. (4)

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

          31.2             Certification of CFO Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

           32              Certification Pursuant to 18 U.S.C. Section 1350, as
                           Adopted Pursuant to Section 906 of the Sarbanes-Oxley
                           Act of 2002.

----------

(1) Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).

(2) Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).

(3) Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).

(4) Incorporated herein by reference to the Form 10-KSB filed with the Commission on May 6, 2004 (File No. 0-30831).

(5) Incorporated herein by reference to the Form 8-K filed with the Commission on May 3, 2004 (File No. 0-30831).


     (b) Reports on Form 8-K

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

DATED: AUGUST 25, 2004

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

                 SIGNATURE                                         TITLE                                      DATE
---------------------------------------      ------------------------------------------------------     ----------------
/s/ Scott Allen                              Director, Chief Executive Officer, And Chief Financial
---------------------------------------      Officer                                                     August 25, 2004
Scott Allen

/s/ Robert T. Geras
---------------------------------------      Chairman Of The Board Of Directors                          August 25, 2004
Robert T. Geras

/s/ Rory Herriman
---------------------------------------      Director And Chief Technology Officer                       August 25, 2004
Rory Herriman

/s/ Douglas Stukel
---------------------------------------      Director                                                    August 25, 2004
Douglas Stukel

/s/ Lee Wiskowski
---------------------------------------      Director                                                    August 25, 2004
Lee Wiskowski

INDEX TO FINANCIAL STATEMENTS

CAPITAL GROWTH SYSTEMS, INC. CONSOLIDATED FINANCIAL STATEMENTS                                                PAGE
--------------------------------------------------------------                                                ----
Reports of Independent Certified Public Accountants                                                           F-2
Balance Sheet as of December 31, 2003 and May 31, 2003                                                        F-3
Statement of Operations for the transition period of June 1 through December 31, 2003, and, the years ended
May 31, 2003 and 2002 and from September 29, 1999 (Inception) to December 31, 2003                            F-4
Statement of Changes in Stockholders' Equity from September 29, 1999 (Inception) to December 31, 2003         F-5
Statement of Cash Flows for the transition period of June 1 through December 31, 2003, and, the years ended
May 31, 2003 and 2002 and from September 29, 1999 (Inception) to December 31, 2003                            F-6
Notes to Consolidated Financial Statements                                                                    F-7

NEXVU TECHNOLOGIES, LLC CONSOLIDATED FINANCIAL STATEMENTS                                                     PAGE
---------------------------------------------------------                                                     ----
Reports of Independent Certified Public Accountants                                                           F-13
Balance Sheet as of December 31, 2003 and December 31, 2002                                                   F-14
Statement of Operations for the year ended December 31, 2003, and the period ended December 31, 2002 and
from February 28, 2002 (Inception) to December 31, 2003                                                       F-15
Statement of Cash Flows for the years ended December 31, 2003, and the period ended December 31, 2002 and
from February 28, 2002 (Inception) to December 31, 2003                                                       F-16
Notes to Consolidated Financial Statements                                                                    F-17

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

/s/ Russell & Atkins, PLC
-------------------------
Russell & Atkins, PLC

April 28, 2004
Oklahoma City, Oklahoma

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET

                                                                 DECEMBER 31, 2003        MAY 31, 2003
                                                                 ------------------    ------------------
ASSETS

Current Assets
Cash                                                             $               --    $               --
                                                                 ------------------    ------------------
Total Current Assets                                                             --                    --
                                                                 ------------------    ------------------

Other Assets
Incorporation costs                                                              --                    --
                                                                 ------------------    ------------------
Total Other Assets                                                               --                    --
                                                                 ------------------    ------------------
TOTAL ASSETS                                                     $               --                    --
                                                                 ------------------    ------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable                                                 $           13,059    $           11,361
Advance from shareholder                                                     10,231                10,000
                                                                 ------------------    ------------------

TOTAL CURRENT LIABILITIES                                                    23,290                21,361
                                                                 ------------------    ------------------

Stockholders' Equity
Common stock, authorized 25,000,000 shares, par value $ .0001,
issued and outstanding - 1,170,000 (May 31, 2003 - 931,500)                     117                    93

Additional paid in capital                                                   19,678                 6,702
Deficit accumulated during the development stage                            (43,085)              (28,156)
                                                                 ------------------    ------------------

Total Stockholders' Equity                                                  (23,290)              (21,361)
                                                                 ------------------    ------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $               --    $               --
                                                                 ==================    ==================

The accompanying notes are an integral part of these financial Statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS


                                                                                           From
                                                                                           Inception
                                   PERIOD              YEAR              YEAR              (Sept 29,
                                   ENDED              ENDED              ENDED              1999) To
                                DECEMBER 31,          MAY 31,            MAY 31,         DECEMBER 31,
                                    2003               2003               2002               2003
                               ---------------    ---------------    ---------------    ---------------
INCOME                         $            --    $            --    $            --    $            --
                               ---------------    ---------------    ---------------    ---------------

OPERATING EXPENSES
Professional Fees                       14,929             21,361              2,504             41,860
Amortization Expenses                       --                 --                 --                 --
Administrative Expenses                     --                  1                 60              1,225
                               ---------------    ---------------    ---------------    ---------------

Total Operating Expenses                14,929             21,362              2,564             43,085
                               ---------------    ---------------

Net Loss from Operations       $       (14,929)   $       (21,362)   $        (2,564)   $       (43,085)
                               ===============    ===============    ===============    ===============

Weighted average number of
shares outstanding                   1,032,918            931,500            931,500            945,466
                               ===============    ===============    ===============    ===============

Net Loss Per Share             $          (.01)   $          (.02)   $         (.003)   $          (.05)
                               ===============    ===============    ===============    ===============


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 29, 1999 (Inception) to December 31, 2003


                                                                                                  Deficit
                                                                                                Accumulated
                                                                                Additional        During
                                                   Common Stock                  Paid In        Development
                                             Shares            Amount            Capital           Stage            Total
                                         ---------------   ---------------     ------------    -------------      ---------
Issuance of common stock                         931,500      $         93        $   4,722       $      --        $  4,815

Net loss for period                                   --                --               --          (1,659)         (1,659)
                                                 -------      ------------        ---------       ---------        --------
Balance, May 31, 2000                            931,500                93            4,722          (1,659)          3,156

Net loss for year                                     --                --               --          (2,571)         (2,571)
                                                 -------      ------------        ---------       ---------        --------

Balance, May 31, 2001                            931,500      $         93        $   4,722       $  (4,230)       $    585

Additional capital contributed                        --                --            1,980              --           1,980

Net loss for year                                     --                --               --          (2,564)         (2,564)
                                                 -------      ------------        ---------       ---------        --------
Balance, May 31, 2002                            931,500      $         93        $   6,702       $  (6,794)       $      1

Net loss for year                                     --                --               --         (21,362)        (21,362)
                                                 -------      ------------        ---------       ---------        --------
Balance, May 31, 2003                            931,500      $         93            6,702         (28,156)        (21,361)

Issuance of common stock                         238,500                24           12,976              --          13,000

Net loss - December 31, 2003                          --                --               --         (14,929)        (14,929)
                                               ---------      ------------        ---------       ---------        --------
Balance - December 31, 2003                    1,170,000               117        $  19,678       $ (43,085)        (23,290)
                                               =========       ===========        =========       =========        ========


The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                       From                                                       From
                                                      Period               YEAR                YEAR             Inception
                                                       Ended               ENDED               ENDED         (Sept 29,1999)
                                                     December 31,          MAY 31,            MAY 31,        to December 31,
                                                         2003               2003               2002               2003
                                                    ---------------    ---------------    ---------------    ---------------
Cash Flows From Operating
 Activities
Net loss                                            $       (14,929)   $       (21,362)   $        (2,564)   $       (43,085)
Adjustments to reconcile net
 loss to net cash used
 operating activities:
 Stock issued for services                                       --                 --                 --                 --
Changes in assets and
 liabilities
 Increase(decrease) in
 Accounts payable                                             1,698             11,361               (490)            13,059
                                                    ---------------    ---------------    ---------------    ---------------
                                                              1,698             11,361               (490)            13,059
                                                    ---------------    ---------------    ---------------    ---------------

Net Cash Used in Operating
 Activities                                                 (13,231)           (10,001)            (3,054)           (30,026)
                                                    ---------------    ---------------    ---------------    ---------------

Cash Flow From Financing
 Activities
Issuance of common stock                                         --                 --                 --             17,815
Increase in Advance from
 Shareholder                                                 13,000             10,000                 --             10,231
Contributed capital                                              --                 --              1,980              1,980
                                                    ---------------    ---------------    ---------------    ---------------

Net Cash Provided By Financing
 Activities                                                     231             10,000              1,980             30,026
                                                    ---------------    ---------------    ---------------    ---------------

Increase(decrease) in Cash                                       --                 (1)            (1,074)                --

Cash and Cash Equivalents -
 Beginning of period                                             --                  1              1,075                 --
                                                    ---------------    ---------------    ---------------    ---------------

Cash and Cash Equivalents -
 End of period                                      $            --    $            --    $             1    $            --
                                                    ===============    ===============    ===============    ===============

Supplemental Cash Flow
 Information
 Interest paid                                      $            --    $            --    $            --    $            --
                                                    ===============    ===============    ===============    ===============

 Taxes paid                                         $            --    $            --    $            --    $            --
                                                    ===============    ===============    ===============    ===============



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

3. GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $43,085. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to achieving a level of revenues adequate to support the Company's cost structure. Subsequent to the date of these financial statements the Company completed a merger with Nexvu Technologies, LLC and raised in excess of $7,500,000 pursuant to a common stock private placement. The resulting cash balances are expected to be more than sufficient to cover the cost of operations for the Company for 2004. See Note 5, Subsequent Events.

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

5. ISSUANCE OF COMMON STOCK

         On October 1, 2003, the Company entered into a Subscription Agreement with Grander, LLC, whereby Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander's funding of certain of the Company's operational requirements. The offering price of the shares purchased was $0.0545 per share. Total proceeds of this issuance were $13,000.

6. SUBSEQUENT EVENTS

         On January 28, 2004, the Company merged with Nexvu Technologies, LLC ("Nexvu"), an operating business. The merger was contingent upon the Company having raised a minimum of $2,000,000 of investor capital pursuant to a common stock private placement at $1.35 per share. As of April 15, 2004 an aggregate of $7,605,230 of gross proceeds from the private placement had been raised. In addition, at the merger closing the $550,000 of bridge loans to Nexvu were converted into additional common stock of the Company's common stock at approximately $0.95 per share and one additional $25,000 subscription was accepted shortly thereafter at such pricing. In connection with the merger, an aggregate of 8,558,500 shares of common stock of the Company's common stock were issued to the members of Nexvu and Nexvu became a wholly owned subsidiary Capital Growth Systems, Inc. The Company's cash balances as of March 1, 2004 are expected to be more than sufficient to cover the cost of operations of the Company for 2004.

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

/s/ Russell & Atkins, PLC
-------------------------
Russell & Atkins, PLC

May 3, 2004
Oklahoma City, Oklahoma

                             FINANCIAL STATEMENTS OF
                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002

                                                                     DECEMBER 31,      DECEMBER 31,
                                                                         2003              2002
                                                                    ---------------   ---------------
        ASSETS

        CURRENT ASSETS

        Cash                                                        $       616,880   $            --

        Accounts receivable                                                  61,270             9,590

        Prepaid expenses                                                     51,837                --
                                                                    ---------------   ---------------

        Total Current Assets                                                729,987             9,590
                                                                    ---------------   ---------------

        FIXED ASSETS - NET OF ACCUMULATED DEPRECIATION                      136,341           179,777
                                                                    ---------------   ---------------
        OTHER ASSETS

        Software licensing fee                                              300,000           300,000

        Organization costs - net of accumulated amortization                     --             3,371
                                                                    ---------------   ---------------


        Total Other Assets                                                  300,000           303,371
                                                                    ---------------   ---------------
        TOTAL ASSETS                                                $     1,166,328   $       492,738
                                                                    ---------------   ---------------

        LIABILITIES AND MEMBERS' EQUITY

        CURRENT LIABILITIES

        Accounts payable                                            $       120,567   $       186,869

        Accrued expenses                                                     38,449            32,650

        Deferred revenue                                                         --                --

        Deferred rent                                                         1,955                --
                                                                    ---------------   ---------------
        Total Current Liabilities
                                                                            160,971           219,519
                                                                    ---------------   ---------------
        LONG-TERM LIABILITIES

        Loans payable                                                       735,000         1,400,136
                                                                    ---------------   ---------------
        Total Liabilities                                                   895,971         1,619,655
                                                                    ---------------   ---------------

        MEMBERS' EQUITY (DEFICIT)                                           270,357        (1,126,917)
                                                                    ---------------   ---------------
        TOTAL LIABILITIES AND MEMBERS'  EQUITY                      $     1,166,328   $       492,738
                                                                    ---------------   ---------------

The accompanying notes are an integral part of these financial statements.

                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
             STATEMENTS OF OPERATIONS AND MEMBERS' EQUITY (DEFICIT)


                                                                                        FROM
                                                                                      INCEPTION
                                             12 MONTHS            10 MONTHS          FEBRUARY, 28,
                                               ENDED                ENDED              2002 TO
                                              DECEMBER             DECEMBER            DECEMBER
                                              31, 2003             31, 2002            31, 2003
                                           ----------------    ----------------    ----------------
REVENUE                                    $         59,027    $             --    $         59,027
                                           ----------------    ----------------    ----------------
COST OF GOODS SOLD                                  129,806                  --             129,806
                                           ----------------    ----------------    ----------------
GROSS MARGIN                                        (70,779)                 --             (70,779)

OPERATING EXPENSES

Salaries and payroll taxes                        1,752,091             882,003           2,634,094

Marketing and advertising                             7,941                  --               7,941

Occupancy                                           120,508              38,725             159,233

Professional fees                                   264,599              67,121             331,720

Depreciation and amortization                        84,395              39,075             123,470

Telecommunications                                   36,438              18,421              54,859

Travel and entertainment                             93,047              27,294             120,341

General expenses                                     61,326              54,278             115,604
                                           ----------------    ----------------    ----------------

TOTAL EXPENSES                                    2,420,345           1,126,917           3,547,262
                                           ----------------    ----------------    ----------------
OPERATING INCOME                                 (2,491,124)         (1,126,917)         (3,618,041)

INTEREST EXPENSE                                    146,509                  --             146,509
                                           ----------------    ----------------    ----------------
NET LOSS BEFORE INCOME TAXES                     (2,637,633)         (1,126,917)         (3,764,550)

INCOME TAXES                                             --                  --                  --
                                           ----------------    ----------------    ----------------
NET LOSS                                   $     (2,637,633)   $     (1,126,917)   $     (3,764,550)


MEMBERS' EQUITY BEGINNING OF PERIOD              (1,126,917)                 --                  --

CASH CONTRIBUTIONS                                1,825,000                               1,825,000

CONTRIBUTIONS - LOAN CONVERSIONS                  2,209,907                  --           2,209,907
                                           ----------------    ----------------    ----------------
MEMBERS' EQUITY, END OF PERIOD                      270,357          (1,126,917)            270,357
                                           ----------------    ----------------    ----------------

The accompanying notes are an integral part of these financial statements.

                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS

                                                                                              FROM INCEPTION
                                                            12 MONTHS         10 MONTHS        FEBRUARY, 28,
                                                              ENDED             ENDED             2002 TO
                                                             DECEMBER          DECEMBER          DECEMBER
                                                             31, 2003          31, 2002          31, 2003
                                                          --------------    --------------    --------------
CASH FLOW FROM OPERATING ACTIVITIES:

NET LOSS                                                  $   (2,637,633)   $   (1,126,917)   $   (3,764,550)

Adjustments to reconcile net loss to net cash used in operating activities

Depreciation and amortization                                     84,395            39,075           123,470

Write-off organizational costs                                     3,371                --             3,371
Changes in assets and liabilities:
 Accounts receivable                                             (51,680)           (9,590)          (61,270)
 Prepaid expenses                                                (51,837)               --           (51,837)
 Accounts payable                                                (66,302)          186,869           120,567
 Accrued expenses                                                  5,799            32,650            38,449
 Deferred revenue                                                     --                --                --
 Deferred rent                                                     1,955                --             1,955
                                                          --------------    --------------    --------------
                                                                 (74,299)          249,004           174,705
                                                          --------------    --------------    --------------

Net Cash Used in Operating Activities                         (2,711,932)         (877,913)       (3,589,845)
                                                          --------------    --------------    --------------

CASH FLOW FROM INVESTING ACTIVITIES:

 Purchase of fixed assets                                        (40,959)         (218,852)         (259,811)
 Purchase of other assets                                             --          (303,371)         (303,371)
                                                          --------------    --------------    --------------

Net Cash Used In  Investing Activities                           (40,959)         (522,223)         (563,182)
                                                          --------------    --------------    --------------

CASH FLOW FROM FINANCING ACTIVITIES:
 Loans payable - net                                           1,544,771         1,400,136         2,944,907
 Contributions by members - net of repayments                  1,825,000                --         1,825,000
                                                          --------------    --------------    --------------

Net Cash Provided By Financing Activities                      3,369,771         1,400,136         4,769,907
                                                          --------------    --------------    --------------
Increase in Cash                                                 616,880                --           616,880

Cash and Cash Equivalents - Beginning of Period                       --                --                --
                                                          --------------    --------------    --------------

Cash and Cash Equivalents - End of period                 $      616,880    $           --    $      616,880
                                                          --------------    --------------    --------------
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest                                    $      108,060    $           --    $      108,060
                                                          --------------    --------------    --------------
Cash paid for income taxes                                            --                --                --
                                                          --------------    --------------    --------------
NONCASH INVESTING AND FINANCING ACTIVITIES:

Contributions by members through conversions of loans     $    2,209,907    $           --    $    2,209,907
                                                          --------------    --------------    --------------


The accompanying notes are an integral part of these financial statements.

                             NEXVU TECHNOLOGIES, LLC
                         A DEVELOPMENT STAGE ENTERPRISE
                          NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 2002 AND 2003

NOTE 1 - Organization and Basis of Presentation

Nexvu Technologies, LLC, (the "Company") was organized as a Delaware limited liability company on February 28, 2002 under the name of Siegler Technology & Development, L.L.C. The Company was formed to develop and market software and hardware products and solutions for communication networks. The Company changed its name to "Nexvu, LLC" on January 29, 2003, and to "Nexvu Technologies, LLC" on October 22, 2003.

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

Revenue Recognition

We will generate revenue from licensing our software, selling hardware to run our software and through services. We recognize revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position
(SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, and the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

         o Existence of persuasive evidence of an arrangement. Persuasive evidence generally is a purchase order, license agreement or other contract.

         o Delivery of the product and authorization keys. Delivery has occurred when the customer is provided our software and hardware and the authorization keys needed to activate the software.

         o Fee is fixed and determinable. A fee is deemed to be fixed or determinable when it is not subject to subsequent refund or adjustments.

         o        Collection is probable.

We defer maintenance revenue and recognize it ratably over the maintenance term. We defer consulting and training billings and recognize them as those services are performed.

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

NOTE 3 - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $3,764,550. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to achieving a level of revenues adequate to support the Company's cost structure. Subsequent to the date of these financial statements the Company has received a total of $7,611,980 in gross proceeds from a private placement offering and an additional $550,000 in bridge loans have been converted into common stock. See Note 9, Subsequent Events.

NOTE 4 - Software License Agreement

On August 31, 2003, the Company entered into a software licensing agreement with a third party under which the Company acquired a non-exclusive license for the worldwide rights to market and distribute the third party's proprietary software. This software is being utilized as a component of the Company's own proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $30,000. The software and licensing fees will be amortized over a 36 month period commencing in the 2004 calendar year. The agreement also calls for minimum annual royalty payments totaling $500,000 over the first five year period following customer shipment, payable quarterly as follows:

                     Year 1               $  50,000
                     Year 2                  75,000
                     Year 3                 100,000
                     Year 4                 125,000
                     Year 5                 150,000

The minimum annual royalty payments will be expensed quarterly, with any excess royalties due expensed in the period earned. If in any year the calculation of the royalty fee is greater than the minimum, this excess will reduce the final amount due in the fifth year.

NOTE 5 - Commitments

In July, 2002, the Company entered into a three year operating lease agreement for office space. Minimum rentals, on an annual basis, are as follows:

                     2004                 $76,265
                     2005                  78,220

NOTE 6 - Notes Payable

Notes payable to members, unsecured, interest at 8%, convertible to
equity according to the terms of the Loan Conversion Agreement         $625,000

Note payable to bank, secured by certain personal assets of a member    110,000
and all assets of the Company, interest at 9%, interest only due       --------
monthly, principal due March 31, 2004

Total Notes Payable                                                    $735,000
                                                                       ========

NOTE 7 - Property and Equipment

Property and equipment at December 31, 2003 consists of the following:

Furniture and fixtures                     $        89,375
Software                                            19,408
Computer equipment                                 128,491
Office equipment                                     3,629
Telephone equipment                                 18,236
                                           ---------------
                                                   259,139
Less: Accumulated depreciation                    (122,798)
                                           ---------------
                                           $       136,341
                                           ===============

NOTE 8 - Related Parties

On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company's directors. Fees for these services total $761,000. All of these fees will be paid and accounted for in 2004.

NOTE 9 - Subsequent Events

On January 28, 2004, the Company merged with a wholly owned subsidiary of Capital Growth Systems, Inc. ("CGSI"), a Florida "shell" corporation formed for the purpose of acquiring an operating business. The Company has become the sole operating business of CGSI. The merger was contingent upon CGSI having raised a minimum of $2,000,000 of investor capital pursuant to a common stock private placement at $1.35 per share. As of April 15, 2004 an aggregate of $7,605,230 of gross proceeds from the private placement had been raised. In addition, at the merger closing the $550,000 of bridge loans to the Company were converted into additional common stock of CGSI at approximately $0.95 per share and one additional $25,000 subscription was accepted shortly thereafter at such pricing. In connection with the merger, an aggregate of 8,558,500 shares of common stock of CGSI were issued to the members of the Company and the Company became a wholly owned subsidiary of CGSI, with CGSI serving as its sole manager. Following the merger the Company will be treated as a disregarded entity for state and federal income tax purposes. The cash balances of CGSI as of March 1, 2004 are expected to be more than sufficient to cover the cost of operations of the Company for 2004.