Form 10KSB/A
period 2003-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-11-12
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 2)
                                   (Mark One)


                   [ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                            For the Fiscal Year ended
--------------------------------------------------------------------------------
             [X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

        For the transition period from June 1, 2003 to December 31, 2003

                         Commission File Number 0-30831

                          CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

           Florida                                         65-0953505
------------------------------                   -------------------------------
 (State other Jurisdiction of                    (I.R.S. Employer Identification
Incorporation or Organization)                               Number)

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


      As of November 10, 2004, the issuer had outstanding 16,890,754 shares of its $0.0001 par value common stock.


DOCUMENTS INCORPORATED BY REFERENCE

None

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


                                                                                                                     PAGE
Item 1.  Description of Business............................................................................           1

Item 2.  Description of Property............................................................................          11

Item 3.  Legal Proceedings..................................................................................          12

Item 4.  Submission of Matters to a Vote of Security Holders................................................          12

Item 5.  Market for Common Equity and Related Stockholder Matters...........................................          12

Item 6.  Management's Discussion and Analysis or Plan of Operation..........................................          14

Item 7.  Financial Statements...............................................................................          17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          18

Item 8A. Controls and Procedures............................................................................          18

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................................................          19

Item 10. Executive Compensation.............................................................................          22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....          25

Item 12. Certain Relationships and Related Transactions.....................................................          27

Item 13. Exhibits and Reports on Form 8-K...................................................................          30

Item 14. Principal Accountant Fees and Services.............................................................          32

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


      On January 28, 2004, we effectuated a business combination by entering into an Agreement and Plan of Merger whereby we acquired 100% of the ownership of Nexvu Technologies, LLC, a Delaware limited liability company, which we will refer to as "Nexvu," by merging it in a reverse triangular merger with our wholly-owned subsidiary, Nexvu MergerSub, LLC, a Delaware limited liability company. Nexvu was originally formed on February 28, 2002 under the name of Siegler Technology & Development, L.L.C. to develop and market software and hardware products and solutions for communication networks. It changed its name to "Nexvu, LLC" on January 29, 2003, and to "Nexvu Technologies, LLC" on October 22, 2003.



      Craig Siegler organized Siegler Technology & Development and therefore is considered Nexvu's promoter. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, acted as the manager of Nexvu from its inception through June 2003. See the information under the caption "Nexvu Technologies, LLC" in Item 12 of this Form 10-K/A. Mr. Siegler's only current relationship with us is as the beneficial owner of over 5% of our common stock. From July 2003 through June 2004, Mr. Siegler provided consulting services to Nexvu, which is now a wholly-owned subsidiary of ours. See the information under the caption "Beneficial Ownership" in Item 11 of this Form 10-K/A.


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


      A new component of the performance management segment is application performance management. This market is focused on delivering solutions designed to resolve performance issues for business applications and systems.


OUR PRODUCTS


      We have developed a suite of software application performance management tools and products which address a chronic problem facing companies today: how to measure and ensure that a company's business critical software applications function as effectively and rapidly as intended. Organizations with highly distributed operational environments, such as banks, retailers, health care organizations and insurance companies, face the additional challenge of often having to support these software applications remotely.



      We believe we have established a relatively low cost means of significantly improving the ability to manage remote applications. Our principal product is a hardware appliance loaded with our proprietary software, which is installed in the computer equipment closet at a customer's location. The appliance monitors up to 3,200 different applications over the customer's data network and sends an "alert" message every time the application is not running within an acceptable level of performance. This enables the customer to identify that a problem exists and to pinpoint the cause of the problem, often before the "crash" of the application occurs.



      On June 30, 2003, we introduced our performance management solution, the Nexvu Application Performance Management System 2.0, also known as the "Nexvu Manager System." The system has since been renamed the "Nexvu Analyzer System." We have worked with several companies functioning as beta testers throughout the design phase of the product. They have been instrumental in providing input as it relates to business problems, particularly industry-specific challenges that need to be met today and in the future.






      The Nexvu Analyzer System has two major components - the Nexvu Analyzer Appliance and the Nexvu Command Center Appliance. The Nexvu Analyzer Appliance is considered the nerve center of the Nexvu Application Performance Management System. Residing at the customer's remote location, the Nexvu Analyzer Appliance collects performance management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once this information is collected, the Nexvu Analyzer Appliance assesses the information looking for performance trends and providing network operators with information to avoid a negative impact on the user's business.



      The Nexvu Analyzer Appliance is engineered for highly distributed environments and is designed to be easy to deploy and operate. Our software is loaded directly into an appliance, which can be mounted onto a rack and installed by non-technical personnel. Additionally, the Nexvu Manager Appliance contains a series of restoration-based tools that provide network operators and field personnel the ability to troubleshoot outages from remote locations and restore an outage without dispatching technical resources to the site. Specifically, these tools enable IT service personnel to access and communicate with our appliance, whether there is a data network connection or not. Once connected to our appliance, service personnel can utilize trouble-shooting features included in the appliance to evaluate potential problems and take action to resolve many problems remotely. The Network Analyzer appliance includes a modem for remote dial-in and a terminal server for alternate connection to the network in the event that the network is unavailable. It also allows "packet capture," which allows IT personnel to understand what network components and services are working in a troubled environment.



      Information is transmitted to users by the Nexvu Command Center Appliance, which is responsible for managing all Nexvu Analyzer Appliances throughout the customer's environment. This includes initialization, configuration, upgrading and monitoring. The customer typically will have one Nexvu Command Center Appliance for approximately every 500 Nexvu Analyzer Appliances. As a self-contained appliance which can be mounted onto a rack, the Nexvu Command Center Appliance can be easily installed in the data center or network operations center without advanced technical support.






      In August of 2003, we received our first purchase order for the Nexvu Analyzer System from our first paying customer, Bally's Total Fitness. This initial order of five Nexvu Analyzer Appliances and one Nexvu Command Center Appliance is the first of a larger rollout that we hope to deploy across Bally's entire infrastructure of over 400 fitness centers. We have not signed any agreements to install any of our equipment in these Bally's locations. Although we had only one order as of December 31, 2003, we do not believe that our business model will result in our having significant reliance on any individual customer in the future.



      In addition to seeking to make enhancements to the Nexvu Analyzer and Command Center Appliances, we plan to extend the Nexvu Analyzer product line. We may seek to develop products that assist information technology organizations in monitoring Voice over Internet Protocol (VoIP) environments and products that monitor business activity such as retail sales transactions, supply chain delivery or call center activity. These products are in the planning stages only, and there is no assurance that any of them will be developed.


PRODUCT FEATURES


      The Nexvu Analyzer System is designed to apply the critical functions of application performance management at the increasingly important remote/branch locations of a company. We believe that the following features will prove beneficial to information technology departments:



      - Comprehensive collections of data relating to business software performance, utilization and effectiveness;


      - Real-time performance analysis at the site level, ensuring minimal impact to wide area network bandwidth;


      - Support which is "pre-configured," so that no additional programming is required, for over 900 protocols and over 3200 applications, including voice/video over Internet Protocol, or "VoIP" and Internet protocol security, or "IPSEC," and Cisco ISL;



      - Alerts to management to ensure minimal impact on business operations;






      - Solutions which are easy to deploy and operate, to be readily installed at remote locations by non-technical personnel, yet centrally managed;


      - Cost-effective solutions designed for deployment at thousands of remote locations where the risk and cost of downtime is increasingly high;

      - New technology solutions integrating performance and fault management leveraging the data capture and trend analysis across each system;

      - Architecture that supports the integration of third party tools to leverage existing technology investment;

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


      We intend to utilize a channel approach to penetrate the mid-sized businesses. The channel approach will allow value-added resellers, or "VARs" to market and sell our product to end users. We anticipate that our VARs will be businesses that focus only on high-end technology products and provide integrated systems and networking products to mid-size companies and networks across the nation. We currently have agreements with the following five VARs:
Continental Resources, Gee Communications, Meridian IT Solutions, Hartford Computer Group and Next Step Technology. Under these agreements, the value-added resellers agree to sell the Nexvu Command Center Appliance and Analyzer Appliances and our software maintenance support services to end users of the products or services. The agreements grant the resellers the right to purchase the Nexvu Command Center Appliance and Nexvu Analyzer Appliance at a 30% discount to our list price, and an annual maintenance and support license for each product at a 15% discount. These discounts are based on a commitment by each reseller to sell $1.5 million worth of products and services. If a reseller does not reach this level, we have the right to change the discount granted to that reseller. If a reseller sells $1 million of our products and services in a nine-month period, they will be able to purchase the Command Center and Analyzer appliances at a discount of 35% of the list price. Under the agreements the resellers have the right to "co-brand" our products, which means that the products could be sold under a name different from the Nexvu name which is mutually agreed upon between us and the reseller, followed by the Nexvu name in a phrase such as "powered by Nexvu." Each agreement has a term of one-year, and will automatically renew for successive one-year periods unless terminated by either party on thirty days' written notice.


      Our revenues will be generated from three major sources:

      1. Sales of licenses for our software and related cost of the hardware appliance;

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

      There are several organizations and companies who have combined many application performance management functions into products and solutions that have traditionally operated profitably. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management into their products:

      -        Network Associates             -        Apogee Networks

      -        Netscout                       -        Compuware

      -        Concord Communications         -        Micromuse

      -        Agilent                        -        Tavve Networks

      -        Acterna                        -        Niksun

      -        Wildpackets                    -        Candle Communications

      -        Network Instrument             -        Lucent

      Many of the application performance management products are developed, marketed and sold by the following organizations:

      -        Mercury Interactive            -        Netiq

      -        Cisc-                          -        Concord Communications

      -        NetQOS                         -        Compuware

SEASONAL TRENDS

      Seasonal purchasing trends for technology capital spending may cause our quarterly operating results to fluctuate. Typically, a disproportionate amount of technology spending occurs during the fourth quarter of a calendar year, with a significant drop-off in spending usually occurring in the first quarter of a calendar year.

RESEARCH AND DEVELOPMENT


      During the fiscal years ended May 31, 2003 and May 31, 2002, and the seven-month period ended December 31, 2003, we did not expend any funds on research and development activities. During the fiscal years ended December 31, 2003 and December 31, 2002, Nexvu spent $1.9 million and $1.0 million, respectively, on research and development activities. Research and development costs include cost of developers and system engineers, as well as overhead costs during this developmental stage. These costs are not directly borne by customers, but rather are inherently built into the pricing to our customers.

PATENTS AND PROPRIETARY TECHNOLOGY


      We have proprietary technology and confidential software code. Virtually all of the software used in our products has been developed by a product development team of eight individuals as well as by our Chief Technology Officer, Rory Herriman. None of the individuals involved in the development of our software has any ownership interest in this technology. Two pieces of network monitoring software used in one component of our products were developed by a third party. On August 31, 2002, we entered into software licensing agreements with this third party for each of the two pieces of software. Each agreement grants us a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The license expressly grants us the right to sell or license products incorporating the third party's software. We have paid a total licensing fee of $300,000 for the two pieces of software and, in addition, agreed to pay a total royalty of $50 for each device we sell that includes the software. The agreements call for minimum royalty payments totaling $500,000, covering both products, payable on a quarterly basis beginning at the start of the quarter following our first customer shipment. The quarterly payments range from $12,500 for the first year to $37,500 for the fifth year. We made the first payment for the quarter ended March 31, 2004. Once we have paid a total of $500,000 in royalty payments, either in connection with sales of our products or through the minimum payments, the licenses for both pieces of software will be considered fully paid. The agreements give us the option to receive upgrades for each piece of software in consideration for a total annual fee of $15,000, payable for as long as we desire upgrades. The agreements also call for an annual maintenance fee of $15,000, also covering both pieces of software. The first payment, which was mandatory, was made one year after the delivery of the software. We are obligated to make further annual maintenance payments only if we desire the maintenance services. We chose to retain maintenance services and paid the annual maintenance fee. Each license agreement has a term of five years with provision for annual renewals thereafter, and may be terminated by either party in the event of a payment default or material breach, except that the licensor may not terminate the agreement if we have made total royalty payments of $500,000. We intend to make patent applications with respect to the Nexvu Analyzer and Command Center Appliances, but have not yet done so. There is not assurance that, if these patent applications are filed, that they will be approved.


EMPLOYEES


      As of December 31, 2003, we had no full time employees. As of September 15, 2004, we have 20 full-time employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support and customer support. None of our employees are covered by a collective bargaining agreement. We believe all relations with our employees are satisfactory.


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

Nexvu Technologies, LLC


      On June 27, 2003, Nexvu issued a total of 2,837,950 Class A membership interests to Craig Siegler, the promoter of Nexvu. The consideration for these shares was $1,034,907, which had been advanced by Mr. Siegler to Nexvu during the period from the inception of Nexvu on February 28, 2002 through June 27, 2003. The issuance of the shares eliminated our obligation to repay those advances. Between June and September 2003, Nexvu issued a total of 5,619,375 of Class B member interests for total consideration of $1,825,000. In September and December 2003, Nexvu issued a total of $1,725,000 in convertible promissory notes to accredited investors. The notes were convertible into a total of 5,311,465 Class B membership interests in Nexvu. Promissory notes having a principal value of $1,175,000 were converted into Class B membership interests on December 31, 2003. The total dollar amount of loans converted to membership interests was $2,209,907, consisting of this $1,175,000 and the $1,034,907 advanced by Mr. Siegler through June 27, 2003. Promissory notes having a principal value of $550,000 were converted into shares of our common stock in the merger. Nexvu also issued warrants to purchase a total of 638,889 membership interests to the purchasers of the convertible notes.

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

                                        12 MONTHS                     10 MONTHS
                                          ENDED        PERCENTAGE        ENDED       PERCENTAGE
                                        DECEMBER        OF TOTAL       DECEMBER       OF TOTAL
                                        31, 2003        EXPENSES       31, 2002       EXPENSES
OPERATING EXPENSES
Salaries, benefits and payroll taxes   $1,752,091         72.4%       $  882,003         78.3%
Marketing and advertising                   7,941          0.3%                -          0.0%

                                        12 MONTHS                     10 MONTHS
                                          ENDED        PERCENTAGE        ENDED       PERCENTAGE
                                        DECEMBER        OF TOTAL       DECEMBER       OF TOTAL
                                        31, 2003        EXPENSES       31, 2002       EXPENSES
Occupancy                                 120,508          5.0%           38,725          3.4%
Professional fees                         264,599         10.9%           67,121          6.0%
Depreciation and amortization              84,395          3.5%           39,075          3.5%
Telecommunications                         36,438          1.5%           18,421          1.6%
Travel and entertainment                   93,047          3.8%           27,294          2.4%
General expenses                           61,326          2.5%           54,278          4.8%
                                       ----------        -----        ----------        -----
TOTAL EXPENSES                         $2,420,345        100.0%       $1,126,917        100.0%
                                       ==========        =====        ==========        =====

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

         The following table summarizes Nexvu's future contractual obligations as of December 31, 2003:

                                        Total            2004             2005          2006 & beyond
                                      --------         --------         --------        -------------
Debt:                                 $735,000         $735,000(1)             -                  -
Operating Leases                      $154,485         $ 76,265         $ 78,220                  -
Minimum Royalty Payments              $500,000         $ 50,000         $ 75,000           $375,000

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

CRITICAL ACCOUNTING POLICIES - NEXVU TECHNOLOGIES, LLC

      Revenue Recognition. Nexvu generates revenue from licensing its software, selling hardware to run its software, and the provision of services. Nexvu recognizes revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, Nexvu recognizes revenue upon meeting each of the following criteria:

   - Existence of persuasive evidence of an arrangement, generally consisting of a purchase order, license agreement or other contract.

   - Delivery of the product and authorization keys, delivery is generally considered to have occurred when the customer is provided with Nexvu's software and hardware and the authorization keys needed to activate the software.

   - Fee is fixed and determinable, which is considered to be the case when the fee is not subject to subsequent refund or adjustments.

   -  Collection is probable.

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

Statement of Members' Equity (Deficit) for the years ended December 31, 2003 and December
31, 2002, and from February 28, 2002 (Inception) to December 31, 2003                                        F-16

Statement of Cash Flows for the years ended December 31, 2003, and the period ended December
31, 2002 and from February 28, 2002 (Inception) to December 31, 2003                                         F-17

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

/s/ Russell & Atkins, PLC
-------------------------------
Russell & Atkins, PLC

April 28, 2004
Oklahoma City, Oklahoma

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
BALANCE SHEET

                                                                  DECEMBER 31,
                                                                     2003                   MAY 31, 2003
                                                                  ----------                ------------
ASSETS
Current Assets
Cash                                                              $        -                 $         -
Total Current Assets                                                       -                           -
Other Assets
Incorporation costs                                                        -                           -
Total Other Assets                                                         -                           -
TOTAL ASSETS                                                      $        -                           -
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable                                                  $   13,059                 $    11,361
Advance from shareholder                                              10,231                      10,000
TOTAL CURRENT LIABILITIES                                             23,290                      21,361
Stockholders' Equity
Common stock, authorized 25,000,000 shares, par value             $      117                          93
..0001, issued and outstanding - 1,170,000 (May 31, 2003 -
931,500)
Additional paid in capital                                            19,678                       6,702
Deficit accumulated during the development stage                     (43,085)                    (28,156)
Total Stockholders' Equity                                           (23,290)                    (21,361)
                                                                  ----------                 -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        -                 $         -
                                                                  ==========                 ===========


The accompanying notes are an integral part of these financial Statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF OPERATIONS

                                       PERIOD             YEAR              YEAR
                                       ENDED             ENDED             ENDED          From Inception
                                    DECEMBER 31,        MAY 31,           MAY 31,       (Sept 29, 1999) to
                                        2003              2003              2002        DECEMBER 31, 2003
                                  ---------------    --------------    --------------   ------------------
INCOME                            $            --    $           --    $           --    $             --
                                  ===============    ==============    ==============    ================
OPERATING EXPENSES
Professional Fees                          14,929            21,361             2,504              41,860
Amortization Expenses                          --                --                --                  --
Administrative Expenses                        --                 1                60               1,225
                                  ---------------    --------------    --------------    ----------------

Total Operating Expenses                   14,929            21,362             2,564              43,085
                                  ---------------    --------------    --------------    ----------------

Net Loss from Operations          $       (14,929)   $      (21,362)   $       (2,564)   $        (43,085)
                                  ===============    ==============    ==============    ================

Weighted average number of
shares outstanding                      1,032,918           931,500           931,500             945,466
                                  ===============    ==============    ==============    ================

Net Loss Per Share                $          (.01)   $         (.02)   $        (.003)   $           (.05)
                                  ===============    ==============    ==============    ================

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
From September 29, 1999 (Inception) to December 31, 2003

                                                                                      Deficit
                                                                                    Accumulated
                                           Common Stock             Additional         During
                                     -------------------------        Paid In       Development
                                       Shares          Amount         Capital          Stage            Total
                                     ---------       ---------      ----------      -----------       ---------
Issuance of common stock               931,500       $      93       $   4,722       $      --        $   4,815

Net loss for period                         --              --              --          (1,659)          (1,659)
                                     ---------       ---------       ---------       ---------        ---------
Balance, May 31, 2000                  931,500              93           4,722          (1,659)           3,156
Net loss for year                           --              --              --          (2,571)          (2,571)
                                     ---------       ---------       ---------       ---------        ---------
Balance, May 31, 2001                  931,500       $      93       $   4,722       $  (4,230)       $     585
Additional capital contributed              --              --           1,980              --            1,980
Net loss for year                           --              --              --          (2,564)          (2,564)
                                     ---------       ---------       ---------       ---------        ---------
Balance, May 31, 2002                  931,500       $      93       $   6,702       $  (6,794)       $       1
Net loss for year                           --              --              --         (21,362)         (21,362)
                                     ---------       ---------       ---------       ---------        ---------
Balance, May 31, 2003                  931,500              93           6,702         (28,156)         (21,361)
Issuance of common stock               238,500              24          12,976              --           13,000
Net loss - Dec. 31, 2003                    --              --              --         (14,929)         (14,929)
                                     ---------       ---------       ---------       ---------        ---------
Balance - December 31, 2003          1,170,000       $     117       $  19,678       $ (43,085)       $ (23,290)
                                     =========       =========       =========       =========        =========

The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
(A Development Stage Company)
STATEMENT OF CASH FLOWS

                                                                                                             From
                                                        Period                                            Inception
                                                        Ended        Year Ended     Year Ended         (Sept. 29, 1999)
                                                     December 31,      May 31,        May 31,           to December 31,
                                                         2003           2003           2002                  2003
                                                     ------------   ------------    -----------        ----------------
Cash Flows From Operating Activities
Net loss                                             $    (14,929)  $    (21,362)   $    (2,564)       $        (43,085)
                                                     ------------   ------------    -----------        ----------------
Adjustments to reconcile net loss to net
      cash used operating activities:
      Stock issued for services                                --             --             --                     --
Changes in assets and liabilities
Increase (decrease) in Accounts Payable                     1,698         11,361           (490)                 13,059
                                                     ------------   ------------    -----------        ----------------
                                                            1,698         11,361           (490)                 13,059
                                                     ------------   ------------    -----------        ----------------
Net Cash Used in Operating Activities                     (13,231)       (10,001)        (3,054)                (30,026)
                                                     ------------   ------------    -----------        ----------------
Cash Flow From Financing Activities
Issuance of common stock                                       --             --             --                  17,815
Increase in Advance from Shareholder                       13,000         10,000             --                  10,231
Contributed capital                                            --             --          1,980                   1,980
                                                     ------------   ------------    -----------        ----------------
Net Cash Provided by Financing Activities                     231         10,000          1,980                  30,026
                                                     ------------   ------------    -----------        ----------------
Increase (decrease) in Cash                                    --             (1)        (1,074)                     --
Cash and Cash Equivalents -
      Beginning of period                            $         --   $          1    $     1,075        $             --
                                                     ------------   ------------    -----------        ----------------
Cash and Cash Equivalents -
      End of period                                  $         --   $         --    $         1        $             --
                                                     ============   ============    ===========        ================
Supplemental Cash Flow Information
      Interest paid                                  $         --   $         --    $        --        $             --
                                                     ============   ============    ===========        ================
      Taxes paid                                     $         --   $         --    $        --        $             --
                                                     ============   ============    ===========        ================

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

DEFERRED TAX ASSETS

   Net operating loss carry forwards                 $   43,085
   Valuation allowance for deferred tax assets          (43,085)
                                                     ----------
Net deferred tax assets                              $        0
                                                     ==========

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

/s/ Russell & Atkins, PLC
-------------------------------
Russell & Atkins, PLC

May 3, 2004
Oklahoma City, Oklahoma

                             FINANCIAL STATEMENTS OF
                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                                 BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002


                                                               DECEMBER 31,     DECEMBER 31,
                                                                  2003             2002
                                                               -----------      -----------
ASSETS
CURRENT ASSETS
Cash                                                           $   616,880      $         -
Accounts receivable                                                 61,270            9,590
Prepaid expenses                                                    51,837                -
                                                               -----------      -----------
Total Current Assets                                               729,987            9,590
                                                               -----------      -----------
FIXED ASSETS - NET OF ACCUMULATED DEPRECIATION                     136,341          179,777
                                                               -----------      -----------
OTHER ASSETS
Software licensing fee                                             300,000          300,000
Organization costs - net of accumulated amortization                     -            3,371
                                                               -----------      -----------
Total Other Assets                                                 300,000          303,371
                                                               -----------      -----------
TOTAL ASSETS                                                   $ 1,166,328      $   492,738
                                                               -----------      -----------
LIABILITIES AND MEMBERS' EQUITY
CURRENT LIABILITIES
Accounts payable                                               $   120,567      $   186,869
Accrued expenses                                                    38,449           32,650
Deferred revenue                                                         -                -
Deferred rent                                                        1,955                -
                                                               -----------      -----------
Total Current Liabilities                                          160,971          219,519
                                                               -----------      -----------
LONG-TERM LIABILITIES
Loans payable                                                      735,000        1,400,136
                                                               -----------      -----------
Total Liabilities                                                  895,971        1,619,655
                                                               -----------      -----------
MEMBERS' EQUITY
 CLASS A MEMBER INTEREST, 2,837,950 AND 0 ISSUED AND
OUTSTANDING AS OF DECEMBER 31, 2003 AND 2002 RESPECTIVELY        1,034,907                -
                                                               -----------      -----------
CLASS B MEMBER INTEREST, 9,237,329 AND 0 ISSUED AND
OUTSTANDING AS OF DECEMBER 31, 2003 AND 2002 RESPECTIVELY        3,000,000                -
                                                               -----------      -----------
MANAGING MEMBER INTEREST,  3,320,268 AND 0 ISSUED AND
OUTSTANDING AS OF DECEMBER 31, 2003 AND 2002 RESPECTIVELY                -                -
                                                               -----------      -----------
MEMBERS RETAINED DEFICIT                                        (3,764,550)      (1,126,917)
                                                               -----------      -----------
MEMBERS' EQUITY (DEFICIT)                                          270,357       (1,126,917)
                                                               -----------      -----------
TOTAL LIABILITIES AND MEMBERS'  EQUITY                         $ 1,166,328      $   492,738
                                                               -----------      -----------


The accompanying notes are an integral part of these financial statements.

                            NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF OPERATIONS


                                                                                                                        FROM
                                                                                                                     INCEPTION
                                                                                 12 MONTHS         10 MONTHS        FEBRUARY, 28,
                                                                                   ENDED             ENDED            2002 TO
                                                                                  DECEMBER          DECEMBER          DECEMBER
                                                                                  31, 2003          31, 2002          31, 2003
                                                                                ------------      ------------      ------------
REVENUE                                                                         $     59,027      $          -      $     59,027
                                                                                ------------      ------------      ------------
COST OF GOODS SOLD                                                                   129,806                 -           129,806
                                                                                ------------      ------------      ------------
GROSS MARGIN                                                                         (70,779)                -           (70,779)
OPERATING EXPENSES
Salaries and payroll taxes                                                         1,752,091           882,003         2,634,094
Marketing and advertising                                                              7,941                 -             7,941
Occupancy                                                                            120,508            38,725           159,233
Professional fees                                                                    264,599            67,121           331,720
Depreciation and amortization                                                         84,395            39,075           123,470
Telecommunications                                                                    36,438            18,421            54,859
Travel and entertainment                                                              93,047            27,294           120,341
General expenses                                                                      61,326            54,278           115,604
                                                                                ------------      ------------      ------------
TOTAL EXPENSES                                                                     2,420,345         1,126,917         3,547,262
                                                                                ------------      ------------      ------------
OPERATING INCOME                                                                  (2,491,124)       (1,126,917)       (3,618,041)
INTEREST EXPENSE                                                                     146,509                 -           146,509
                                                                                ------------      ------------      ------------
NET LOSS BEFORE INCOME TAXES                                                      (2,637,633)       (1,126,917)       (3,764,550)
INCOME TAXES                                                                               -                 -                 -
                                                                                ------------      ------------      ------------
NET LOSS                                                                        $ (2,637,633)     $ (1,126,917)     $ (3,764,550)


The accompanying notes are an integral part of these financial statements.

                             NEXVU TECHNOLOGIES, LLC
                        (A DEVELOPMENT STAGE ENTERPRISE)
                            STATEMENTS OF CASH FLOWS


                                                                                                                   FROM
                                                                                                                INCEPTION
                                                                               12 MONTHS        10 MONTHS      FEBRUARY, 28,
                                                                                 ENDED            ENDED           2002 TO
                                                                               DECEMBER         DECEMBER         DECEMBER
                                                                               31, 2003         31, 2002         31, 2003
                                                                              -----------      -----------     ------------
CASH FLOW FROM OPERATING ACTIVITIES:
NET LOSS                                                                      $(2,637,633)     $(1,126,917)    $ (3,764,550)
Adjustments to reconcile net loss to net cash
 used in operating activities
Depreciation and amortization                                                      84,395           39,075          123,470
Write-off organizational costs                                                      3,371                -            3,371
Changes in assets and liabilities:
 Accounts receivable                                                              (51,680)          (9,590)         (61,270)
 Prepaid expenses                                                                 (51,837)               -          (51,837)
 Accounts payable                                                                 (66,302)         186,869          120,567
 Accrued expenses                                                                   5,799           32,650           38,449
 Deferred revenue                                                                       -                -                -
 Deferred rent                                                                      1,955                -            1,955
                                                                              -----------      -----------     ------------
                                                                                  (74,299)         249,004          174,705
                                                                              -----------      -----------     ------------
Net Cash Used in Operating Activities                                          (2,711,932)        (877,913)      (3,589,845)
                                                                              -----------      -----------     ------------
CASH FLOW FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                                         (40,959)        (218,852)        (259,811)
 Purchase of other assets                                                               -         (303,371)        (303,371)
                                                                              -----------      -----------     ------------
Net Cash Used In  Investing Activities                                            (40,959)        (522,223)        (563,182)
                                                                              -----------      -----------     ------------
CASH FLOW FROM FINANCING ACTIVITIES:
 Increase in loans payable                                                      2,899,263        1,400,136        4,299,399
 Decrease of loans payable                                                     (1,354,492)               -       (1,354,492)
                                                                              -----------      -----------     ------------
 Contributions by members - net of repayments                                   1,825,000                -        1,825,000
                                                                              -----------      -----------     ------------
Net Cash Provided By Financing Activities                                       3,369,771        1,400,136        4,769,907
                                                                              -----------      -----------     ------------
Increase in Cash                                                                  616,880                -          616,880
Cash and Cash Equivalents - Beginning of Period                                         -                -                -
Cash and Cash Equivalents - End of period                                     $   616,880      $         -     $    616,880
                                                                              -----------      -----------     ------------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                                        $   108,060      $         -     $    108,060
                                                                              -----------      -----------     ------------
Cash paid for income taxes                                                              -                -                -
                                                                              -----------      -----------     ------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans                         $ 2,209,907      $         -     $  2,209,907
                                                                              -----------      -----------     ------------


The accompanying notes are an integral part of these financial statements

NEXVU TECHNOLOGIES, LLC



(A DEVELOPMENT STAGE ENTERPRISE)



STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
DECEMBER 31, 2003 AND 2002





                                             Members' Interest                   $ Amount                                  Total
                                         --------------------------      -------------------------      Retained          Members'
                                           Class A         Class B         Class A        Class B        Deficit          Equity
                                          ---------       ---------      ----------     ----------     -----------      -----------
BALANCE FEBRUARY 28, 2002                         -               -      $        -     $        -     $         -      $         -
Net Loss                                                                                                (1,126,917)      (1,126,917)
                                          ---------       ---------      ----------     ----------     -----------      -----------
MEMBERS' EQUITY, END OF PERIOD                    -               -               0              0      (1,126,917)      (1,126,917)
                                          ---------       ---------      ----------     ----------     -----------      -----------
Issuance of Class A Member Interest,
   Loan Conversion                        2,837,950                       1,034,907                                       1,034,907
Issuance of Class A Member Interest,
   Cash Contributions                                     5,619,375                      1,825,000                        1,175,000
Issuance of Class A Member Interest,
   Loan Conversion                                        3,617,954                      1,175,000
Net Loss                                                                                                (2,637,633)      (2,637,633)
                                          ---------       ---------      ----------     ----------     -----------      -----------
MEMBERS' EQUITY, END OF PERIOD            2,837,950       9,237,329      $1,034,907     $3,000,000     $(3,764,550)     $(1,554,643)
                                          ---------       ---------      ----------     ----------     -----------      -----------



The accompanying notes are an integral part of these financial statements

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

Revenue Recognition

We will generate revenue from licensing our software, selling hardware to run our software and through services. We recognize revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position
(SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, and the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

      - Existence of persuasive evidence of an arrangement. Persuasive evidence generally is a purchase order, license agreement or other contract.

      - Delivery of the product and authorization keys. Delivery has occurred when the customer is provided our software and hardware and the authorization keys needed to activate the software.

      - Fee is fixed and determinable. A fee is deemed to be fixed or determinable when it is not subject to subsequent refund or adjustments.

      -     Collection is probable.

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
                                                              ========



Of the $625,000 notes payable to members, $550,000 is convertible into Class B membership interest at a rate of $0.324 per interest. The remaining $75,000 of notes payable is convertible into Class B membership interest at a rate of $1.00 per interest.



NOTE 7 - Membership Interest



During the developmental stages of the company, Craig Siegler, the founder of the company, made advances to the company in the form of loans. These loans totaled $1,034,907 and were made from the period February 28, 2002 through June 27, 2003. On June 27, 2003, the company issued 2,837,950 of Class A membership interest to convert these advances to equity.



During the period June through September of 2003, the company issued 5,619,375 of Class B membership interests for total cash consideration of $1,825,000. During the period September through December of 2003, the company issued $1,725,000 of promissory notes to accredited investors. These shares were convertible into Class B membership interest in the company. In December, 2003 the company converted $1,175,000 of these notes into 3,617,954 Class B membership interest, with the remaining $550,000 of notes outstanding as of December 31, 2003. The remaining convertible notes are convertible into 1,693,511 of Class B membership interest.



Additionally, there were 3,320,268 of managing membership interest issued during 2003 (the company was a limited liability company at the time). Substantially all of these interests were issued to employees at a par value of $0.0001 per interest. The allocation of these interests among the employees and others assisting the company was made in the discretion of senior management. At the time of their issuance, the interests had no value and represented an opportunity to share in a residual value of the company after a return of the investment and preferred return to the other interest holders.



Each share of membership interest outstanding has equal voting rights regardless of class of membership interest. In the event of a distribution of net cash flow and proceeds from the sale of capital items, the distribution is as follows:



      1. To the Class B membership interest equal to two times their aggregate Capital Contributions and Preferred Cumulative Returns.



      2. To the Class A membership interest equal to the aggregate Capital Contributions and Preferred Cumulative Returns.



      3. Any remaining distribution is based on a pro rata share of 60% to the Class B membership interest, 18.434% to the Class A membership interest and 21.566% among the managing members' interest.



NOTE 8 - Property and Equipment


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
                                           ---------
                                           $ 136,341
                                           =========


NOTE 9 - Related Parties



On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company's directors. Fees for these services total $761,000. All of these fees are related to the raise of future capital and will be paid and accounted for in 2004.



NOTE 10 - Subsequent Events



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

OFFICERS AND DIRECTORS AS OF DECEMBER 31, 2003

NAME                                   AGE                                         POSITION
--------------                         ---                      --------------------------------------------
Lee Wiskowski                          37                       Director, President, Chief Executive Officer
                                                                and Chief Financial Officer

Douglas Stukel                         34                       Director, Secretary and Treasurer

CURRENT OFFICERS AND DIRECTORS

      The composition and biographies of our directors and officers as a result of the completion of our merger with Nexvu on January 28, 2004 is as follows:

NAME                                   AGE                                     POSITION
---------------                        ---             -----------------------------------------------------------
Robert T. Geras                        66              Chairman of the Board of Directors, Assistant Secretary and
                                                       Assistant Treasurer

Scott Allen                            41              Director, Chief Executive Officer and Chief Financial
                                                       Officer

Rory Herriman                          33              Director, Secretary, Treasurer and Chief Technology Officer

Douglas Stukel                         34              Director and Assistant Secretary

     NAME                     AGE                     POSITION
     ----                     ---                     --------
Lee Wiskowski                  37                     Director

      Robert T. Geras. Mr. Geras has served as our Chairman of the Board since the completion in January 2004 of our merger with Nexvu Technologies, LLC, which is described under the caption "Business Combination with Nexvu Technologies, LLC" in Item 1 of this Form 10-KSB/A. Mr. Geras served as the Chairman of Nexvu Technologies from June 2003 through the date of the merger. Mr. Geras's sole occupation for the last five years has been as a private investor. Among the companies in which Mr. Geras has been an early-stage investor is Merge Technologies, Inc., a public company included in the Nasdaq National Market which provides eHealth connectivity products for medical imaging and other clinical information. Mr. Geras is a director of Merge Technologies. Mr. Geras has also served as a director and/or early-stage investor in VideoHomeTours, a provider of visual content management and marketing services for large brokerage firms; ShowingTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wifi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

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

NEXVU TECHNOLOGIES, LLC

      The following table sets forth information with respect to the total annual compensation paid by Nexvu Technologies, LLC to its Chief Executive Officer and each of its other executive officers whose total cash compensation for the year ended December 31, 2003 exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                                                                 LONG-TERM COMPENSATION
                                                             ANNUAL COMPENSATION                 ----------------------
                                                           ------------------------                 NUMBER OF MANAGING
NAME AND PRINCIPAL POSITION                                YEAR              SALARY                  MEMBER INTERESTS
---------------------------                                ----              ------              ----------------------
Craig Siegler (1)                                          2003              $50,000

                                                           2002

Scott Allen                                                2003              135,000                      772,092(3)
Chief Executive and Chief Financial Officer (2)

Rory Herriman                                              2003              150,000                      901,953(6)
Chief Technology Officer (4)                               2002(5)            81,250

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP

      The following table sets forth, as of July 31, 2004, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

   - each person known to our to be the beneficial owner of more than five percent of our common stock;

   -  each director; and

   -  all directors and executive officers, as a group.

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

                                                              AMOUNT AND NATURE OF
       NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)            PERCENT OF CLASS
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

EQUITY COMPENSATION PLAN INFORMATION

                                                                                                              NUMBER OF SECURITIES
                                                                                                              REMAINING AVAILABLE
                                                             NUMBER OF SECURITIES                             FOR FUTURE ISSUANCE
                                                               TO BE ISSUED UPON       WEIGHTED AVERAGE          UNDER EQUITY
                                                                  EXERCISE OF          EXERCISE PRICE OF      COMPENSATION PLANS
                                                                  OUTSTANDING             OUTSTANDING        (EXCLUDING SECURITIES
                                                                   OPTIONS,                OPTIONS,              REFLECTED IN
                         PLAN CATEGORY                        WARRANTS AND RIGHTS     WARRANTS AND RIGHTS         COLUMN (a))
                         -------------                        -------------------     -------------------    ---------------------
Equity Compensation Plans Approved by Security Holders                --                      --                          --
Equity Compensation Plans Not Approved by Security Holders             0                      --                   2,285,000*
                  Total                                                0                      --                   2,285,000

*Consists of securities issuable under our 2003 Long-Term Incentive Plan for key employees, which was approved by our board of directors on December 16, 2003.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

CAPITAL GROWTH SYSTEMS, INC.


      Allen Borowsky and Jeffrey Klein were considered our promoters. We initially issued a total of 931,500 shares of our common stock to a total of 41 investors, including 450,000 issued to each of Mr. Borowsky and Mr. Klein, for total consideration of $4,815. Other than the payment for their shares and assistance with our formation, neither Mr. Borowsky nor Mr. Klein has provided any assets or services to us. Neither individual has received any property from us other than the purchased shares.


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


      During the period from the inception of Nexvu Technologies on February 28, 2002 through the June 27, 2003 effective date of the amended and restated operating agreement, Mr. Siegler advanced $1,034,907 to Nexvu Technologies. There was no interest rate on this advance. This amount was converted into a total of 2,837,950 Class A membership interests in Nexvu Technologies on June 27, 2003, and the original 90 membership interests issued to Mr. Siegler were canceled. In mid-January 2003, Mr. Siegler received a $160,000 loan from a private bank that was guaranteed by Nexvu Technologies, and then loaned this $160,000 to Nexvu Technologies. The $160,000 note issued to Mr. Siegler had an interest rate of 9%. This loan, including all accrued interest, was repaid by Nexvu Technologies in February 2004.


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

                                                                                                              Class B Interests
  Date                        Holder                             Amount                                      underlying Warrants
  ----                        ------                             ------                                      -------------------
9-9-03         Carl Greer Trust(1)                             $  250,000                                            92,593
9-10-03        Robert Geras                                    $  300,000                                           111,111
9-9-03         Balkin Family Limited Partnership(2)            $  100,000                                            37,037
12-10-03       Balkin Family Limited Partnership(2)            $  150,000                                            55,556
12-1-03        David J. Lies                                   $  300,000                                           111,111
12-1-03        Linda Lies(3)                                   $   25,000                                             9,259
12-22-03       Carl Greer Trust(1)                             $  500,000                                           185,185
                                                               ----------                                           -------
TOTAL                                                          $1,625,000                                           601,852
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


      On January 28, 2004, Nexvu Technologies entered into an agreement with Mr. Siegler in connection with a dispute relating to the issuance of membership interests in Nexvu and a capital call by Nexvu in December 2003. Under the agreement, among other things, Nexvu and Mr. Siegler each released the other and his or its successors and assigns and, in the case of Nexvu Technologies, its manager and officers, against any and all liabilities relating to us or Nexvu Technologies. Under the agreement Nexvu Technologies agreed to cause us to grant Mr. Siegler a warrant to purchase 162,500 shares of our common stock at a price of $1.35 per share in consideration for Mr. Siegler's release and for his employment with Nexvu Technologies. The warrants issued to Mr. Siegler had a cashless exercise provision.

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

                          CAPITAL GROWTH SYSTEMS, INC.


                                  BY: /s/ Lee Wiskowski
                                      ------------------------------------------
                                      Lee Wiskowski, Co-Chief Executive Officer



                                      /s/ Douglas Stukel
                                      ------------------------------------------
                                      Douglas Stukel, Co-Chief Executive Officer



                                      /s/ Derry L. Behm
                                      ------------------------------------------
                                      Derry L. Behm, Chief Financial Officer



DATED:  NOVEMBER 10, 2004


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                                 TITLE                                  DATE
/s/ Douglas Stukel                  Director and Co-Chief Executive Officer           November 10, 2004
--------------------------------
Douglas Stukel

/s/ Lee Wiskowski                   Director and Co-Chief Executive Officer           November 10, 2004
--------------------------------
Lee Wiskowski

/s/ Robert T. Geras                 Director                                          November 10, 2004
--------------------------------
Robert T. Geras

/s/ Philip B. Kenny                 Director                                          November 10, 2004
--------------------------------
Philip B. Kenny

/s/ David A. Beamish                Director                                          November 10, 2004
--------------------------------
David A. Beamish

/s/ Derry L. Behm                   Chief Financial Officer                           November 10, 2004
--------------------------------
Derry L. Behm