Form 10QSB
period 2004-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2004-11-15
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

        For the transition period from _______________ to _______________

                         Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
--------------------------------------------------------------------------------
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)
FLORIDA                                                65-0953505
----------------------------                           -------------------------
(STATE OR OTHER                                        (I.R.S. EMPLOYER
JURISDICTION OF                                        IDENTIFICATION NO.)
INCORPORATION OR
ORGANIZATION)
50 EAST COMMERCE DRIVE, SCHAUMBURG, ILLINOIS 60173
--------------------------------------------------------------------------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
630-872-5800
--------------------------------------------------------------------------------
(ISSUER'S TELEPHONE NUMBER)

            Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

            Yes [X]  No [ ]

            The total number of shares outstanding of the issuer's common stock, par value $.0001, as of November 12, 2004 is 16,890,754.

            Transitional Small Business Disclosure Format: Yes [ ] No |X|

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          CAPITAL GROWTH SYSTEMS, INC.
                      Successor to Nexvu Technologies, LLC

                    Interim Consolidated Financial Statements
                                   (Unaudited)

                               September 30, 2004

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED BALANCE SHEETS

                                                                                 SEPTEMBER 30,       DECEMBER 31,
                                                                                      2004               2003
                                                                                 -------------       ------------
ASSETS:
Current Assets:
  Cash                                                                           $   3,763,554       $    616,880
  Accounts receivable, net                                                           2,371,827             61,270
  Inventories, net                                                                   1,196,273                  -
  Prepaid expenses                                                                     153,950             51,837
  Other current assets                                                                  47,036                  -
                                                                                 -------------       ------------
Total current assets                                                                 7,532,640            729,987
Fixed assets, net of accumulated depreciation                                        1,152,315            136,341
Goodwill                                                                             7,128,977                  -
Other Assets
                                                                                       315,800            300,000
                                                                                 -------------       ------------
Total Assets                                                                     $  16,129,732       $  1,166,328
                                                                                 =============       ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of debt                                                     $   4,527,739       $          -
  Accounts payable                                                                   2,860,344            120,567
  Accrued expenses                                                                     572,268             38,449
  Deferred revenues                                                                  1,575,662                  -
  Advance billings                                                                   1,007,883                  -
  Other current liabilities                                                             97,302              1,955
                                                                                 -------------       ------------
Total current liabilities                                                           10,641,198            160,971
                                                                                 -------------       ------------
Long-term liabilities
  Debt                                                                                  82,848            735,000
                                                                                 -------------       ------------
Total Liabilities                                                                   10,724,046            895,971
                                                                                 -------------       ------------
Stockholders' Equity
  Common Stock, 25,000,000 authorized and 16,890,754 issued and outstanding
as of September 30, 2004                                                                 1,689                  -
  Additional paid-in capital                                                        12,527,454                  -
  Members' Interest                                                                          -          4,034,907
  Retained earnings, (deficit)                                                      (7,123,457)        (3,764,550)
                                                                                 -------------       ------------
Total Stockholders' Equity                                                           5,405,686            270,357
                                                                                 -------------       ------------
Total Liabilities and Stockholders' Equity                                       $  16,129,732       $  1,166,328
                                                                                 =============       ============

   The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF OPERATIONS

                                     THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                     --------------------------------        -------------------------------
                                          2004              2003                 2004               2003
                                     -------------    ---------------        ------------        -----------
REVENUE                              $     593,114    $             -        $    896,587        $         -
                                     -------------    ---------------        ------------        -----------
  COST OF GOODS SOLD                       273,379             10,228             366,744             78,319
                                     -------------    ---------------        ------------        -----------
GROSS MARGIN                               319,735            (10,228)            529,843            (78,319)
OPERATING EXPENSES:

  Compensation                             788,864            528,571           2,381,112          1,277,269
  Travel and entertainment                  70,932             22,648             210,990             45,142
  Occupancy                                145,828             29,001             204,645             99,043
  Professional services                    267,567             47,801             593,036            184,582
  Insurance                                 35,615              1,764              62,195              1,764
  Depreciation and amortization             95,167             22,918             147,542             57,923
  Other operating expenses                 143,693             32,916             316,068             70,105
                                     -------------    ---------------        ------------        -----------
    TOTAL OPERATING EXPENSES             1,547,666            685,619           3,915,588          1,735,828
                                     -------------    ---------------        ------------        -----------
OPERATING INCOME                        (1,227,931)          (695,847)         (3,385,745)        (1,814,147)
  INTEREST EXPENSE (INCOME)                 (9,729)            (3,480)            (26,838)           116,695
                                     -------------    ---------------        ------------        -----------
NET LOSS BEFORE INCOME TAXES            (1,218,202)          (692,367)         (3,358,907)        (1,930,842)
  INCOME TAXES                                   -                  -                   -                  -
                                     -------------    ---------------        ------------        -----------
NET LOSS                             $  (1,218,202)   $      (692,367)       $ (3,358,907)       $(1,930,842)
                                     -------------    ---------------        ------------        -----------
EARNINGS PER SHARE                   $       (0.08)   $         (0.59)       $      (0.23)       $     (1.86)
                                     -------------    ---------------        ------------        -----------
AVERAGE SHARES OUTSTANDING              16,132,778          1,170,000          14,553,990          1,038,564
                                     -------------    ---------------        ------------        -----------

   The accompanying notes are an integral part of these financial statements.

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Nine Months Ended September 30,
                                                               2004               2003
                                                           ------------        -----------
CASH FLOW FROM OPERATING ACTIVITIES:
Net Loss                                                   $ (3,358,907)       $(1,930,842)
Adjustments to reconcile net loss to net cash
  used in operating activities
Depreciation and amortization                                   147,542             57,923
Changes in working capital                                     (140,942)          (111,957)
                                                           ------------        -----------
Net Cash Used in Operating Activities                        (3,352,307)        (1,984,876)
                                                           ------------        -----------
CASH FLOW FROM INVESTING ACTIVITIES:
 Acquisition of Frontrunner, net of cash                     (1,223,654)                 -
 Purchase of fixed assets                                      (171,460)           (27,437)
 (Increase) decrease in other assets                            (21,463)               607
                                                           ------------        -----------
Net Cash Used In  Investing Activities                       (1,416,577)           (26,830)
                                                           ------------        -----------
CASH FLOW FROM FINANCING ACTIVITIES:
 Loans payable - net                                           (578,679)          (390,136)
 Contributions by members - net of repayments                 8,494,237          2,853,401
                                                           ------------        -----------
Net Cash Provided By Financing Activities                     7,915,558          2,463,265
                                                           ------------        -----------
Increase in Cash                                              3,146,674            451,559

Cash and Cash Equivalents - Beginning of Period                 616,880                  -
                                                           ------------        -----------
Cash and Cash Equivalents - End of period                  $  3,763,554        $   451,559
                                                           ------------        -----------
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest                                     $     11,611        $   110,487
                                                           ------------        -----------
Cash paid for income taxes                                 $          -        $         -
                                                           ------------        -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans      $    550,000        $ 1,028,401
                                                           ------------        -----------

  The accompanying notes are an integral part of these consolidated financial statements

CAPITAL GROWTH SYSTEMS, INC.
SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                    COMMON                                              ADDITIONAL
                                                    SHARES         MEMBERS'      RETAINED     COMMON     PAID-IN         TOTAL
                                                  OUTSTANDING   CONTRIBUTIONS    DEFICIT      STOCK      CAPITAL        EQUITY
                                                  -----------   -------------   -----------   ------   ------------   -----------
Beginning Balance, February 28, 2002                        -   $           -   $         -        -   $          -             -

Net Loss - 2002                                                                  (1,126,917)                           (1,126,917)
                                                  -----------   -------------   -----------   ------   ------------   -----------
Balance, December 31, 2002                                  -               -    (1,126,917)       -              -    (1,126,917)

Net Loss, 2003                                                                   (2,637,633)                           (2,637,633)
Members' Contribution - Cash                                        1,825,000                                           1,825,000
Members' Contribution - Loan Conversions                            2,209,907                                           2,209,907
                                                  -----------   -------------   -----------   ------   ------------   -----------
Balance, December 31, 2003                                  -       4,034,907    (3,764,550)       -              -       270,357

Net Loss - 9 months ended September 30, 2004                                     (3,358,907)                           (3,358,907)
Reflect reverse merger of CGSI                      1,170,000                                    117         19,678        19,795
Conversion of Members Contributions to Stock        8,558,500      (4,034,907)                   856      4,034,051             -
Conversion of Loans to Common Stock                   577,500                                     58        549,942       550,000
Issuance of Additional Stock                           26,250                                      3         24,997        25,000
Private Offering of Additional Stock                5,633,504                                    563      6,650,128     6,650,691
Issuance of Common Stock to Acquire Frontrunner       925,000                                     92      1,248,658     1,248,750
                                                  -----------   -------------   -----------   ------   ------------   -----------
 Balance, September 30, 2004                       16,890,754   $           -   $(7,123,457)  $1,689   $ 12,527,454   $ 5,405,686
                                                  ===========   =============   ===========   ======   ============   ===========

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

                          CAPITAL GROWTH SYSTEMS, INC.
                      SUCCESSOR TO NEXVU TECHNOLOGIES, LLC
               NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

      The accompanying unaudited condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. ("CGSI") and its wholly-owned subsidiaries,, Nexvu Technologies, LLC ("Nexvu") and Frontrunner Network Systems Corp. ("Frontrunner"). Except where necessary to distinguish the three entities, we will refer to all three as the "Company." On January 28, 2004, CGSI completed a merger under which it acquired 100% of the ownership of Nexvu, a Delaware limited liability company. Simultaneously with the closing of the merger, a closing was held under a private offering of CGSI's common stock in which approximately 3.9 million shares of common stock were issued for approximately $5.3 million of total gross consideration. The private offering was completed in April 2004 and, including the approximately 3.9 million shares of common stock issued simultaneously with the closing of the merger, resulted in a total of 5,633,524 shares being issued for total gross consideration of $7,605,230. Additionally, simultaneously with the merger, $550,000 of bridge loans of Nexvu were converted to 577,500 shares of CGSI common stock as part of a loan conversion agreement. As a result of this merger, the financial statements of Nexvu became the financial statements of the surviving entity for accounting purposes. CGSI's assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as CGSI was a public shell company acquiring a privately-held company, no goodwill was reported. The accumulated deficit of Nexvu survived the merger with the accumulated deficit of CGSI eliminated. Accordingly, the Company's financial position as of September 30, 2004 and December 31, 2003, and the related results of operations for the three-month and nine-month periods ending September 30, 2004 and 2003 reflect the historical financial statements of Nexvu, with CGSI's results consolidated from the date of the merger.

On September 14, 2004, CGSI acquired 100% of the outstanding common stock of Frontrunner. The results of Frontrunner's operations have been included in the consolidated financial statements since the acquisition date. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video and advanced applications. Most of Frontrunner's customers are located in the northeast United States. This acquisition enables CGSI's existing subsidiary, Nexvu to better leverage its application performance monitoring product into the market as well as provide leverage for Frontrunner to further expand its existing infrastructure. We also expect to reduce costs through economies of scale from the combination.

The acquisition was completed by agreeing to issue 1 million shares of CGSI's common stock, with an estimated fair market value of $1.35 per share. This value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. In consideration of these shares, Frontrunner cancelled all of its common stock, junior preferred stock and all stock options and warrants. The shares were distributed to certain creditors of Frontrunner, with total indebtedness of $2.3 million in exchange for waiver of this indebtedness, less than one percent of the total indebtedness was provided by us to the former stockholders of Frontrunner per the Merger (although, the holders of a majority of its shares also received our stock per their Creditor Waiver Agreements). As of September 30, 2004, all but 75,000 shares of stock had been issued pursuant to this transaction, with the remaining common stock to be issued in our discretion in the event the final creditor waiver is received and we choose to effect the exchange.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. CGSI is in the process of calculating valuations of certain intangible assets, and obtaining third party verification of the valuations; thus, the allocation of the purchase price is subject to refinement.

             At September 14, 2004
Current assets                    $ 3,270,952
Property & equipment                  930,038
Goodwill                            7,128,977
                                  -----------
  Total assets acquired            11,329,967
                                  -----------
Liabilities, excluding debt         5,275,701
Debt                                4,704,266
                                  -----------
  Total liabilities assumed         9,979,967
                                  -----------
  Net assets acquired             $ 1,350,000
                                  ===========

      These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature, which, in the opinion of management are necessary in order to make the financial statements not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period. All intercompany accounts have been eliminated in consolidation.

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

INVENTORY

      Inventories consist of work in progress and equipment and are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. Work in process consists of labor, inventory, and overhead costs relating to ongoing customer projects. Generally, inventory for Nexvu is not purchased until an order for the product is placed.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

      The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management's assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $129,590 and $0 as of September 30, 2004 and December 31, respectively.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over their estimated useful lives of 3 - 15 years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

SOFTWARE LICENSING FEE

      The Company accounts for its software licenses in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, effective October 1, 2001. The Company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized no impairment loss at December 31, 2002 and 2003 or in the nine month period ended September 30, 2004.

REVENUE RECOGNITION

      The Company generates revenue from selling and installing hardware, licensing its software and the provision of services. The Company recognizes revenues and all related costs on installation contracts with revenues of $100,000 or more using the percentage of completion method. Progress is measured by the percentage of actual labor incurred to date to management's estimate of total labor to be incurred on each contract. This method is used as management considers labor incurred to be the best available measure of progress on these contracts. Contract costs include all direct subcontractor labor and supervisory labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and other general expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. All installation contracts with revenues less than $100,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon delivery and acceptance by the customer.

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

WARRANTY RESERVE

      The financial statements include a warranty reserve of $97,302 as of September 30, 2004, relating to Frontrunner systems installations. It is based on estimates of future costs associated with fulfilling the warranty obligations. The estimates are derived from historical cost experience. Because of the inherent uncertainties in estimating costs, it is at least reasonably possible that the estimates used will change within the near term.

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

NOTE 3 - DEVELOPMENTAL STAGE ENTERPRISE

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

NOTE 4 - INVENTORIES

Inventories as of September 30, 2004 consist of the following:

Equipment                         $ 1,868,620
Work in process                       327,653
Less: Inventory reserve            (1,000,000)
                                  -----------
Net inventory                     $ 1,196,273
                                  ===========

The entire inventory represents balances from Frontrunner. There were no inventory levels as of December 31, 2003. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - SOFTWARE LICENSE AGREEMENT

      On August 31, 2003, the Company entered into a software licensing agreement with a third party to acquire a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $30,000. The software and licensing fees are being amortized on a straight-line basis over a 36 month period. Commencement of the amortization began during the 2nd quarter of 2004 with $50,000 of amortization included in the results of operation through September 30, 2004.

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

NOTE 5 - STOCK OPTIONS

      In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of September 30, 2004, we have issued and outstanding 1,029,907 restricted shares under the plan, net of forfeitures.

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

                                 Three months          Nine months
                              Ended September 30,   Ended September 30,
                              -------------------   -------------------
                               2004         2003    2004          2003
                              -----         ----    ----          ----
Estimated life (in years)       3.0          N/A     3.0           N/A
Risk-free interest rate         3.5%         N/A     3.5%          N/A

      For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options. Our pro-forma results are as follows:

                                                      Three Months                            Nine Months
                                                   Ended September 30,                     Ended September 30,
                                             --------------------------------      --------------------------------
                                                2004                2003              2004                 2003
                                             -----------        -------------      -----------        -------------
Reported net loss                            $(1,218,202)       $    (692,367)     $(3,358,907)       $  (1,930,842)
Employee stock-based compensation                (11,842)                 N/A          (18,957)                 N/A
                                             -----------        -------------      -----------        -------------
Pro forma net loss                           $(1,230,044)       $    (692,367)     $(3,377,864)          (1,930,842)
                                             ===========        =============      ===========        =============
Net loss per share, basic and diluted:

  As reported                                $     (0.08)       $       (0.59)     $     (0.23)       $       (1.86)
  Pro forma                                  $     (0.08)       $       (0.59)     $     (0.23)       $       (1.86)

NOTE 6 - DEBT

      Debt as of September 30, 2004 and December 31, 2003 consist of the following:

                                                                                            Sept. 30,       Dec. 31,
                                                                                              2004            2003
                                                                                           ----------       --------
Demand note payable to Harris Bank, payable in monthly principal installments of           $3,720,000       $      -
$10,000, plus interest at 1.50% above prime rate; 4.75% at September 30, 2004, until the loan is paid in full or demand is made by the bank.  Secured by substantially all of the assets of Frontrunner and personal guarantee by principle.

Note payable to Global Crossing North America, due in monthly installments of                 425,478              -
$16,667 through May 2006.  The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt.  As of September 30, 2004, Frontrunner was in default under the terms of the agreement.

Note payable to creditor, unsecured, payable in monthly installments of $12,500,              265,077              -
including interest at 8.25%, through December 2005.  The company has ceased making payments under this agreement

Installment payment agreement to New York State Department of Taxation and Finance,            98,782              -
payable in monthly installments of $5,455 through June 2006.  Includes principle and imputed interest and penalties at 16.67%

Note payable to members, unsecured, interest at 8%, convertible to membership                       -        625,000
interest

Note payable to bank, interest at 9%, interest only due monthly, principle due March                -        110,000
31, 2004, secured by certain personal assets of a member and all assets of Nexvu.
Other misc. notes payable                                                                     101,250
                                                                                           ==========       ========
Total debt                                                                                  4,610,587        735,000
  Less: Current maturities                                                                  4,527,739              -
                                                                                           ----------       --------
Long term portion                                                                          $   82,848       $735,000
                                                                                           ==========       ========

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

NOTE 7 - PROPERTY AND EQUIPMENT [NEED TO UPDATE

      Property and equipment at September 30, 2004 and December 31, 2003 consists of the following:

                                    Sept. 30,         Dec. 31,
                                      2004              2003
                                   -----------        ---------
Furniture & fixtures               $   169,193        $  89,376
Computer equipment                     872,355          147,898
Leasehold improvements                  88,154                -
Machinery & equipment                  231,035           21,865
                                   -----------        ---------
                                     1,360,737          259,139
                                   -----------        ---------
Accumulated depreciation              (208,422)        (122,798)
                                   -----------        ---------
  Net property and equipment       $ 1,152,315        $ 136,341
                                   ===========        =========

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

      In addition, on March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007. These two board members are now operating in the capacity of interim CEO's of the Company.

NOTE 9 - INDEMNIFICATIONS AND CONTINGENCIES

      As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy for this coverage, which will enable the Company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of September 30, 2004 or December 31, 2003.

NOTE 10 - SEGMENT REPORTING

      The Company follows the provisions of SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of

Frontrunner's customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. They also provide consulting services to their customers. For purposes of segment reporting, the Company considers Nexvu and Frontrunner as two separate identifiable businesses and will report segment reporting from the date of acquisition of Frontrunner through the end of September 30, 2004. These two segments have separate management teams and financial statements. During the third quarter, the Company also started splitting out its corporate costs from the Nexvu financial statements. Accordingly, the segment results reflect this change during the third quarter.

Results of Operation:

Three months ended September 30, 2004

                                              Frontrunner          Nexvu           Corp/elim           Total
                                              -----------       -----------        ---------        ------------
Revenues                                      $   531,594       $    61,520        $       -        $    593,114


Gross margin                                      277,810            41,925                -             319,735

Expenses                                          231,063         1,081,761          234,842           1,547,666
                                              -----------       -----------        ---------        ------------
Operating income                                   46,747        (1,039,836)        (234,842)         (1,227,931)
                                              -----------       -----------        ---------        ------------

Nine months ended September 30, 2004

                                              Frontrunner          Nexvu           Corp/elim           Total
                                              -----------       -----------        ---------        ------------
Revenues                                      $   531,594       $   364,993        $       -        $    593,114
Gross margin                                      277,810           252,033                -             529,843

Expenses                                          231,063         3,449,683          234,842           3,915,588
                                              -----------       -----------        ---------        ------------
Operating income                                   46,747        (3,197,650)        (234,842)         (3,385,745)
                                              -----------       -----------        ---------        ------------

Segment assets as of September 30, 2004

                                              Frontrunner          Nexvu           Corp/elim           Total
                                              -----------       -----------        ---------        ------------
Tangible assets                               $ 4,520,138       $ 4,591,572        $(110,955)       $  9,000,755
                                              -----------       -----------        ---------        ------------
Goodwill                                        7,128,977                 -                -           7,128,977
                                              -----------       -----------        ---------        ------------
Total assets                                  $11,649,115       $ 4,591,572        $(110,955)       $ 16,129,732
                                              -----------       -----------        ---------        ------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Certain statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this quarterly report on Form 10-QSB constitute "forward looking statements" within the meaning of the Federal Private Securities Litigation Reform Act of 1995. These forward looking statements involve known and unknown risks, uncertainties and other factors which may cause the Company's actual results, performance or achievements to be materially different from any future results, performance or achievements express or implied by these forward looking statements. Examples of factors which could affect the Company's performance are set forth in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2003, as filed with the Securities and Exchange Commission on November 12, 2004 (SEC File No. 000-30831) under the heading "Factors Affecting Future Performance."

OVERVIEW

      As of December 31, 2003, we were a development stage company that had conducted virtually no business operations, other than efforts to effect a business combination. On January 28, 2004, we completed a merger under which Nexvu Technologies, LLC, which we will refer to in this report as "Nexvu", became a subsidiary of ours. As a result of the merger, the owners of Nexvu became the majority owners of our company, which resulted in the transaction being deemed a reverse acquisition for accounting purposes. Under this treatment, Nexvu became the surviving company for financial statement purposes. Our net assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as we were a public shell company acquiring a privately-held company, no goodwill was reported. Our financial statements after the merger reflect the historical financial statements of Nexvu, the operating company. Our accumulated deficit prior to the merger was eliminated as of the merger and only the accumulated deficit of Nexvu is reflected in our consolidated balance sheet.

      During the second quarter, we started experiencing more revenues and we therefore are no longer a developmental stage company. However, the revenues are not nearly sufficient to eliminate our operating losses. To reflect this softness in the business, we reduced headcount of Nexvu by an additional 20% during August.

      During the third quarter, we announced the acquisition of Frontrunner Network Systems, Corp. This transaction was a stock-based transaction whereby we will issue up to 1,000,000 shares of our common stock in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $228 in exchange for all of the Senior Preferred Stock of Frontrunner. All shares of Junior Preferred Stock, Common Stock and all stock options and warrants of Frontrunner were cancelled without consideration. As of September 30, 2004, 925,000 shares of our common stock had been issued with regard to this transaction with the remaining 75,000 shares to be issued subject to one creditor waiver being signed. We expect this waiver to be signed and the remaining common stock issued prior to December 31, 2004, but we are under no obligation to consummate this share exchange. Once this waiver is received and the common stock is issued, current maturities of long-term debt will be reduced by $101,250, with a corresponding increase in equity in the form of common stock and additional paid-in capital.

      As of September 30, 2004, we had approximately $1.3 million of working capital excluding current debt maturities and $3.8 million in cash and cash equivalents. We believe that our working capital levels are sufficient to fund our operations for the next twelve months.

      We presently have approximately 100 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

RESULTS OF OPERATIONS

      Revenues for the three and nine month periods ended September 30, 2004 were heavily influenced by the acquisition of Frontrunner. During the period September 15 through September 30, 2004, Frontrunner generated approximately $530 thousand of revenue. This revenue represented 90% of the revenues for the third quarter. These revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. The maintenance revenues represented approximately 69% of the total revenues, with installation and other revenues comprising the remaining revenues. The Nexvu revenues for the three month period ended September 30, 2004 of $61.5 thousand are comprised of primary sales of our product as well as consulting fees and maintenance. The percentage of total revenue for Nexvu is 56% for product sales, 39% for consulting services and approximately 5% maintenance. For the nine month period ended September 30, 2004, the Nexvu revenues were $365 thousand. The revenues were derived by product sales of 66%, consulting services of 27% and 7% for maintenance revenues and other miscellaneous revenues.

      Gross margins for Frontrunner were 52% with the installation revenues, having a 42% gross margin and maintenance revenues having a 59% gross margin. The Nexvu gross margin rates were 68% and 69% for the three and nine month periods ended September 30, 2004, respectively. These margins include the costs of the appliances included in the product sales, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers. Total amortization of the software licensing fees was $25,000 and $50,000 for the three and nine month periods ended September 30, 2004. No amortization of the licensing fees occurred during 2003.

           Total operating expenses were as follows:

                                       Three months ended,              Nine months ended,
                                   ----------------------------    ------------------------------
                                   September 30,  September 30,    September 30,    September 30,
                                        2004          2003             2004             2003
                                   -------------  -------------    -------------    -------------
  Compensation                     $     788,864  $     528,571    $   2,381,112    $   1,277,269
  Travel and entertainment                70,932         22,648          210,990           45,142
  Occupancy                              145,828         29,001          204,645           99,043
  Professional services                  267,567         47,801          593,036          184,582
  Insurance                               35,615          1,764           62,195            1,764
  Depreciation and amortization           95,167         22,918          147,542           57,923
  Other operating expenses               143,693         32,916          316,068           70,105
                                   -------------  -------------    -------------    -------------
Total operating expenses           $   1,547,666  $     685,619    $   3,915,588    $   1,735,828
                                   =============  =============    =============    =============

      The majority of our operating expenses consist of compensation expenses and professional fees. During the third quarter, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 11 full time employees and one part time employee, down from a level during the second quarter that reached 30. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission. Our travel and entertainment expenses relate primarily to cost associated with our sales force. The significant increase in these expenses in the three and nine months ended September 30, 2004 as compared with the comparable periods in 2003 is due to the fact that we were still in the developmental stage of the business in 2003 and are now fully staffed with a sales force to market our product. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL along with offices for Frontrunner in Rochester, NY, as well as 11 other sales offices. During September, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. All future costs associated with closing the corporate office were accrued for in September and represented approximately $100,000. We are currently in the process of finding a sub-lessor for the space for the remaining life of the lease, which is December 31, 2005.

      The current quarter and year to date results reflect interest income on the investment of the cash raised during the private placement of our stock, which occurred primarily during the 1st quarter of 2004. With the approximate $7.5 million of gross cash raised from this stock offering, all debt was removed from our balance sheet. Total debt reduction during 2004 was $735,000. The 2003 results include interest expense from debt related to former members of Nexvu.

LIQUIDITY AND CAPITAL RESOURCES

      We have historically met our liquidity needs through loans from individuals and through equity contributions. As of September 30, 2004, we held $3.8 million of cash and cash equivalents. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to $6.6 million. Additionally, $185,000 of the capital raised was utilized to pay down long term debt, with the remaining debt of $550,000 from December 31, 2003 converted into shares of our common stock subsequent to the merger.

      As part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt. The majority of debt is a callable demand loan and is currently classified in current liabilities. We currently have no knowledge that the noteholder plans to call the debt.

      During the nine months ended September 30, 2004, we utilized $3.3 million cash from operating activities. This use of cash was primarily the result of our net loss of $3.4 million realized during the nine months ended September 30, 2004.

      We have spent approximately $171,000 on fixed assets during 2004. These expenditures were primarily for computer equipment utilized in testing our Application Performance Management product and other computer-related equipment at Nexvu. We do not expect to require significant capital expenditures in the near future.

      We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of September 30, 2004:

                                                                    Minimum
                                   Operating          Debt          Royalty
                                     Leases       Obligations       Payments
                                   ---------      -----------       --------
2004                               $ 122,062      $ 4,384,149       $ 12,500
2005                                 428,253          195,238         75,000
2006                                 198,870           31,200        100,000
2007                                  45,261                -        125,000
2008                                       -                -        150,000
                                   ---------      -----------       --------
Total contractual obligations      $ 794,446      $ 4,610,587       $462,500
                                   ---------      -----------       --------

      All debt that is callable or not in compliance is reflected in the 2004 obligations. However, we have no reason to believe that these obligations will be called by the lendor.

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

CRITICAL ACCOUNTING POLICES

      We generate revenue from licensing our software, selling hardware, consulting services and maintenance agreements. We recognize revenue in accordance with Generally Accepted Accounting Principles, as set forth in Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with respect to Certain Transactions, the Securities Exchange Commission Staff Accounting Bulletin No. 104, Revenue Recognition, and other related pronouncements. In accordance with these statements, we recognize revenue upon meeting each of the following criteria:

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

MERGER WITH FRONTRUNNER NETWORK SYSTEMS, CORP.

      On August 9, 2004, we executed an Agreement and Plan of Merger to purchase Frontrunner Network Systems, Corp., a Delaware corporation ("Frontrunner"). The merger was approved by our board of directors, the board of directors of Frontrunner, and a majority of Frontrunner's shareholders. The merger was completed on September 15, 2004. In order to complete the merger, we elected to waive the following conditions precedent:

      - the execution of a creditors' waiver agreement by one of the creditors of Frontrunner;

      - our entering into an employment agreement with James Cuppini, an executive of Frontrunner. Mr. Cuppini has continued his employment with Frontrunner without an employment agreement as of this date;

      - entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with two of its creditors (Nortel Networks, Inc. and Review Video, Inc.); and

      - Frontrunner's obtaining from Harris Trust and Savings Bank a written consent to the merger and a commitment that it will extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger agreement. The loan is a demand loan, which is presently in place as of this date.

      In consideration for Frontrunner shares, we paid $222.18 in total in exchange for all of Frontrunner's Senior Preferred Stock. All of the shares of Frontrunner's Junior Preferred Stock, Convertible Preferred Stock and common stock, and all outstanding unexpired and unexercised options and warrants to acquire Frontrunner common stock were cancelled without consideration as part of the merger.

      Each share of Senior Preferred Stock outstanding immediately prior to the effective time of the merger has been cancelled and extinguished and converted automatically into the right to receive $1.00 per share (i.e., $222.18 in the aggregate). Each share of Frontrunner's Junior Preferred Stock, Convertible Preferred Stock and common stock and any outstanding options, warrants, convertible notes, or other convertible securities or other rights to acquire shares of Frontrunner have been extinguished and cancelled without conversion or exercise. Each share of stock owned by Frontrunner or any direct or indirect wholly-owned subsidiary of Frontrunner immediately prior to the effective time of merger will be cancelled and extinguished without any conversion thereof.

      As primary consideration to be given by us in connection with the merger agreement, but not as part of the merger consideration, and for the benefit of Frontrunner, prior to the effective time of the merger, we agreed to issue up to 1,000,000 shares of our common stock to certain creditors of Frontrunner in exchange for the cancellation of indebtedness to Frontrunner by those creditors in the approximate amount of $2,252,433, excluding accrued unpaid interest and other claims. The most recent private placement of our common stock was made at $1.35 per share, which is assumed to constitute its fair market value. As of the date of this form 10-QSB, we have issued 925,000 of the 1,000,000 shares.

ITEM 3.  CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

      Our Co-Chief Executive Officers and Chief Financial Officer have evaluated our disclosure controls and procedures as of September 30, 2004, and have concluded that, as of September 30, 2004, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      None.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On September 14, 2004, the Company issued 889,122 shares of the Company's common stock and on September 24, the Company issued 35,878 shares of the Company's common stock. These issuances were pursuant to the Merger and Merger Agreement and the Creditor Waiver Agreements as filed in our 8-K's filed on August 9, 2004 and September 20, 2004. In connection with the issuance pursuant to the Merger, the Company relied upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. The Creditors were accredited investors, small in number, and all of them had access to information about the Company, Frontrunner and the Merger.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

ITEM 5. OTHER INFORMATION

      None.

ITEM 6. EXHIBITS

Exhibit Number                 Description of Document
--------------                 -----------------------
      2.1         Agreement and Plan of Merger By and Among Capital Growth Systems,
                  Inc. (the "Company"), a Florida corporation, Frontrunner
                  Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Frontrunner Network Systems Corp., a
                  Delaware corporation, was previously filed as an exhibit to the
                  Company's Current Report on Form 8-K, filed August 13, 2004 (SEC
                  File No. 000-30831), and is incorporated herein by reference.

      10.1        Creditor Waiver and Consent Agreement By and Among Frontrunner
                  Network Systems Corp., Capital Growth Systems, Inc., a Florida
                  corporation (the "Company"), and Bluestem Capital Partners II,
                  Limited Partnership, Mesirow Capital Partners VI, The Edgewater
                  Private Equity Fund II, L.P., Philip Kenny and James Cuppini, was
                  previously filed as an exhibit to the Company's Current Report on
                  Form 8-K, filed September 20, 2004 (SEC File No. 000-30831) and is incorporated herein by reference.

      10.2        Escrow Agreement By and Among Capital Growth Systems, Inc., a
                  Florida corporation (the "Company"), Frontrunner Representative,
                  Inc., as the escrow agent, and Bluestem Capital Partners II, Limited
                  Partnership, Mesirow Capital Partners VI, The Edgewater Private
                  Equity Fund II, L.P., Philip Kenny and James Cuppini, was previously filed as an exhibit to the Company's Current Report on Form 8-K, filed September 20, 2004 (SEC File No. 000-30831) and is
                  incorporated herein by reference.

      31.1 Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.3        Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley
                  Act of 2002.

      32          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                  Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1        Separation and Severance Agreement Between Capital Growth Systems,
                  Inc., a Florida corporation (the "Company"), and Scott Allen, dated
                  August 30, 2004 was previously filed as an exhibit to the Company's
                  Current Report on Form 8-K, filed September 3, 2004 (SEC File No.
                  000-30831), and is incorporated herein by reference.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                         CAPITAL GROWTH SYSTEMS, INC.

                                         BY: /s/ Lee Wiskowski
                                           -------------------------------------
                                             Lee Wiskowski, Co-Chief Executive
                                             Officer

                                         BY: /s/ Douglas Stukel
                                           -------------------------------------
                                             Douglas Stukel, Co-Chief Executive
                                             Officer

                                         BY: /s/ Derry L. Behm
                                           -------------------------------------
                                             Derry L. Behm, Chief Financial
                                             Officer

Dated:  November 15, 2004

                                  EXHIBIT INDEX

Exhibit Number                 Description of Document
--------------                 -----------------------
     2.1         Agreement and Plan of Merger By and Among Capital Growth Systems,
                 Inc. (the "Company"), a Florida corporation, Frontrunner
                 Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of the Company, and Frontrunner Network Systems Corp., a
                 Delaware corporation, was previously filed as an exhibit to the
                 Company's Current Report on Form 8-K, filed August 13, 2004 (SEC
                 File No. 000-30831), and is incorporated herein by reference.

     10.1        Creditor Waiver and Consent Agreement By and Among Frontrunner
                 Network Systems Corp., Capital Growth Systems, Inc., a Florida
                 corporation (the "Company"), and Bluestem Capital Partners II,
                 Limited Partnership, Mesirow Capital Partners VI, The Edgewater
                 Private Equity Fund II, L.P., Philip Kenny and James Cuppini, was
                 previously filed as an exhibit to the Company's Current Report on
                 Form 8-K, filed September 20, 2004 (SEC File No. 000-30831) and is incorporated herein by reference.

     10.2        Escrow Agreement By and Among Capital Growth Systems, Inc., a
                 Florida corporation (the "Company"), Frontrunner Representative,
                 Inc., as the escrow agent, and Bluestem Capital Partners II, Limited
                 Partnership, Mesirow Capital Partners VI, The Edgewater Private
                 Equity Fund II, L.P., Philip Kenny and James Cuppini, was previously filed as an exhibit to the Company's Current Report on Form 8-K, filed September 20, 2004 (SEC File No. 000-30831) and is
                 incorporated herein by reference.

     31.1 Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.3        Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley
                 Act of 2002.

     32          Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1        Separation and Severance Agreement Between Capital Growth Systems,
                 Inc., a Florida corporation (the "Company"), and Scott Allen, dated
                 August 30, 2004 was previously filed as an exhibit to the Company's
                 Current Report on Form 8-K, filed September 3, 2004 (SEC File No.
                 000-30831), and is incorporated herein by reference.