Form 10KSB/A
period 2003-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-01-14
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A
                                (Amendment No. 3)
                                   (Mark One)

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

          50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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

      As of December 31 2004, the issuer had outstanding 16,940,754 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

      Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                                                                     PAGE
Item 1.  Description of Business............................................................................           1

Item 2.  Description of Property............................................................................          12

Item 3.  Legal Proceedings..................................................................................          12

Item 4.  Submission of Matters to a Vote of Security Holders................................................          12

Item 5.  Market for Common Equity and Related Stockholder Matters...........................................          12

Item 6.  Management's Discussion and Analysis or Plan of Operation..........................................          14

Item 7.  Financial Statements...............................................................................          17

Item 8.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............          18

Item 8A. Controls and Procedures............................................................................          18

Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act..................................................          19

Item 10. Executive Compensation.............................................................................          22

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.....          25

Item 12. Certain Relationships and Related Transactions.....................................................          27

Item 13. Exhibits and Reports on Form 8-K...................................................................          30

Item 14. Principal Accountant Fees and Services.............................................................          32

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


      In addition to seeking to make enhancements to the Nexvu Analyzer and Command Center Appliances, we plan to extend the Nexvu Analyzer product line. We may seek to develop products that assist information technology organizations in monitoring Voice over Internet Protocol (VoIP) environments and products that monitor business activity such as retail sales transactions, supply chain delivery or call center activity. These products are in the discussion stages only, no plans or products have been developed and there is no assurance that any of them will be developed.


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


      We intend to utilize a channel approach to penetrate the mid-sized businesses. The channel approach will allow value-added resellers, or "VARs" to market and sell our product to end users. We anticipate that our VARs will be businesses that focus only on high-end technology products and provide integrated systems and networking products to mid-size companies and networks across the nation. We currently have agreements with the following six VARs:
Continental Resources, Gee Communications, Meridian IT Solutions, Hartford Computer Group, Next Step Technology, and JDM Infrastructure. Under these agreements, the value-added resellers agree to sell the Nexvu Command Center Appliance and Analyzer Appliances and our software maintenance support services to end users of the products or services. The agreements grant the resellers the right to purchase the Nexvu Command Center Appliance and Nexvu Analyzer Appliance at a 30% discount to our list price, and an annual maintenance and support license for each product at a 15% discount. These discounts are based on a commitment by each reseller to sell $1.5 million worth of products and services. If a reseller does not reach this level, we have the right to change the discount granted to that reseller. If a reseller sells $1 million of our products and services in a nine-month period, they will be able to purchase the Command Center and Analyzer appliances at a discount of 35% of the list price. Under the agreements the resellers have the right to "co-brand" our products, which means that the products could be sold under a name different from the Nexvu name which is mutually agreed upon between us and the reseller, followed by the Nexvu name in a phrase such as "powered by Nexvu." Each agreement has a term of one-year, and will automatically renew for successive one-year periods unless terminated by either party on thirty days' written notice. As of December 31, 2003, we had $21,000 in revenues. During 2004, we had approximately $37,000 in revenues.


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


      -        Network General                -        Apogee Networks


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

PATENTS AND PROPRIETARY TECHNOLOGY


      We have proprietary technology and confidential software code. Virtually all of the software used in our products has been developed by a product development team of eight individuals as well as by our Chief Technology Officer, Rory Herriman. None of the individuals involved in the development of our software has any ownership interest in this technology. Two pieces of network monitoring software used in one component of our products were developed by a third party. On August 31, 2002, we entered into software licensing agreements with this third party for each of the two pieces of software. Each agreement grants us a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The license expressly grants us the right to sell or license products incorporating the third party's software. We have paid a total licensing fee of $300,000 for the two pieces of software and, in addition, agreed to pay a total royalty of $50 for each device we sell that includes the software. The agreements call for minimum royalty payments totaling $500,000, covering both products, payable on a quarterly basis beginning at the start of the quarter following our first customer shipment. The quarterly payments range from $12,500 for the first year to $37,500 for the fifth year. We made the first payment for the quarter ended March 31, 2004 in the amount of $12,500. Once we have paid a total of $500,000 in royalty payments, either in connection with sales of our products or through the minimum payments, the licenses for both pieces of software will be considered fully paid. The agreements give us the option to receive upgrades for each piece of software in consideration for a total annual fee of $15,000, payable for as long as we desire upgrades. The agreements also call for an annual maintenance fee of $15,000, also covering both pieces of software. The first payment, which was mandatory, was made one year after the delivery of the software. We are obligated to make further annual maintenance payments only if we desire the maintenance services. We chose to retain maintenance services and paid the annual maintenance/update fee. Each license agreement has a term of five years with provision for annual renewals thereafter, and may be terminated by either party in the event of a payment default or material breach, except that the licensor may not terminate the agreement if we have made total royalty payments of $500,000. We intend to make patent applications with respect to the Nexvu Analyzer and Command Center Appliances, but have not yet done so. There is not assurance that, if these patent applications are filed, that they will be approved.


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

Statement of Members' Equity (Deficit) for the years ended December 31, 2003 and December
31, 2002, and from February 28, 2002 (Inception) to December 31, 2003                                        F-17


Notes to Consolidated Financial Statements                                                                   F-18

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

The accompanying notes are an integral part of these financial statements

NEXVU TECHNOLOGIES, LLC

(A DEVELOPMENT STAGE ENTERPRISE)

STATEMENTS OF MEMBERS' EQUITY (DEFICIT)
DECEMBER 31, 2003 AND 2002


                                             Members' Interest                   $ Amount                                  Total
                                         --------------------------      -------------------------      Retained          Members'
                                           Class A         Class B         Class A        Class B        Deficit          Equity
                                          ---------       ---------      ----------     ----------     -----------      -----------
BALANCE FEBRUARY 28, 2002                         -               -      $        -     $        -     $         -      $         -
Net Loss                                                                                                (1,126,917)      (1,126,917)
                                          ---------       ---------      ----------     ----------     -----------      -----------
MEMBERS' EQUITY, END OF PERIOD                    -               -               0              0      (1,126,917)      (1,126,917)
                                          ---------       ---------      ----------     ----------     -----------      -----------
Issuance of Class A Member Interest,
   Loan Conversion                        2,837,950                       1,034,907                                       1,034,907
Issuance of Class A Member Interest,
   Cash Contributions                                     5,619,375                      1,825,000                        1,825,000
Issuance of Class A Member Interest,
   Loan Conversion                                        3,617,954                      1,175,000                        1,175,000
Net Loss                                                                                                (2,637,633)      (2,637,633)
                                          ---------       ---------      ----------     ----------     -----------      -----------
MEMBERS' EQUITY, END OF PERIOD            2,837,950       9,237,329      $1,034,907     $3,000,000     $(3,764,550)     $   270,357
                                          ---------       ---------      ----------     ----------     -----------      -----------


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

NOTE 3 - Going Concern


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. This basis of accounting contemplates the recovery of the Company's assets and the satisfaction of its liabilities in the normal course of business. Through December 31, 2003, the Company had incurred cumulative losses of $3,764,550. The Company's successful transition from a development stage company to attaining profitable operations is dependent upon obtaining financing adequate to achieving a level of revenues adequate to support the Company's cost structure. Subsequent to the date of these financial statements the Company has received a total of $7,605,230 in gross proceeds from a private placement offering and an additional $550,000 in bridge loans have been converted into common stock. See Note 9, Subsequent Events.


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

CODE OF ETHICS


      On January 29, 2004, our board of directors adopted a Code of Ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173. A copy of the
Code of Ethics has been filed as an exhibit to this report.


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


(9) The business address of Mr. Herriman and Mr. Allen is 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173.


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


      On December 1, 2003, we entered into a Business and Financial Advisory Agreement with Grander, LLC. For its services, Grander and its designees have been paid a fee of $761,000 for advising us in connection with the structuring of our acquisition of Nexvu, establishment of commercial and strategic partnerships and joint ventures, development of our marketing plans, financial models, financial strategies and structuring of our private offering. The agreement terminated upon the closing of our private offering on April 15, 2004. The designees of Grander are Lee Wiskowski and Douglas Stukel, both of whom are members of our Board of Directors and the individuals who helped provide advisory services to us under the agreement.


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


DATED:  January 14, 2005


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                                 TITLE                                  DATE
/s/ Douglas Stukel                  Director and Co-Chief Executive Officer           January 14, 2005
--------------------------------
Douglas Stukel

/s/ Lee Wiskowski                   Director and Co-Chief Executive Officer           January 14, 2005
--------------------------------
Lee Wiskowski

/s/ Robert T. Geras                 Director                                          January 14, 2005
--------------------------------
Robert T. Geras

/s/ Philip B. Kenny                 Director                                          January 14, 2005
--------------------------------
Philip B. Kenny

/s/ David A. Beamish                Director                                          January 14, 2005
--------------------------------
David A. Beamish

/s/ Derry L. Behm                   Chief Financial Officer                           January 14, 2005
--------------------------------
Derry L. Behm