Form 10QSB/A
period 2004-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-01-14
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A


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

            Yes [X]  No [ ]


            The total number of shares outstanding of the issuer's common stock, par value $.0001, as of December 31, 2004 is 16,940,754.


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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. CGSI is in the process of calculating valuations of certain intangible assets, and obtaining third party verification of the valuations; thus, the allocation of the purchase price is subject to refinement. The resulting preliminary goodwill arises from the Company's perception of the value of the existing customer base of Frontrunner to Nexvu. Additionally, the existing infrastructure at Frontrunner, with their Network Operating Center (NOC) will enable Nexvu to expand the sales opportunities for their existing product.


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


      Prior to the acquisition announcement of Frontrunner, the Company had no relationship with Frontrunner. However, between the announced merger and the final closing of the merger, the Company issued a note to Frontrunner in the amount of $250,000.


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


Dated:  January 14, 2005

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