Form 10KSB
period 2004-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-05-04
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2004

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
(Name of small business issuer in its charter)

Florida	65-0953505
(State other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173
(Address of principal executive offices)

630-872-5800
(Issuer’s telephone number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:

Title of each class:    None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: common stock, $.0001 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X     No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $4,296,800

The issuer is unable to calculate the aggregate market value of voting stock held by non-affiliates as of a recent date because the issuer is not aware of any market for its shares of common stock.

As of April 25, 2005, the issuer had outstanding 16,940,754 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes           No    X

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Factors Affecting Future Performance.” These forward-looking statements represent our estimates and assumptions only as of the date of this report, and we do not assume any obligation to update any of these statements.

PART I

Item 1.    Description of Business.

Background

Capital Growth Systems, Inc. was organized as a Florida corporation on September 29, 1999. We were a developmental stage company and had no revenue through December 31, 2003. From our inception through December 31, 2003, our activities were limited to actions related to our organization and the preparation of the documents necessary for us to be registered with the Securities and Exchange Commission. During this period, we operated as a “shell” company conducting virtually no business operations, other than our efforts to seek a merger partner or acquisition candidate. Throughout this period we had no full time employees and owned no real estate. We were created to effect a merger, exchange of capital stock, asset acquisition or other similar business combination with an operating or development stage business, which we will refer to as a “target business,” which desired to utilize our status as a reporting company under the Securities Exchange Act of 1934.

On January 28, 2004, we effectuated a business combination by entering into an Agreement and Plan of Merger whereby we acquired 100% of the ownership of Nexvu Technologies, LLC, a Delaware limited liability company, which we will refer to as “Nexvu,” by merging it in a reverse triangular merger with our wholly-owned subsidiary, Nexvu MergerSub, LLC, a Delaware limited liability company. Nexvu was originally formed on February 28, 2002 under the name of Siegler Technology & Development, L.L.C. to develop and market software and hardware products and solutions for communication networks. It changed its name to “Nexvu, LLC” on January 29, 2003, and to “Nexvu Technologies, LLC” on October 22, 2003.

Craig Siegler organized Siegler Technology & Development and therefore is considered Nexvu’s promoter. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, acted as the manager of Nexvu from its inception through June 2003. Mr. Siegler’s only current relationship with us is as the beneficial owner of over 5% of our common stock. From July 2003 through June 2004, Mr. Siegler provided consulting services to Nexvu, which is now a wholly-owned subsidiary of ours. For his services, Mr. Siegler was paid $50,000. On June 27, 2003, Nexvu issued a total of 2,837,950 Class A membership interests to Craig Siegler, the promoter of Nexvu. The consideration for these shares was $1,034,907, which had been advanced by Mr. Siegler to Nexvu during the period from the inception of Nexvu on February 28, 2002 through June 27, 2003. The issuance of the shares eliminated our obligation to repay those advances.

As a result of the above merger, the owners of Nexvu became the majority owners of our company and Nexvu became the surviving company for financial statement purposes. We serve as Nexvu’s holding company. Nexvu is engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems and applications.

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

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner Network Systems Corp., a Delaware corporation, which we will refer to in this report as “Frontrunner.” Frontrunner began in 1976 as the network integration arm of Frontier Corporation in upstate New York. In April 1999, Frontrunner was purchased from Frontier Corporation and taken private in combination with the acquisition of certain assets and certain liabilities of Telecom Midwest, LLC. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video and advanced applications. Frontrunner designs, installs and services customer-premise voice, data and video networks. It also resells communication equipment to the small and mid-sized business segment. In 2003, Frontrunner shifted its business model to concentrate more on services, focusing on applications and design services in voice, video and data. Frontrunner launched its network products which leverage the service center on a wholesale basis to other service providers who provide these services on a retail basis to end users. This model leverages Frontrunner’s centralized resource center which includes second and third level voice, video and data engineers which enhance voice and data monitoring. Frontrunner also provides network maintenance and monitoring services, consulting and outsourcing with regard to networks and information technology. Frontrunner has expanded its line of offerings to include larger systems, multiple locations, call centers and integrated voice response applications. Frontrunner is now a Voice over Internet Protocol (VoIP) certified company. Most of Frontrunner’s customers are located in the northeast United States. Frontrunner represents Nortel voice and data, Siemens voice, Cisco data and Polycom video.

The addresses of our websites are www.nexvu.com and www.frontrunnernetworks.com. The information in, or that can be accessed through, our websites is not part of this report.

Business Combination

Nexvu

The form of the business combination with Nexvu was a merger in which we issued 8,558,500 shares of our common stock in exchange for 100% of the membership interests in Nexvu. In addition, pursuant to a loan conversion agreement, we issued:

•
an additional number of shares of our common stock needed to convert the amount of new bridge loans funded by Nexvu members from November 15, 2003 through the merger closing into shares of our common stock at a conversion price of approximately $0.95 per share, for a total of 577,500 shares; and

•	warrants expiring December 31, 2006 to purchase 638,889 of our common stock at $1.35 per share.

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

The merger agreement further provided that, on closing of the merger, at least three designees of Nexvu, all of whom were Nexvu’s principal officers, would become members of our board of directors. These persons were elected to the following positions: Scott Allen, CEO and CFO; Rory Herriman, Chief Technology Officer; and Robert T. Geras, Chairman of the Board. We also entered into an indemnification agreement at the closing of the merger in which we agreed to indemnify and hold harmless all five of our directors against certain liabilities for actions taken in good faith on our behalf or on behalf of Nexvu. Scott Allen resigned as the CEO, CFO and director on August 30, 2004. Rory Herriman resigned as a director on August 31, 2004. We added David Beamish and Philip Kenny to fill the board seats vacated by them.

The consideration for this transaction was arrived at arms-length negotiations between Nexvu and us. In connection with the merger we changed our fiscal year end from May 31 to December 31, which is the fiscal year end of Nexvu.

Frontrunner

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 925,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

The merger agreement contained certain conditions precedent including: (i) requiring certain creditors of Frontrunner to execute creditor waiver agreements; (ii) James Cuppini entering into an employment agreement with Frontrunner; (iii) entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with certain other of its creditors; and (iv) Frontrunner obtaining from Harris Trust and Savings Bank, a consent to the merger and a commitment that it would extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger (approximately $3,920,000). We waived all of the conditions precedent except the entry into certain creditor waiver agreements and our issuance of common stock to those creditors.

Frontrunner entered into creditor waiver agreements with several of its identified creditors. All but one of these identified creditors (John Jellinek) executed the creditor waiver agreements. The following identified creditors entered into the creditor waiver agreements and we, in turn, issued a total of 925,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny and James Cuppini, and reserved the remaining 75,000 shares, for possible later issuance to John Jellinek. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners L.P. and 21st Century Communications Foreign Partners, L.P.) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the President of Frontrunner through the merger until his resignation on March 17, 2005.

Fifteen percent (15%) of the 925,000 shares issued to the participating creditors, approximately 138,750 shares was deposited in escrow to be held for a year for the purpose of settling or litigating claims. Each of the creditors agreed to indemnify and hold us harmless against the creditor’s pro rata portion of any merger agreement losses incurred by us. Merger agreement losses are those losses or liabilities that we incur as a result of a breach or an inaccuracy of any of the representations or warranties made by Frontrunner to us pursuant to the merger agreement. This indemnity obligation is limited to and satisfied solely from the creditor shares held in escrow. No merger agreement loss claims have been filed with us, nor do we have any knowledge of any pending merger agreement loss claims. Mr. Kenny is the owner of the escrow agent for this account.

Frontrunner has a customer base of over 1,000 companies along with an installed, fully functional Network Operating Center (“NOC”) which will enable us to extend current Nexvu product offerings with a set of Remote Network and Application Performance Monitoring Services.

Industry Background

Nexvu

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

The International Standards Organization outlines the primary functions of network management systems as being focused on the five conceptual areas, also known as “FCAPS”:

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

Frontrunner

The market has been trending towards a convergence of voice, data and video networks. While voice switching networks are still a viable commodity, increased investment in LAN/WAN upgrades will enable these networks to support data, voice and video applications over common Internet protocol transports. The professional services required to build, monitor and maintain these complex networks will be the differentiator.

Our Products and Services

Nexvu

We have developed a suite of software application performance management tools and products which address a chronic problem facing companies today: how to measure and ensure that a company’s business critical software applications function as efficiently and effectively as intended. Organizations with highly distributed operational environments, such as banks, retailers, health care organizations and insurance companies, face the additional challenge of often having to support these software applications remotely.

We believe we have established a relatively low-cost means of significantly improving the ability to manage remote applications. Our principal product is a hardware appliance loaded with our proprietary software, which is installed at points within a customer’s data network. The appliance can measure, monitor and analyze over 900 protocols combining to support 3,200+ different applications and network based services and sends an “alert” message every time the application or services are not running within an acceptable level of performance. This enables the customer to identify that a problem exists and to pinpoint the cause of the problem, often before the “crash” of the application occurs.

On June 30, 2003, we introduced our performance management solution, the Nexvu Application Performance Management System 2.0, also known as the “Nexvu Manager System.” The system has since been renamed the “Nexvu Analyzer System.” We have worked with several companies functioning as beta testers throughout the design phase of the product. They have been instrumental in providing input as it relates to business problems, particularly industry-specific challenges that need to be met today and in the future.

The Nexvu Analyzer System has two major components - the Nexvu Analyzer Appliance and the Nexvu Command Center Appliance. The Nexvu Analyzer Appliance is considered the nerve center of the Nexvu Application Performance Management System. Residing within the customer’s data network, the Nexvu Analyzer Appliance collects performance management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once this information is collected, the Nexvu Analyzer Appliance assesses the information looking for performance trends and providing network operators with information to avoid a negative impact on the user’s business.

The Nexvu Analyzer Appliance is engineered for highly distributed environments and is designed to be easy to deploy and operate. Our software is loaded directly into an appliance, which can be mounted onto a rack and installed by non-technical personnel. Additionally, the Nexvu Analyzer Appliance contains a series of analysis tools that provide network operators and field personnel the ability to troubleshoot outages from remote locations and potentially restore an outage without dispatching technical resources to the site. Once connected to our appliance, service personnel can utilize trouble-shooting features included in the appliance to evaluate potential problems and take action to resolve many problems remotely. It also allows “packet capture,” which enables IT personnel to understand what network components and services are working in a troubled environment.

Information is transmitted to users by the Nexvu Command Center Appliance, which is responsible for managing all Nexvu Analyzer Appliances throughout the customer’s environment. This includes configuration and administration, centralized software upgrades and common point of user access. The customer typically will have one Nexvu Command Center Appliance for approximately every 500 Nexvu Analyzer Appliances. As a self-contained appliance which can be mounted onto a rack, the Nexvu Command Center Appliance can be easily installed in the data center or network operations center without advanced technical support.

In August of 2003, we received our first purchase order for the Nexvu Analyzer System from Bally’s Total Fitness. Although we had only one order as of December 31, 2003, we do not believe that our business model will result in our having significant reliance on any individual customer in the future.

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

Frontrunner

Frontrunner markets a network solution approach through its field sales force directly to the small and mid-sized business segment. Frontrunner is an authorized distributor of premier vendors such as Nortel, Cisco, Siemens-Rolm and Polycom. These solutions include Nortel and Siemens voice hardware, Cisco and 3COM data hardware, and Polycom video units and video network bridges. Frontrunner has traditionally sold follow-up services into its established base and more recently has provided advanced professional services including contact center design and installation, remote network monitoring and management and network security. Frontrunner also maintains the installed equipment for its customers.

Frontrunner operates its own service fleet for installation and repair in its core markets. It also owns and operates a Network Operations Center (NOC) in Rochester, New York. This NOC provides round-the-clock network fault management, service response and repair processes for Frontrunner’s entire customer base.

Frontrunner has recently added advanced retail voice and data network applications including, virtual private networks, VoIP networks, and several versions of IP Telephony (or phone calls over the Internet) to its existing product set.

Product Features

Nexvu

The Nexvu Analyzer System is designed to apply the critical functions performance management of the customer’s business-critical applications. We believe that the following features will prove beneficial to information technology departments:

•	Comprehensive collections of data relating to business application performance, utilization and effectiveness;

•	Real-time performance analysis at the distributed locations, ensuring minimal impact to wide area network bandwidth;

•
Support which is “pre-configured,” so that no additional programming is required, for 900+ protocols and 3200+ applications, including Voice/Video over Internet Protocol, or “VOIP” and Internet protocol security, or “IPSEC” and Cisco ISL;

•	Alerts to management to ensure minimal impact on business operations;

•	Solutions which are easy to deploy and operate, to be readily installed by non-technical personnel, yet centrally managed;

•	Cost-effective solutions designed for large-scale deployments;

•	New technology solutions integrating performance and fault management leveraging the data capture and trend analysis across each system;

•	Architecture that supports the integration of third party tools to leverage existing technology investment; and

•	System architecture designed for international deployment through the use of language catalogs.

Frontrunner

Frontrunner designs, installs and services customer-premise voice/data/video networks. Frontrunner is a value-added reseller of communications equipment to the small-mid business segment. Frontrunner represents NORTEL voice and data equipment, Siemens voice, Cisco data, and Polycom video. Frontrunner’s professional services portfolio includes network maintenance and monitoring, consulting and outsourcing in both the network and information technology space to monitor, manage, impose network security, and repair service outages for customer networks. Frontrunner has expanded its product line over the last five years to include larger systems, multi-locations, call center/Integrated Voice Response (IVR) applications and is now Voice over Internet Protocol (VOIP) certified. Frontrunner offers PBX switching equipment and supporting add-ons (e.g. voice mail, wireless customer premise equipment extensions, business network (LAN/WAN) switches and routers, videoconferencing equipment for private business networks, and contact center management hardware and software). Frontrunner provides direct service in the Northeast, and has a network of affiliated subcontractors providing service coverage for the remaining 48 states and Hawaii.

Frontrunner plans to provide two new services for remote application monitoring and management in the second quarter of 2005. Beta field testing is currently underway. These services will be available on a nation-wide basis; both for direct retail sale and resale (or private labeling) by Frontrunner business partners.

Sales and Marketing

Nexvu

Target Markets. We have targeted Fortune 2000 companies with highly distributed operating environments comprised of hundreds to thousands of remote locations with thousands of application users. We intend to focus on a subset of the Fortune 2000 market within the retail, call center, insurance, banking and health care industries. Future product offerings are expected to address vertical industry solutions that will more comprehensively meet the needs of each company, resulting in additional sales and increased penetration targeted for each segment. We believe that these industry segments offer the greatest immediate opportunity based on direct feedback from customers and suppliers relative to the challenges they face, with each location critical to the business. It is imperative to ensure the application performance, availability and usability in these locations based on their mission-critical business activity, which includes the following:

•	Customer transactions, such as in retail stores and branch banks, where customer revenue and customer satisfaction may be affected;

•	Transaction processing locations, such as in insurance companies or call centers, where customer satisfaction and productivity may be affected; and

•	Communication transactions, such as for fire and police services, where safety/lives are affected.

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

We intend to utilize a channel approach to penetrate the mid-sized businesses. The channel approach will allow value-added resellers, or “VARs” to market and sell our product to end users. We anticipate that our VARs will be businesses that focus only on high-end technology products and provide integrated systems and networking products to mid-size companies and networks across the nation. We currently have agreements with the following six VARs: Continental Resources, Gee Communications, Meridian IT Solutions, Hartford Computer Group, Next Step Technology, and JDM Infrastructure. Under these agreements, the value-added resellers agree to sell the Nexvu Command Center Appliance and Analyzer Appliances and our software maintenance support services to end users of the products or services. The agreements grant the resellers the right to purchase the Nexvu Command Center Appliance and Nexvu Analyzer Appliance at a 30% discount to our list price, and an annual maintenance and support license for each product at a 15% discount. These discounts are based on a commitment by each reseller to sell $1.5 million worth of products and services. If a reseller does not reach this level, we have the right to change the discount granted to that reseller. If a reseller sells $1 million of our products and services in a nine-month period, they are entitled to purchase the Command Center and Analyzer appliances at a discount of 35% of the list price. Under the agreements the resellers have the right to “co-brand” our products, which means that the products could be sold under a name different from the Nexvu name which is mutually agreed upon between us and the reseller, followed by the Nexvu name in a phrase such as “powered by Nexvu.” Each agreement has a term of one-year, and will automatically renew for successive one-year periods unless terminated by either party on thirty days’ written notice. During 2004, we had approximately $37,000 in revenues originating from our VAR’s.

Our revenues will be generated from three major sources:

•	Sales of licenses for our software and related cost of the hardware appliance;

•	Maintenance contracts for our software licensing agreements; and

•	Professional services for consulting on related information technology infrastructure issues.

Frontrunner

Frontrunner’s distribution network is a direct sales force channel located in the Northeast. Frontrunner also has a growing network of business partners who act as agents who resell Frontrunner products and services to a wider geographic area.

Suppliers and Installation

Nexvu

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

Suppliers. We have no direct manufacturing requirements. Our software is designed for installation on any Intel-based server. Although the hardware server appliance can be any Intel based server, we are presently utilizing Gateway as our primary appliance supplier and are currently in the process of adding support for additional tier 1 manufacturers including, but not limited to, IBM and Dell.

Installation. We have designed our products so that they may be installed by customers ensuring minimal disruption to the customer’s business. Installations can be done by non-technical personnel with minimal assistance. However, we expect to establish partnerships with industry-leading professional services firms to accommodate any unique customer requirements.

Frontrunner

Suppliers. Frontrunner purchases the majority of its sold equipment (approximately 80%) from four major manufacturers: Nortel, Siemens, Polycom and Cisco. Frontrunner buys directly from Nortel and Siemens and uses distributors to purchase the Polycom and Cisco gear. Remaining ancillary equipment of various types and brands are purchased from a number of equipment resellers. For the major manufacturers, this equipment would qualify as standard product, shipped directly from the factory without any special manufacturing requirements.

Installation. The equipment is installed by certified Frontrunner technicians trained in the various manufacturers’ product lines, or by certified technicians subcontracted by Frontrunner.

Competition

Nexvu

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

There are several organizations and companies who have combined many application performance management functions into products and solutions that have traditionally operated profitably. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management into their products:

• Network General • Netscout • Concord Communications • Agilent • Acterna • Wildpackets • Network Instrument	• Apogee Networks • Compuware • Micromuse • Tavve Networks • Niksun • Candle Communications • Lucent

Many of the application performance management products are developed, marketed and sold by the following organizations:

• Mercury Interactive • Cisco • NetQOS	• Netiq • Concord Communications • Compuware

Frontrunner

Business competition comes from similar-sized firms located in Frontrunner’s regional geographic markets and national firms that largely compete for Frontrunner’s top strata of customers. Competition is based upon price, quality of equipment sold, technical service/support provided, and breadth of product line offered. Frontrunner’s value proposition is to provide superior services at affordable prices.

Dependence on Major Customers

Nexvu

Through December 31, 2004, Nexvu had only 12 customers. As this is still a startup company, the company is highly dependent on most customers for repeat business. However, the three most critical customers for the company are DS Waters, LLC, Sears, and EDS. A loss of any of these three customers could have a material adverse impact on the company’s business operations.

Frontrunner

Frontrunner currently has over 1000 customers. Two customers accounted for approximately 34% of the revenues of Frontrunner during the stub period from September 15, 2004 through December 31, 2004. ITT Industrial Space Systems accounted for 22% and Wegmans Supermarkets accounted for 12% of Frontrunner’s business. A loss of either of these customers would have a material adverse impact on the company’s business operations.

Seasonal Trends

Seasonal purchasing trends for technology capital spending may cause our quarterly operating results to fluctuate. Typically, a disproportionate amount of technology spending occurs during the fourth quarter of a calendar year, with a significant drop-off in spending usually occurring in the first quarter of a calendar year.

Research and Development

Nexvu

During the fiscal years ended December 31, 2004 and December 31, 2003, Nexvu spent $1.7 million and $1.4 million, respectively, on research and development activities. Research and development costs include cost of developers and system engineers, as well as overhead costs while developing our product. These costs are not directly borne by customers, but rather are inherently built into the pricing of our products to our customers.

Frontrunner

During fiscal years ended December 31, 2004 and December 31, 2003, Frontrunner did not incur any research and development expenditures.

Patents and Proprietary Technology

Nexvu

We have a proprietary technology and confidential software code. Virtually all of the software used in our products has been developed by a product development team of eight individuals, as well as, by our Chief Technology Officer, Rory Herriman. None of the individuals involved in the development of our software has any ownership interest in this technology. Two pieces of network monitoring software used in one component of our products were developed by a third party. On August 31, 2002, we entered into software licensing agreements with this third party for each of the two pieces of software. Each agreement grants us a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The license expressly grants us the right to sell or license products incorporating the third party’s software. We have paid a total licensing fee of $300,000 for the two pieces of software and, in addition, agreed to pay a total royalty of $50 for each device we sell that includes the software. The agreements call for minimum royalty payments totaling $500,000, covering both products, payable on a quarterly basis beginning at the start of the quarter following our first customer shipment. The quarterly payments range from $12,500 for the first year to $37,500 for the fifth year. We made the first payment for the quarter ended March 31, 2004 in the amount of $12,500. Once we have paid a total of $500,000 in royalty payments, either in connection with sales of our products or through the minimum payments, the licenses for both pieces of software will be considered fully paid. The agreements give us the option to receive upgrades for each piece of software in consideration for a total annual fee of $15,000, payable for as long as we desire upgrades. The agreements also call for an annual maintenance/update fee of $15,000, also covering both pieces of software. The first payment, which was mandatory, was made one year after the delivery of the software. We are obligated to make further annual maintenance payments only if we desire the maintenance services. We chose to retain maintenance services and paid the annual maintenance/update fee. Each license agreement has a term of five years with provision for annual renewals thereafter, and may be terminated by either party in the event of a payment default or material breach, except that the licensor may not terminate the agreement if we have made total royalty payments of $500,000. We intend to make patent applications with respect to the Nexvu Analyzer and Command Center Appliances, but have not yet done so. There is no assurance that, if these patent applications are filed, that they will be approved.

Frontrunner

Frontrunner entered into a Software Development Agreement with InfoSpectrum on March 16, 1994, for the development of a custom designed enterprise resource planning system for a network integrator, including delivery of the system and user and technical documentation (“SSI Agreement”). The SSI Agreement further provides that upon termination of the SSI Agreement, for any reason, InfoSpectrum will deliver to Frontrunner one copy of all data, information and other material acquired or compiled by InfoSpectrum in respect of its services or the system, including a source code, object code and technical documentation. Frontrunner pays InfoSpectrum a monthly maintenance fee in the amount of $16,000. James Cuppini, Frontrunner’s former President is a 49% owner of InfoSpectrum.

Employees

As of December 31, 2004, Nexvu had approximately 13 full time employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support, installation technicians, IT support and customer support. None of our employees are covered by a collective bargaining agreement. Frontrunner has approximately 87 full time employees. We believe all relations with our employees are satisfactory.

Factors Affecting Future Performance

The following are important factors which relate to our business:

We have historically lost money and losses may continue. We have incurred losses since our inception, and cannot assure you that we will achieve profitability. We incurred a net loss from operations of $21,362 in the fiscal year ended May 31, 2003 and $14,929 in the seven-month transition period ended December 31, 2003. Nexvu, which is considered our predecessor for accounting purposes, lost $2,637,633 in the year ended December 31, 2003 and $1,126,917 in the year ended December 31, 2002. Our losses for the year ended December 31, 2004 were $4,926,877. To succeed, we must develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

We face the risk of product obsolescence if we fail to develop new products. We expect that the market for our products will be characterized by rapidly changing technology and new product introductions. Our success will depend, in part, upon our continued ability to provide products with the advanced technological qualities desired by our customers, to enhance and expand our existing product offerings and to develop in a timely manner new products that achieve market acceptance. Failure to enhance and expand existing product offerings or failure to develop new products could have a material adverse effect on our business, results of operations and financial condition.

Competition in the application performance management business is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our products. Additionally, there can be no assurances that we will be able to successfully develop the next generation of products necessary to establish a lead on the market or that if we are able to do so, that customer acceptance for these products could continue. Replication by competitors of our existing products, failure to develop new products or failure to achieve acceptance of products could have a material adverse effect on our business and financial condition.

Given the software intense nature of our business, once a product is developed, competition has the ability to lower its pricing significantly to gain market share, due to the minimal incremental cost to product production. Additionally, certain aspects of the market may be lost to the extent over time “free” software is developed to address this functionality. These factors could have a material adverse effect on our business and financial condition.

In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers as to the survivability of the company. Even if we are profitable, we may experience significant resistance from prospective customers due to our relatively small size. This could be exacerbated to the extent we fail to attain break-even profitability quickly. This resistance could have a material adverse effect on our results of operations and financial condition.

Risk of Delayed Development of Application Performance Market. Our ability to achieve significant revenues is dependent in large part on companies’ recognizing the need for and allocating portions of their technology budget to application performance management products. It is possible that the application performance management market will not grow appreciably, or that it will not grow fast enough to allow us to recognize significant revenues. We depend on a relatively rapid acceptance of application performance management products to a greater extent than companies with greater resources, failure could have a material adverse effect on our results of operations and financial condition.

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

The Internet could lose its viability as a commercial medium due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet activity, or due to increased government regulation. Changes in or insufficient availability of telecommunications services to support the Internet also could result in unacceptable response times and could reduce Internet usage. If use of the Internet does not continue to grow or grows more slowly than expected, or if the Internet infrastructure does not effectively support the growth that may occur, the demand for our products and our revenue may suffer, which could have a material adverse effect on our business and financial condition.

Defects in our software could reduce demand for our products and expose us to costly liability that would adversely affect our operating results. The Nexvu Application Performance Management System product we offer is internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold. Although we have not experienced any material software defects to date, any errors or defects that may be discovered could result in:

•    Loss of revenue;

•    Product returns or order cancellations;

•    Delay in market acceptance of our products;

•    Diversion of our development resources;

•    Distraction of our management;

•    Damage to our customer relationships and our reputation;

•    Increased service and warranty costs; and

•    Costly litigation defense.

In addition, our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state or local laws, ordinances or judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers' use of many of our products in mission-critical applications. We do not maintain product liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse effect on our results of operations and financial condition.

We face uncertainties regarding our patents and protecting our proprietary technology. Although we are exploring the possibility of patenting some of our technology, there can be no assurances that we can obtain patent protection or that, if we obtain it, that it will be enforceable or that there are not other ways to effectively gain the benefits of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights.

There can be no assurance that third parties will not allege infringement by us of their patents and proprietary rights. If infringement is alleged, there is no assurance that we would prevail in any challenge by these parties, or that if a challenge is successful, that we will be able to obtain a license to use such technology on acceptable terms. Failure could have a material adverse effect on our business and financial condition.

We may need additional capital. We may need to obtain additional financing over time, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our owners’ proportionate equity interests in us. Failure to obtain financing could have a material adverse effect on our business.

Frontrunner has significant outstanding debt. Frontrunner is currently indebted to several entities, including but not limited to Harris Bank and Trust Company in the amount of $3,690,000, Global Crossing North America in the amount of $391,000, Nortel Networks Inc., in the amount of $1,356,000 and Review Video Inc. in the amount of $272,000. Frontrunner is currently in default under its obligation to Global Crossing North America. Frontrunner’s management continues to devote significant time and resources to managing Frontrunner’s outstanding debt and liabilities, which resources are not being devoted to the growth of Frontrunner. If Frontrunner defaults on one or more of these loan obligations, or if Frontrunner’s creditors determine not to cooperate with Frontrunner, it could have a material adverse effect on our financial condition.

We are dependent upon key members of management. Our success depends to a significant degree upon the continuing contributions of our key management: Lee Wiskowski and Douglas Stukel, our co-CEOs; Rory Herriman, our Chief Technology Officer; and Robert T. Geras, our Chairman. These individuals have the most familiarity with the products we offer and the markets in which we offer them. The loss of any of these individuals could have a material adverse effect on our business.

We are able to issue preferred stock which could prevent someone from taking us over. Our board of directors has the authority to issue up to 5,000,000 shares of preferred stock in one or more series, and to fix the number of shares constituting any series, the voting powers, designations, preferences and relative participating, optional, or other special rights and qualifications, limitations, or restrictions of any series, including the dividend rights, terms of redemption, conversion rights, and liquidation preferences of the shares, without any further vote or action by shareholders. Our board of directors may, therefore, in the future issue preferred stock with voting and conversion rights which could adversely affect the voting power of the holders of common stock. In addition, the issuance of preferred stock could potentially be used to discourage attempts by others to obtain control of us through merger, tender offer, proxy contest, or otherwise by making such attempts more difficult to achieve or more costly. We are currently incorporated under Florida law but expect to reincorporate shortly under Delaware law. Both Florida and Delaware have statutory provisions which also could have the effect of discouraging a takeover.

We have not paid any dividends and do not expect to pay dividends in the near future. We have not paid any dividends upon our common stock since our formation. We do not currently intend to pay any dividends upon the common stock in the foreseeable future and anticipate that earnings, if any, will be used to finance the development and expansion of our business. Our ability to pay dividends on our common stock will be limited by the preferences of any preferred stock, which may be outstanding from time to time and may be limited by future indebtedness. Any payment of future dividends and the amounts thereof will be dependent upon our earnings, financial requirements and other factors deemed relevant by our board of directors, including our contractual obligations.

An active trading market may not develop for our common stock. There is no established market for our stock, and we do not know whether an active trading market will develop. We intend to seek to have our shares of common stock included in the Over the Counter Bulletin Board, but even if they are included on the bulletin board there is no assurance that an active market will develop for our stock. In addition, any market that develops will be less active and liquid than would be the case if our shares were listed on an exchange or included in Nasdaq. The lack of an active market for our shares would make it difficult for investors to sell when they might deem it advantageous.

Our common stock is considered a "penny stock," which may make it more difficult for investors to sell their shares. Our common stock is considered a "penny stock" as that term is defined under SEC rules. Broker-dealers dealing in penny stocks are required to provide potential investors with a document disclosing the risks of these stocks. Moreover, broker-dealers are required to determine whether an investment in a penny stock is a suitable investment for a prospective investor. These requirements may reduce the potential market for our common stock by reducing the number of potential investors and also making it more difficult for investors in our common stock to sell or otherwise dispose of their shares. This could cause our stock price to decline.

Telecom Midwest (Illinois) Obligations. In 1997, Telecom Midwest, LLC an Illinois limited liability company (Telecom Midwest) purchased assets from and delivered two notes to the corporation’s shareholders. In 1999, Telecom Midwest sold its assets to Telecom Midwest, LLC, a Delaware limited liability company (Telecom Delaware), which was a subsidiary of Frontrunner. There was no assumption of the Telecom Midwest obligations for the notes to shareholders by Telecom Delaware. Telecom Midwest defaulted on the notes and the noteholders obtained judgments against Telecom Midwest in the amounts of approximately $343,000 and approximately $89,000 respectively. The assets of Telecom Midwest were inadequate to satisfy the judgments. Upon receipt of a court order against Telecom Midwest, counsel for Frontrunner advised that the Frontrunner common stock owned by Telecom Midwest (approximately 6.6%) would be transferred to the two shareholders (judgment creditors). Frontrunner failed to register the transfer of the Telecom Midwest shares to the judgment creditors or reflect the transfer on its records. Frontrunner then merged with us in 2004. In connection with the merger of Frontrunner, no consideration was provided to the common stockholders of Frontrunner and $222.18 was paid to its preferred stockholders. Since Frontrunner failed to register the transfer of the Telecom Midwest shares to the creditors and reflect the transfer on its records, the creditors were not provided notice of the merger transaction or the merger consideration for the Telecom Midwest shares. The judgment creditors and other former Frontrunner common shareholders have contacted Frontrunner seeking compensation for their Frontrunner stock, but no formal demand has been made. The company believes the judgment creditors and any other former Frontrunner common shareholders are not entitled to compensation and further believes that even had such individuals been listed as shareholders of record, the Frontrunner common stock had no value. However, there is a risk that the judgment creditors or other former Frontrunner common shareholders may be able to craft some form of legal theory in an effort to recover the judgment amounts.

Limited Board of Directors

We currently have five directors on our board of directors, three of which are independent outside (non-employee) directors. We have purchased a Director and Officers Insurance Policy and will begin actively recruiting up to two additional qualified outside directors. However, we cannot guarantee that we will be able to attract or retain qualified directors.

Limitation of Officers' and Directors' Liabilities

Our by-laws limit directors' and officers' liabilities to the maximum extent permitted under Florida Law. In addition, we are obligated under our by-laws to indemnify our directors and officers against certain liabilities incurred with respect to their service in such capacities. Each of these measures could reduce the legal remedies available to us and the shareholders against such individuals.

Item 2.    Description of Property.

Our principal office is located at 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173. A multi-year lease was signed that expires in April 2007, with annual options to renew. Current rent at the Schaumburg location is $72,000 per year. Another primary office, serving as headquarters for Northeast operations, is located at 412 Linden Avenue, Rochester, New York 14625. The Rochester office is leased through April 2006 with annual options to renew. Rent at this facility is $127,000 per year. A secondary hub located at 40 British American Boulevard, Albany, New York 12110, services downstate New York and the New England area. A three year lease was signed that expires in March 2007, with options to renew. Annual Albany rent is $83,500. Several small satellite offices housing limited sales and operations are located at: (a) 415 Lawrence Bell Drive, Buffalo, New York 14221; (b) 129 Brittany Lane, Pittsford, New York 14534; (c) 6700 Old Collamer Road, Syracuse, New York 13057; (d) 216 Route #299, Highland, New York 12528; and (e) 7 Kimball Lane, Building C, Lynnfield, Massachusetts 01940. These five satellite offices all have short-term leases that expire in 2005, each with options to renew. The combined annual rent obligation for all five satellite offices is currently $70,900 per year. In addition, we also lease a small office at 2009 Fox Drive Suite 2, Champaign, Illinois 61820, which houses some of our product development staff. This lease was entered into in January 2002, having an original one-year term, with annual options to renew. The current rent for this facility is $38,800 per year.

Item 3.    Legal Proceedings.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.    Market for Common Equity and Related Stockholder Matters.

Market Information

No public trading market presently exists for our common stock; however, we intend to seek to have our common stock quoted on the OTC Bulletin Board. We intend to file a registration statement to register the shares of our common stock issued by us in connection with the business combination, exclusive of those shares issued to the former owners of Nexvu and upon the conversion of bridge loans. There is no assurance that an active market will develop for our stock even if our stock is quoted on the OTC Bulletin Board.

Holders

As of April 25, 2005, there were approximately 210 holders of record of our common stock.

Dividends

We have not paid any cash dividends since our inception, and our board of directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

Recent Sales of Unregistered Securities

The following sets forth securities sold by us in the last three years without registration under the Securities Act. Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us and purchasing the shares with an investment intent. Each of the transactions involved the offering of such securities to a limited number of persons. Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances. In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships. Each person had access to information equivalent to that which would be included in a registration statement on the applicable form under the Securities Act. We did not use underwriters for any of the transactions described below, therefore, these transactions did not involve underwriter discounts or commissions.

Allen Borowsky and Jeffrey Klein were considered our promoters. We initially issued a total of 931,500 shares of our common stock to a total of 41 investors, including 450,000 shares issued to each of Mr. Borowsky and Mr. Klein, for a total consideration of $4,815.

On October 1, 2003, we entered into a Subscription Agreement with Grander, LLC, d/b/a Capital Strategies Group, an Illinois limited liability company under which Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander’s funding of certain of our operational requirements. The offering price of the shares purchased was $13,000, for a purchase price of $0.054 per share of our common stock. Mr. Lee Wiskowski, a director of ours and the current Co-CEO, is the sole member of Grander. In connection with the issuance to Grander we relied upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended.

On June 27, 2003, Nexvu issued a total of 2,837,950 Class A membership interests to Craig Siegler, the promoter of Nexvu. The consideration for these shares was $1,034,907, which had been advanced by Mr. Siegler to Nexvu during the period from the inception of Nexvu on February 28, 2002 through June 27, 2003. The issuance of the shares eliminated our obligation to repay those advances. Between June and September 2003, Nexvu issued a total of 5,619,375 of Class B member interests for total consideration of $1,825,000. In September and December 2003, Nexvu issued a total of $1,725,000 in convertible promissory notes to accredited investors. The notes were convertible into a total of 5,311,465 Class B membership interests in Nexvu. Promissory notes having a principal value of $1,175,000 were converted into Class B membership interests on December 31, 2003. The total dollar amount of loans converted to membership interests was $2,209,907, consisting of this $1,175,000 and the $1,034,907 advanced by Mr. Siegler through June 27, 2003. Promissory notes having a principal value of $550,000 were converted into shares of our common stock in the merger, which took place in January 2004 and is described more fully below. Nexvu also issued warrants to purchase a total of 638,889 membership interests to the purchasers of the convertible notes.

On January 28, 2004, under a loan conversion agreement, we issued: 577,500 shares of common stock, the amount necessary for the conversion of bridge loans funded by Nexvu members and outstanding prior to the merger, into shares of our common stock at $0.9523809 per share, or approximately $550,000 in total; and issued warrants to purchase 638,889 expiring December 31, 2006 to purchase common stock at $1.35 per share. We further sold 26,250 shares to an accredited investor, Robert Gold, at the same price at which the bridge loans were converted. This individual did not receive warrants to purchase common stock. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act. All of the investors receiving shares or warrants in these transactions were members of Nexvu and therefore had access to information about Nexvu and the merger.

On January 28, 2004, we issued a total of 8,558,500 shares of our common stock in connection with a merger between Nexvu Technologies, L.L.C. into our wholly-owned subsidiary, Nexvu Mergersub, L.L.C. These shares were issued in consideration for the membership interests in Nexvu which were determined to have a value of approximately $11.5 million. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

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

The warrants granted to Mr. Wiskowski and Mr. Stukel under the agreements contain a cashless exercise provision which essentially provides that upon exercise of the warrants, they have the right to either pay cash or receive “credit,” as if they had paid cash, for the cancellation of a portion of their warrants with a value equal to the spread, if any, between the fair-market value of our common stock at the date of exercise and the exercise price of $1.35 per share, multiplied by the number of warrants being cancelled. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner Network Systems Corp., a Delaware corporation. Frontrunner began in 1976 as the network integration arm of Frontier Corporation in upstate New York. In April 1999, Frontrunner was purchased from Frontier Corporation and taken private in combination with the acquisition of certain assets and certain liabilities of Telecom Midwest, LLC.

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 925,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

The merger agreement contained certain conditions precedent including: (i) requiring certain creditors of Frontrunner to execute creditor waiver agreements; (ii) James Cuppini entering into an employment agreement with Frontrunner, (iii) entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with certain other of its creditors, and (iv) Frontrunner obtaining from Harris Trust and Savings Bank, a consent to the merger and a commitment that it would extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger (approximately $3,920,000). We waived all of the conditions precedent except the entry into certain creditor waiver agreements and our issuance of common stock to those creditors.

Frontrunner entered into creditor waiver agreements with several of its identified creditors. All but one of these identified creditors (John Jellinek) executed the creditor waiver agreements. The following identified creditors entered into the creditor waiver agreements and we, in turn, issued a total of 925,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, and James Cuppini, and reserved the remaining 75,000 shares, for possible later issuance to John Jellinek. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini was the president of Frontrunner until March 17, 2005.

Fifteen percent (15%) of the 925,000 shares issued to the participating creditors, approximately 138,750 shares was deposited in escrow to be held for a year for the purpose of settling or litigating claims. Mr. Kenny is the owner of the escrow agent for this account.

The company relied upon the exemption from registration available under Section 4(2) of the Securities Act of 1933, as amended. The Creditors were accredited investors, small in number, and all of them had access to information about the company, Frontrunner and the merger. No general solicitation or advertising was employed in connection with any of the above sale of unregistered securities.

On October 26, 2004, we issued 50,000 shares of our common stock to David Bernahl for consulting services provided to the company. These issuances were made in reliance upon the exemption from registration available under Section 4(2) of the Securities Act.

Item 6.    Management’s Discussion and Analysis and Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

As of December 31, 2003, we were a development stage company that had conducted virtually no business operations, other than our efforts to effect a business combination. On January 28, 2004, we completed a merger under which Nexvu became a subsidiary of ours. As a result of the merger, the owners of Nexvu became the majority owners of our company, which resulted in the transactions being deemed a reverse acquisition for accounting purposes. Under this treatment, Nexvu became the surviving company for financial statement purposes. Our net assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as we were a public shell company acquiring a privately-held company, no goodwill was reported. Our financial statements after the merger reflect the historical financial statements of Nexvu, the operating company. Our accumulated deficit prior to the merger was eliminated as of the merger and only the accumulated deficit of Nexvu at the merger date is reflected in our consolidated balance sheet.

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner Network Systems Corp.This transaction was a stock-based transaction whereby we issued 925,000 shares of our common stock in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $228 in exchange for all of the Senior Preferred Stock of Frontrunner. An additional 75,000 shares of common stock may be issued with respect to this transaction and is subject to one creditor waiver being signed. This waiver may or may not be signed.  We are under no obligation to consummate this share exchange. Frontrunner generated approximately $12 million of revenues during the previous twelve months and has approximately 1,000 customers.

As part of the acquisition, we closed our corporate offices and moved into Frontrunner offices in Schaumburg, IL. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78,000 for the remaining lease payments, net of sublease income. Additionally we charged depreciation for the remaining furniture and fixtures for the facility in the amount of $47,965.

As of December 31, 2004, we had approximately $2.0 million of working capital excluding current debt maturities of $4.8 million, primarily comprised of callable notes. We have $3.7 million of cash and cash equivalents. We believe that our working capital levels are sufficient to fund our operations for the next twelve months.

We presently have approximately 100 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase in the near future unless additional acquisitions occur. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

2004 vs. 2003

Revenues for the twelve month period ended December 31, 2004 were heavily influenced by the acquisition of Frontrunner. During the period September 15 through December 31, 2004, Frontrunner generated approximately $3.8 million of revenue. This revenue represented nearly 90% of the revenues for the full fiscal year. These revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. Total maintenance revenues of $2.2 million represented approximately 58% of the total revenues, with installation revenues of $1.4 million and other revenues of $.2 million comprising the remaining revenues. The Nexvu revenues for the twelve month period ended December 31, 2004 of approximately $522.5 thousand are comprised primarily of sales of our product as well as consulting fees and maintenance.

The gross margin rate was 41.7% for 2004. Frontrunner gross margins from September 15 through December 31, 2004 were 50%, with installation margins of 32% and maintenance revenues having a 48% gross margin. The Nexvu gross margin for 2004 was ($89.0 thousand). This negative margin is the direct result of accelerating the expense for minimum royalty payments due to a third party over the next 4 years. These royalty payments are $50 for each Nexvu analyzer sold, with minimum payment requirements of $75,000, $100,000, $125,000 and $150,000 for the years ended 2005, 2006, 2007 and 2008 respectively. The company performed an assessment at December 31, 2004 of the reasonableness of the future minimum royalty payments that resulted in $435,550 of additional expense being recorded in addition to $50,000 recorded contractually in 2004. This additional expense represents the excess of the minimum annual royalty payments over the expected royalty payments that will be due based upon the estimated amount of sales of the Nexvu product over the contractual time period. No other future royalty payments will be due under this agreement. No amortization of the licensing fees occurred during 2003. Excluding the minimum royalty fee expense, the Nexvu gross margin rate for 2004 was 76%.

Total operating expenses were as follows:

	Twelve months ended,
	December 31, 2004	December 31, 2003
Compensation	$3,696,802	$1,752,091
Travel and entertainment	274,197	93,047
Occupancy	321,510	120,508
Professional services	1,037,273	264,599
Insurance	134,604	8,231
Depreciation and amortization	659,548	84,395
Other operating expenses	529,877	97,393
Total operating expenses	$6,653,811	$2,420,264

The majority of our operating expenses consist of compensation expenses and professional fees. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $2.0 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during the second quarter that reached 30. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission. Our travel and entertainment expenses relate primarily to costs associated with our sales force. The significant increase in these expenses in 2004 as compared with 2003 is due to the fact that we were still in the developmental stage of the business in 2003 and are now fully staffed with a sales force to market our product. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL along with offices for Frontrunner in Rochester, NY, as well as 11 other sales offices. During September, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. The remaining 15 months of lease expense through December 31, 2005 was reserved for, net of sublease income on the property. This reserve, which amounted to $78,000, is included in occupancy expense. Additionally, the remaining undepreciated costs of the office furniture and fixtures for this office were also written off, resulting in an additional charge of $47,965 to depreciation expenses in 2004. In addition to the above charges, Nexvu recorded a valuation allowance for a software licensing fee paid to the same third party that the minimum royalty payments are made. This valuation allowance was $217,800 and is in addition to the $74,400 amortized during the year. No amortization on the software licensing fee occurred in 2003.

Interest expense for 2004 was $43.4 thousand compared to $146.6 thousand during 2003. The reduction in interest expense from 2003 is the direct result of eliminating the previous year’s debt of Nexvu, which was accomplished as part of the merger with the company. Additionally, with the raise of approximately $7.6 million of capital, the company started receiving interest income on invested cash. Subsequent to the acquisition of Frontrunner, the company again became a net borrower, with net interest expense in the 4th quarter of $70.3 thousand. The company expects the interest expense to follow this 4th quarter trend in 2005.

Liquidity and Capital Resources

We have historically met our liquidity needs through loans and equity contributions. As of December 31, 2004, we held $3.7 million of cash and cash equivalents. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to $6.6 million. Additionally, $185,000 of the capital raised was utilized to pay down long term debt, with the remaining debt of $550,000 from December 31, 2003 converted into shares of our common stock subsequent to the merger.

As part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt. In addition, since the acquisition, we have negotiated the conversion of approximately $1.6 million of old accounts payable from two vendors into interest bearing promissory notes. These two notes bear interest at a rate of 7.25% and have maturities of 21 and 58 months. Two of the debt instruments have callable features to them and are currently classified in current liabilities. We currently have no knowledge that the noteholder plans to call the debt.

During the twelve months ended December 31, 2004, we utilized $3.3 million cash from operating activities. This use of cash was primarily the result of our net loss of $4.9 million realized during the twelve months ended December 31, 2004. During the year, Nexvu lost $4.2 million. Additionally, the corporate entity expenses were $744.8 thousand. The majority of these expenses and losses resulted in the utilization of cash. Frontrunner was a slight provider of cash from the period of acquisition to year-end. However, Frontrunner still maintains a high level of aged accounts payable that they are attempting to pay down with their operating cash flow.

We have spent approximately $191.5 thousand on fixed assets during 2004. These expenditures were primarily for computer equipment utilized in testing our Application Performance Management product and other computer-related equipment at Nexvu. We do not expect to require significant capital expenditures in the near future.

While we believe we have sufficient capital to meet our working capital requirements for the next twelve months, additional financing may be required to meet growth opportunities in financing and/or investing activities. If additional capital is required and we are not successful in generating liquidity from operations or in raising sufficient capital resources on terms agreeable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of December 31, 2004:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2005	$428,253	$4,795,994	$75,000
2006	198,870	380,338	100,000
2007	45,261	280,792	125,000
2008	-	301,840	150,000
2009	-	268,746

Total contractual obligations	$672,384	$6,027,710	$450,000

All debt that is callable or not in compliance is reflected in the 2004 obligations. However, we do not have reason to believe that these obligations will be called by the lenders.

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

2003 vs. 2002

As a result of the merger, the Management and Discussion and Plan of Operation for the prior year includes discussion on both Capital Growth Systems, Inc. and Nexvu, separately.

Plan of Operation - Capital Growth Systems, Inc.

Through December 31, 2003, we were a development stage company conducting virtually no business operations, other than our efforts to effect a business combination with a target business which we considered to have significant growth potential. As of December 31, 2003, we had neither engaged in any operations nor generated any revenue or cash flow. As a result of the merger with Nexvu, we intend to carry out our plan of business.

We incurred expenses of professional fees of $8,870 during the transition period ended December 31, 2003 and $21,361 during the fiscal year ended May 31, 2003. As of December 31, 2003, we were not in a position to meet our cash requirements for the next fiscal year as we did not generate any cash revenue or receive any type of cash flow through December 31, 2003. After the end of the transition period, our capital resources increased as the result of our completion of a private offering in April 2004. Assuming there is no significant change in our business, we believe that our cash and cash equivalent balances as of December 31, 2003, and the proceeds from our private offering in 2004 will be sufficient to satisfy our anticipated cash needs for working capital and capital expenditures for at least the next twelve months.

Overview - Nexvu Technologies, LLC

The following discussion and analysis is based on the financial statements of Nexvu alone, without giving effect to the merger which occurred on January 28, 2004, as of the dates and for the periods presented in the financial statements. This discussion and analysis should be read in conjunction with the financial statements and related notes.

Through December 31, 2003, Nexvu was a development stage company engaged in the development and sale of application performance management software and related services to large and mid-sized companies for use in connection with their computer network systems and applications. Nexvu has been in existence since February 28, 2002. To date, Nexvu’s operations have been focused on developing its proprietary software so that it can be marketed to the target audience. From inception through December 31, 2003, total expenses incurred were $3,823,577, with the majority of the expenses arising from salaries and related tax benefits, consulting fees and occupancy costs. In late 2003, Nexvu closed its first product sale in the amount of $59,027. This was the only revenue generated by the company through December 31, 2003.

Results of Operations - Nexvu Technologies, LLC

Comparison of twelve months ended December 31, 2003 Compared to ten months ended December 31, 2002

Nexvu’s revenues for the twelve months ended December 31, 2003 of $59,027 represent the sale of the company’s application performance management tool, including the software and related appliance that the software runs on, to its first customer. Nexvu’s product was installed at a facility of a customer utilizing it on a pilot basis. The customer subsequently made the decision to purchase the product. Cost of goods sold represents the hardware appliance portion of the product which was sold, as well as, costs associated with purchasing pilot appliances for the sales process. These pilot appliances comprised the majority of the cost of goods sold and were purchased to demonstrate the product to potential customers. Nexvu does not expect to require additional pilot appliances in the future, because the existing appliances can be re-used and installed at different customer locations.

The following table sets forth Nexvu’s operating expenses for the year ended December 31, 2003 and ten months ended December 31, 2002. This data should be read in conjunction with the financial statements included. The figures for 2002 cannot be directly compared to the 2003 figures because the 2002 figures represent only a ten month period.

	12 Months Ended December 31, 2003	Percentage Of Total Expenses	10 Months Ended December 31, 2002	Percentage Of Total Expenses
OPERATING EXPENSES
Salaries, benefits and payroll taxes	$1,752,091	72.4%	$882,003	78.3%
Marketing and advertising	7,941	0.3%	-	0.0%
Occupancy	120,508	5.0%	38,725	3.4%
Professional fees	264,599	10.9%	67,121	6.0%
Depreciation and amortization	84,395	3.5%	39,075	3.5%
Telecommunications	36,438	1.5%	18,421	1.6%
Travel and entertainment	93,047	3.8%	27,294	2.4%
General expenses	61,245	2.5%	54,278	4.8%

TOTAL EXPENSES	$2,420,264	100.0%	$1,126,917	100.0%

The majority of Nexvu’s expenses are derived from salaries, benefits and payroll taxes. Accordingly, the increase in total expenses from the ten months ended December 31, 2002 to the twelve months ended December 31, 2003 was primarily due to the increase in the number of Nexvu’s full-time employees. The employees added were sales, marketing, customer support and management personnel. Professional fees represent programmer consulting fees, as well as, legal and accounting fees. The increase in professional expenses from the ten months ended December 31, 2002 to the twelve months ended December 31, 2003 represents additional contract programmers and higher legal costs associated with organizational strategies in the company. Occupancy costs rose to support the corporate headquarters in Schaumburg, IL, as well as, office space utilized in Champaign, IL, which houses the programmers. Depreciation and amortization increased to reflect purchases made during 2003 and the annualized effect of capital expenditures made in 2002.

Liquidity and Capital Resources - Nexvu Technologies, LLC

Nexvu has historically met its liquidity needs through loans from individuals and through member contributions. As of December 31, 2003, total cash on hand was $616,880 compared to $0 as of December 31, 2002. Total debt as of December 31, 2003 was $735,000. As a result of the January 28, 2004 merger between Nexvu and us, Nexvu is now a wholly-owned subsidiary of ours. Information on our liquidity and capital resources is included above the caption “Plan of Operation - Capital Growth Systems, Inc.”.

The following table summarizes Nexvu’s future contractual obligations as of December 31, 2003:

	Total	2004	2005	2006 & beyond
Debt:	$735,000	$735,000(1)	-	-

Operating Leases	$154,485	$76,265	$78,220	-

Minimum Royalty Payments	$500,000	$50,000	$75,000	$375,000

(1)     $185,000 of this balance was repaid, and the remaining $550,000 balance converted to equity, during the 1st quarter of 2004.

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for us until the first quarter of 2005. Since we do not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on us.

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, we will implement the revised standard in fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets." an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104"), which superceded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgements regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company recognizes revenues and all related costs on installation contracts with revenues of $100,000 or more using the percentage of completion method. Progress is measured by the percentage of actual labor incurred to date to management’s estimate of total labor to be incurred on each contract. This method is used as management considers labor incurred to be the best available measure of progress on these contracts. Contract costs include all direct subcontractor labor and supervisory labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and other general expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. All installation contracts with revenues less than $100,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon delivery and acceptance by the customer.

The company defers maintenance revenue and recognizes it ratably over the maintenance term. The company defers consulting and training billings and recognizes them as those services are performed.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - "Accounting for Stock-Based Compensation - Transition and Disclosure." This statement amends SFAS No. 123 - "Accounting for Stock-Based Compensation," providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

From its inception, the Company has incurred significant costs in connection with the issuance of equity-based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. We anticipate continuing to incur such costs in order to conserve our limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity-based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

We account for equity-based compensation, issued to non-employees in exchange for goods or services, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

Merger with Frontrunner

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner. The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 925,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

The merger agreement contained certain conditions precedent including: (i) requiring certain creditors of Frontrunner to execute creditor waiver agreements; (ii) James Cuppini entering into an employment agreement with Frontrunner, (iii) entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with certain other of its creditors, and (iv) Frontrunner obtaining from Harris Trust and Savings Bank, a consent to the merger and a commitment that it would extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger (approximately $3,920,000). We waived all of the conditions precedent except the entry into certain creditor waiver agreements and our issuance of common stock to those creditors.

Frontrunner entered into creditor waiver agreements with several of its identified creditors. All but one of these identified creditors (John Jellinek) executed the creditor waiver agreements. The following identified creditors entered into the creditor waiver agreements and we, in turn, issued a total of 925,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny and James Cuppini, and reserved the remaining 75,000 shares, for possible later issuance to John Jellinek. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners L.P. and 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the President of Frontrunner through the merger until his resignation on March 17, 2005.

Fifteen percent (15%) of the 925,000 shares issued to the participating creditors, approximately 138,750 shares was deposited in escrow to be held for a year for the purpose of settling or litigating claims. Each of the creditors agreed to indemnify and hold us harmless against the creditor’s pro rata portion of any merger agreement losses incurred by us. Merger agreement losses are those losses or liabilities that we incur as a result of a breach or an inaccuracy of any of the representations or warranties made by Frontrunner to us pursuant to the merger agreement. This indemnity obligation is limited to and satisfied solely from the creditor shares held in escrow. No merger agreement loss claims have been filed with us, nor do we have any knowledge of any pending merger agreement loss claims. Mr. Kenny is the owner of the escrow agent for this account.

Item 7.    Financial Statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

REPORT OF  INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Capital Growth Systems, Inc.
Schaumburg, Illinois

We have audited the accompanying consolidated balance sheet of Capital Growth Systems, Inc. as of December 31, 2004 and the related consolidated statements of operations and stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based upon our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Capital Growth Systems, Inc. at December 31, 2004 and the results of its operations, and its cash flows for the year December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ Russell Bedford Stefanou Mirchandani LLP
Russell Bedford Stefanou Mirchandani LLP

April 27, 2005
New York, NY

REPORT OF PRIOR INDEPENDENT REGISTERED CERTIFIED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Capital Growth Systems, Inc.

We have audited the accompanying balance sheet of Capital Growth Systems, Inc. (successor to Nexvu Technologies, LLC) as of December 31, 2003, and the related statements of operations, stockholders' deficiency and cash flows for the year ending December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Russell and Atkins, PLC

Russell and Atkins, PLC
April 28, 2004
Oklahoma City, Oklahoma

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEETS
	December 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS
Cash	$3,660,894	$616,880
Accounts receivable, net	1,454,579	61,270
Inventory, net	1,982,102	-
Prepaid expenses	90,303	51,837
Other current assets	119,352	-
Total Current Assets	7,307,230	729,987
FIXED ASSETS - net of accumulated depreciation	1,099,805	136,341
OTHER ASSETS
Software licensing fee, net	43,311	300,000
Customer list acquired, net	3,410,622	-
Goodwill	3,452,369	-
Other Assets	44,652	-
Total Other Assets	6,950,954	300,000
TOTAL ASSETS	$15,357,989	$1,166,328

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$4,795,994	$-
Accounts payable	1,407,499	120,567
Accrued expenses	1,081,199	40,404
Deferred revenue	1,472,083	-
Advance billings	1,214,030
Warranty Reserve	115,030	-

Total Current Liabilities	10,085,835	160,971
LONG-TERM LIABILITIES
Long term portion of debt	1,231,716	735,000
Total Liabilities	11,317,551	895,971
SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 25,000,000 shares authorized; 16,940,754 issued and outstanding at December 31, 2004; none at December 31, 2003	1,694	-
Additional paid-in capital	12,730,171	-
Members interest	-	4,034,907
Accumulated deficit	(8,691,427)	(3,764,550)
SHAREHOLDERS' EQUITY	4,040,438	270,357
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,357,989	$1,166,328

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended, December 31,
	2004	2003

REVENUE	$4,296,800	$59,027
COST OF GOODS SOLD	2,506,813	129,806
GROSS MARGIN	1,789,987	(70,779)
OPERATING EXPENSES
Compensation	3,696,802	1,752,091
Travel and entertainment	274,197	93,047
Occupancy	321,510	120,508
Professional fees	1,037,273	264,599
Insurance	134,604	8,231
Depreciation and amortization	659,548	84,395
Other operating expenses	529,877	97,393

TOTAL EXPENSES	6,653,811	2,420,264
OPERATING LOSS	(4,863,824)	(2,491,043)
INTEREST EXPENSE	43,447	146,590
NET LOSS BEFORE INCOME TAXES	(4,907,271)	(2,637,633)
INCOME TAXES	19,606	-
NET LOSS	$(4,926,877)	$(2,637,633)
Loss per Share	$(0.31)	$(0.26)
Average Shares Outstanding	15,824,494	10,306,000

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Members' Interest	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, December 31, 2002	-	$-	$(1,126,917)	$-	$-	$(1,126,917)

Net Loss, 2003			(2,637,633)			(2,637,633)
Members' Contribution - Cash		1,825,000				1,825,000
Members' Contribution - Loan Conversions		2,209,907				2,209,907

Balance, December 31, 2003	-	4,034,907	(3,764,550)	-	-	270,357

Net Loss - 2004			(4,926,877)			(4,926,877)
Reflect reverse merger of CGSI	1,170,000			117	19,678	19,795
Conversion of Members’ Interest to Stock	8,558,500	(4,034,907)		856	4,034,051	-
Conversion of Loans to Common Stock	577,500			58	549,942	550,000
Issuance of Additional Stock	26,250			3	24,997	25,000
Private Offering of Additional Stock	5,633,504			563	6,650,128	6,650,691
Issuance of Stock for Frontrunner Acquisition	925,000			92	1,248,658	1,248,750
Issuance of Stock for Consulting Services	50,000			5	67,495	67,500
Issuance of Stock Warrants for Services	-				135,222	135,222
Balance, December 31, 2004	16,940,754	$-	$(8,691,427)	$1,694	$12,730,171	$4,040,438

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2004	2003
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(4,926,877)	$(2,637,633)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	659,548	84,395
Write-off organizational costs	19,795	3,371
Consulting expenses paid in common stock	67,500
Stock warrant expense	135,222
Changes in working capital items:
Accounts receivable	218,379	(51,680)
Inventory	(833,202)	-
Prepaid expenses	2,796	(51,837)
Other current assets	(76,597)	-
Deposits and other assets	(34,652)	-
Accounts payable	306,449	(66,302)
Accrued expenses	617,068	7,754
Deferred revenue	(53,779)	-
Advance billings	613,197	-
Warranty reserve	13,326	-
	1,655,050	(74,299)
Net Cash Used in Operating Activities	(3,271,827)	(2,711,932)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of Frontrunner cash	126,346	-
Purchase of fixed assets	(191,549)	(40,959)
Payments for softweare license	(40,000)	-
Net Cash Used In Investing Activities	(105,203)	(40,959)
CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from (repayment of) debt	(254,647)	1,544,771
Issuance of Common Stock	6,675,691	-
Contributions by members - net of repayments	-	1,825,000
Net Cash Provided By Financing Activities	6,421,044	3,369,771
Increase in Cash	3,044,014	616,880
Cash and Cash Equivalents - Beginning of Period	616,880	-
Cash and Cash Equivalents - End of period	$3,660,894	$616,880

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$143,148	$108,141
Cash paid for income taxes	19,606	-

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans	$550,000	$2,209,907
Warrants issued in exchange for services	135,222	-
Common stock issued in exchange for services	67,500	-
Acquisition of Frontrunner for common stock:
Total assets acquired, excluding cash	11,102,370	-
Total liabilities assumed	9,979,966	-
Common stock issued	1,248,750	-
Conversion of accounts payable to notes payable	1,666,620	-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”) and Frontrunner Network Systems Corp. (“Frontrunner”). Except where necessary to distinguish the three entities, we will refer to all three as the “Company.” All intercompany accounts have been eliminated in consolidation.

Corporate Restructure

On January 28, 2004, CGSI completed a merger under which it acquired 100% of the ownership of Nexvu, a Delaware limited liability company. From its inception up to the time of the merger, CGSI was an inactive publicly registered shell corporation with no significant assets or operations. Simultaneously with the closing of the merger, a closing was held under a private offering of CGSI’s common stock in which approximately 3.9 million shares of common stock were issued for approximately $5.3 million of total gross consideration. The private offering was completed in April 2004 and, including the approximately 3.9 million shares of common stock issued simultaneously with the closing of the merger, resulted in a total of 5,633,504 shares being issued for total gross consideration of $7,605,230. Additionally, simultaneously with the merger, $550,000 of bridge loans of Nexvu were converted to 577,500 shares of CGSI common stock as part of a loan conversion agreement. As a result of this merger, the financial statements of Nexvu became the financial statements of the surviving entity for accounting purposes. CGSI’s assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as CGSI was a public shell company acquiring a privately-held company, no goodwill was reported. The accumulated deficit of Nexvu survived the merger with the accumulated deficit of CGSI eliminated. Accordingly, the Company’s financial position as of December 31, 2004 and December 31, 2003, and the related results of operations for the twelve months ended December 31, 2004 and 2003 reflect the historical financial statements of Nexvu, with CGSI’s results consolidated from the date of the merger.

Acquisition of Frontrunner

On September 14, 2004, CGSI acquired 100% of the outstanding common stock of Frontrunner. The results of Frontrunner’s operations have been included in the consolidated financial statements since the acquisition date. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. This acquisition enables CGSI’s existing subsidiary, Nexvu to better leverage its application performance monitoring product into the market as well as provide leverage for Frontrunner to further expand its existing infrastructure. We also expect to reduce costs through economies of scale from the combination.

The acquisition was completed by agreeing to issue 1 million shares of CGSI’s common stock, with an estimated fair market value of $1.35 per share. This value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. In consideration of these shares, Frontrunner cancelled all of its common stock, junior preferred stock and all stock options and warrants. The shares were distributed to certain creditors of Frontrunner, with total indebtedness of $2.3 million in exchange for waiver of this indebtedness, less than one percent of the total indebtedness was provided by us to the former stockholders of Frontrunner per the Merger (although, the holders of a majority of its shares also received our stock per their Creditor Waiver Agreements). As of December 31, 2004, all but 75,000 shares of stock had been issued pursuant to this transaction, with the remaining common stock to be issued in our discretion in the event the final creditor waiver is received and we choose to affect the exchange. These 75,000 shares were previously reflected as a component of the overall consideration of acquiring Frontrunner. However, as it is unlikely that the shares will in fact be issued, the total consideration has been adjusted downward by $101,250 (75,000 shares at $1.35 per share) from the $1,350,000 previously reported in the Company’s 3rd quarter 10QSB.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The resulting goodwill arises from the Company’s perception of the value of the existing customer base of Frontrunner to Nexvu. Additionally, the existing infrastructure at Frontrunner, with their Network Operating Center (NOC) will enable Nexvu to expand the sales opportunities for their existing product.

At September 14, 2004

Current assets	$3,220,951
Property & equipment	930,038
Other asset	10,000
Customer list acquired	3,615,358
Goodwill	3,452,369
Total assets acquired	11,228,716

Liabilities, excluding debt	5,299,229
Debt	4,680,737
Total liabilities assumed	9,979,966
Net assets acquired	$1,248,750

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

Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $132,127 and $0 as of December 31, 2004 and 2003, respectively.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over their estimated useful lives of 3 - 15 years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

Software Licensing Fee

The Company accounts for its software licenses in accordance with SFAS No. 142 "Goodwill and Other Intangible Assets," effective October 1, 2001. The Company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized an impairment loss of $217,800 during the 4th quarter of 2004. This loss is reflected in additional amortization expense in the statement of operations for 2004. No impairment loss was recognized in prior periods.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104"), which superceded Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB101").

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgements regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 ("EITF 00-21"), "Multiple-Deliverable Revenue Arrangements." EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

The Company recognizes revenues and all related costs on installation contracts with revenues of $100,000 or more using the percentage of completion method. Progress is measured by the percentage of actual labor incurred to date to management’s estimate of total labor to be incurred on each contract. This method is used as management considers labor incurred to be the best available measure of progress on these contracts. Contract costs include all direct subcontractor labor and supervisory labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and other general expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. All installation contracts with revenues less than $100,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon delivery and acceptance by the customer.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Product Warranties

The Company's subsidiary, Frontrunner, sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or issuance of credit to the customer for a one year period. The Company accrues its estimated exposure to warranty claims based upon estimates of future costs associated with fulfilling the warranty obligations. Management reviews these obligations on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 "Accounting for Research and Development Costs." Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2004 and 2003 were $1.7 million and $1.4 million, respectively.

Comprehensive Income

SFAS No. 130. "Reporting Comprehensive Income," establishes standards for reporting and displaying of  comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Goodwill and Purchased Intangible Assets

In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses and customer lists, are amortized on a straight-line basis over periods ranging 3 to 7 years, representing the remaining life of the assets.

Based on the impairment tests performed by management, there was no impairment of goodwill in 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based-Compensation Transition and Disclosure-an Amendment of SFAS 123." This statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting, for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2004 and 2003 and will adopt the interim disclosure provisions for its financial reports for the subsequent periods.

Segment Information

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109 "Accounting for Income Taxes," which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. We have recorded a valuation allowance for the entire balance of the deferred taxes.

Net Earnings (Loss) Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, "Earnings per Share." Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other common stock equivalents, including stock options and warrants, in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive.

Intangible assets

Intangible assets represent purchased customer lists with respect to our acquisition of Frontrunner. The intangible assets are carried at cost less accumulated amortization. We amortize intangible assets over the expected benefits of the list over the estimated useful life. The estimated useful life on this identifiable intangible asset is 7 years. Total amortization of the customer lists was $204,736 in 2004 and is expected to be $598,288, $557,011, $529,160, $502,702 and $477,567 over the next five fiscal years.

Total cost and accumulated amortization for the customer list is as follows:

December 31, 2004
Customer list cost	$3,615,358
Accumulated amortization	204,736
Customer list, net	$3,410,622

Impairment of long-lived assets

We assess the recoverability of long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The impairment of long-lived assets held for sale is measured at the lower of book value or fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

We assess the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could trigger an impairment review include the following:

•	a significant decrease in the market price of a long-lived asset (asset group);

•	a significant adverse change in the extent or manner in which a long-lived asset (asset group) is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset (asset group), including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset (asset group);

•
a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset (asset group); and

•	a current expectation that, more likely than not, a long-lived asset (asset group) will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

See Software Licensing Fee in this note for impairment of our software licensing fee recorded during the year ended December 31, 2004. No impairment charges were recorded prior to 2004.

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

Recent Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS 150 establishes standards on the classification and measurement of certain financial instruments with characteristics of both liabilities and equity. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our results of operations or financial position.

In December 2003, the FASB issued a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This pronouncement, SFAS No. 132-R, expands employers' disclosures about pension plans and other post-retirement benefits, but does not change the measurement or recognition of such plans required by SFAS No. 87, No. 88, and No. 106. SFAS No. 132-R retains the existing disclosure requirements of SFAS No. 132, and requires certain additional disclosures about defined benefit post-retirement plans. Except as described in the following sentence, SFAS No. 132-R is effective for foreign plans for fiscal years ending after June 15, 2004; after the effective date, restatement for some of the new disclosures is required for earlier annual periods. Some of the interim-period disclosures mandated by SFAS No. 132-R (such as the components of net periodic benefit cost, and certain key assumptions) are effective for foreign plans for quarters beginning after December 15, 2003; other interim-period disclosures will not be required for us until the first quarter of 2005. Since we do not have any defined benefit post-retirement plans, the adoption of this pronouncement did not have any impact on our results of operations or financial condition.

In November 2004, the FASB issued SFAS 151, "Inventory Costs — an amendment of ARB No. 43, Chapter 4." This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on us.

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), "Share-Based Payment." SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, we will implement the revised standard in fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

NOTE 3 - Inventories

Inventories as of December 31, 2004, consist of the following:

Equipment	$1,978,273
Work in process	1,080,332
Less: Inventory reserve	(1,076,503)
Net inventory	$1,982,102

Inventories are stated at lower of cost or market as determined by the First-in, first out (FIFO) method. The entire inventory represents balances from Frontrunner as of December 31, 2004. There were no inventory levels as of December 31, 2003. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Software License Agreement

On August 31, 2003, the Company through Nexvu entered into a software licensing agreement with a third party under which the Company acquired a non-exclusive license for the worldwide rights to market and distribute the third party’s proprietary software. This software is being utilized as a component of the Company’s own proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the software licensing fee was $300,000 with annual upgrade and maintenance charges of $15,000. The software licensing fees will be amortized over a 36 month period commencing in the 2004 calendar year. As stated in Note 2, the company recorded a valuation allowance for this license in the amount of $217,800 during the fourth quarter of 2004. This resulted in a total of $292,200 being amortized on this asset during 2004.

The agreement also calls for minimum annual royalty payments  over the next four year period following customer shipment, payable quarterly as follows:

2005	75,000
2006	100,000
2007	125,000
2008	150,000

The minimum annual royalty payments will be expensed quarterly, with any excess royalties due expensed in the period earned. If in any year the calculation of the royalty fee is greater than the minimum, this excess will reduce the final amount due in the fifth year. During 2004. We made a $50,000 first year payment on the minimum royalty payments and  also recorded a valuation allowance against these future minimum royalty payments in the amount of $435,550. This charge is reflected as additional cost of goods sold in the statement of operations in 2004. It represents the excess of the minimum annual royalty payments over the expected royalty payments that will be due based upon the amount of sales of the Nexvu product over this time period. The minimum payments will continue to be made in the year contractually bound by the agreement.

NOTE 5 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of December 31, 2004, we have issued and outstanding 1,139,907 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to December 31, 2004:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Outstanding, December 31, 2003	-	-	-
Granted	1,769,907	$0.95 - 1.35	$1.35
Terminated	630,000	1.35	1.35
Outstanding at December 31, 2004	1,139,907	$0.95 - 1.35	$1.34
Vested, December 31, 2004	282,806	$0.95 - 1.35	$1.32

Of the outstanding options, 1,122,100 have an option price of $1.35 per share and 17,807 have an option price of $.95 per share. Of the vested shares as of December 31, 2004, 264,999 have an option price of $1.35 per share and 17,807 have an option price of $.95 per share

We account for stock-based compensation for our employee stock plans using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25," Accounting for Stock Issued to Employees." SFAS No. 123, " Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation, " requires disclosure of pro forma earnings as if we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated utilizing the minimum value model, as our shares are not publicly traded.

The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. Forfeitures are recognized as they occur, and it is assumed that no dividends will be declared. The weighted average fair value calculations are based on the following assumptions:

	2004	2003
Estimated life (in years)	5.0	N/A
Risk-free interest rate	3.5%	N/A

Had compensation costs for the Company's stock options been determined based on the fair value at the grant dates for the awards, the Company's net loss and losses per share would have been as follows:

	Twelve Months
	Ended December 31,
	2004	2003
Reported net loss	$(4,926,877)	$(2,637,633)
Employee stock-based compensation under the intrinsic value method (APB No. 25)	-	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	(66,481)	N/A
Pro forma net loss	$(4,993,358)	(2,637,633)

Earnings Per Share
As reported	$(0.31)	$(0.26)
Pro forma	$(0.32)	$(0.26)

401(k) Plan

Frontrunner has a qualified 401(k) plan available to eligible employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Frontrunner matches employee contributions dollar for dollar up to 3% per year per person. Matching contributions vest 20% after the first year, 40% after the second year and 100% after the third year. Total 401(k) matching for the 2004 fiscal year was $34,710.

Nexvu also has a qualified 401(k) plan available to employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Nexvu can make voluntary contributions to the plan. However, there have been no matching contributions under this plan since inception.

NOTE 6 - Debt

Debt as of December 31, 2004 and 2003 consist of the following:

	2004	2003
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 5.25% at December 31, 2004, until the loan is paid in full or demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate entity and three individuals.	$3,690,000	$-

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Interest on the note is 7.25%.	1,355,588

Note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of December 31, 2004, Frontrunner was in default under the terms of the agreement.	390,720	-

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is 7.25%.	272,212

Unsecured note payable to creditor, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The Company is in default under the terms of this note.	232,829	-

Installment payment agreement to New York State Department of Taxation and Finance, payable in monthly installments of $5,455 through June 2006. Includes principal and imputed interest and penalties at 16.67%.	86,361	-

Note payable to members, unsecured, interest at 8%, convertible to membership interest	-	625,000

Note payable to bank, interest at 9%, interest only due monthly, principal due March 31, 2004, secured by certain personal assets of a member and all assets of Nexvu.	-	110,000

Total debt	6,027,710	735,000
Less: Current maturities	4,795,994	-
Long term portion	$1,231,716	$735,000

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

The aggregate principal payments of long term debt are as follows:

2005	$4,795,994
2006	380,338
2007	280,792
2008	301,840
2009	268,746

The weighted average interest rate on the debt above is 6.2% and 8.1% for 2004 and 2003, respectively.

NOTE 7 - Operating Leases

The company leases buildings and machinery and equipment for several unrelated companies. Total rent expense included in the statement of operations was $306,568 and $111,336 in 2004 and 2003 respectively and includes the rent expense for Frontrunner, since the acquisition in September 2004.

At December 31, 2004, minimum annual lease payments under operating leases are as follows:

2005	$428,253
2006	198,870
2007	45,261

NOTE 8 - Shareholders' Equity

During the developmental stages of Nexvu, Craig Siegler, the founder of Nexvu, made advances to Nexvu in the form of loans. These loans totaled $1,034,907 and were made from the period February 28, 2002 through June 27, 2003. On June 27, 2003, Nexvu issued 2,837,950 of Class A membership interests and subsequently converted these advances to membership interests.

During the period June through September of 2003, Nexvu issued 5,619,375 of Class B membership interests for total cash consideration of $1,825,000. During the period September through December of 2003, Nexvu issued $1,725,000 of promissory notes to accredited investors. These shares were convertible into Class B membership interest in Nexvu. In December, 2003 Nexvu converted $1,175,000 of these notes into 3,617,954 Class B membership interest, with the remaining $550,000 of notes outstanding as of December 31, 2003. The remaining convertible notes are convertible into 1,693,511 of Class B membership interest.

Additionally, there were 3,320,268 of managing membership interest issued during 2003 (Nexvu was a limited liability company at the time). Substantially all of these interests were issued to employees at a par value of $0.0001 per interest. The allocation of these interests among the employees and others assisting the company was made in the discretion of senior management. At the time of their issuance, the interests had no value and represented an opportunity to share in a residual value of the company after a return of the investment and preferred return to the other interest holders.

Each share of membership interest outstanding had equal voting rights regardless of class of membership interest. In the event of a distribution of net cash flow and proceeds from the sale of capital items, the distribution was as follows:

1.	To the Class B membership interest equal to two times their aggregate Capital Contributions and Preferred Cumulative Returns.

2.	To the Class A membership interest equal to the aggregate Capital Contributions and Preferred Cumulative Returns.

3.	Any remaining distribution is based on a pro rata share of 60% to the Class B membership interest, 18.434% to the Class A membership interest and 21.566% among the managing members’ interest.

As part of the merger agreement with CGSI, these members' interest were converted to Company Common Stock as follows:

	Member	Common
	Interest	Stock
Class A membership interest	2,837,950	991,145
Class B membership interest	9,237,329	6,432,437
Managing members interest	3,320,268	1,134,918
	15,395,547	8,558,500

Additionally, as part of the merger agreement, the Company converted $550,000 of convertible notes into 577,500 shares of common stock as more fully described in Note 6.

During the year ended December 31, 2004, the Company issued 5,633,504 shares of common stock in exchange for $6,650,691, net of costs in a private offering. Additionally in a separate offering the Company issued 26,250 shares of common stock to one individual for $25,000.

The Company also issued 925,000 shares of common stock in connection with its acquisition of Frontrunner (See Note 1). The Company also issued 50,000 shares of common stock for consulting services. These shares were valued at $1.35 per share with the corresponding charge of $67,500 reflected in the results from operations in 2004.

Share amounts presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding.

NOTE 9 - Property and Equipment

Property and equipment at December 31, 2004 and 2003 consists of the following:

	2004	2003
Furniture & fixtures	$169,193	$89,376
Computer equipment	882,923	147,898
Leasehold improvements	88,154	-
Machinery & equipment	240,456	21,865
	1,380,726	259,139
Accumulated depreciation	(280,921)	(122,798)
Net property and equipment	$1,099,805	$136,341

Depreciation and amortization of property and equipment were $158,023 and $84,395 for the years ended December 31, 2004 and 2003 respectively.

NOTE 10 - Related Parties

On December 1, 2003, the Company entered into an agreement for business and financial advisory services to be provided by an entity controlled by one of the Company’s directors. Fees for these services totaled $761 thousand and were all paid in 2004. As these fees were related to the raise of capital described in Note 1 above, they are reflected as a reduction in Paid-in-Capital in Shareholders’ Equity.

In addition, on March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. These two board members are now operating in the capacity of interim CEO’s of the Company. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007.  (See Note 11)

Prior to the acquisition announcement of Frontrunner, the Company had no relationship with Frontrunner. However, between the announced merger and the final closing of the merger, the Company issued a note to Frontrunner in the amount of $250,000, which has been eliminated in consolidation.

Included in accounts payable at December 31, 2004 is $48,000 due to an entity owned by the President of Frontrunner for software support. Purchases of services to this entity were $55,200 from the acquisition date of Frontrunner to the end of the year. Total annulized purchases for these services were $188,425 and $145,088 for the twelve months ended December 31, 2004 and 2003 respectively.

Included in the financial statements is a note receivable from the President of Frontrunner. This note originated in May 2002, prior to the acquisition of Frontrunner, and allows the President to borrow $5,000 per month up to a maximum of $325,000. The note does not bear interest and is forgivable if he is terminated for anything other than cause. The balance on this receivable is $146,000 at December 31, 2004. The company has reserved for the entire amount of this note at December 31, 2004.

NOTE 11 - Stock Warrants

The Company has issued stock warrants to various individuals. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price
Bridge lenders to Nexvu	1/28/2004	12/31/2006	638,889	$1.35
Advisory services	3/31/2004	3/31/2007	500,000	1.35
Separation agreement	1/28/2004	12/31/2006	162,500	1.35

Total stock warrants outstanding			1,301,389	$1.35

All of the stock warrants are exercisable and have a weighted average life of 2.3 years. The fair value of stock-based awards to non-employees is calculated utilizing the minimum value model, as our shares are not publicly traded. Total expense charged to operations for these warrants, which all immediately vested, was $135,222 for the year ended December 31, 2004. No expense was recorded for the year ended December 31, 2003. The weighted average fair value calculations are based on the following assumptions:

	2004	2003
Estimated life (in years)	2.3	N/A
Risk-free interest rate	3.5%	N/A

NOTE 12 - Income Taxes

The company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

The approximate income tax effects of these temporary differences and net operating loss carryforwards are as follows:

December 31, 2004
Deferred taxes	$1,679,462
Net operating loss carryforward	1,361,656
Valuation allowance	(3,041,118)
Net deferred taxes	$-

As of December 31, 2004, the company hade available for federal income tax purposes net operating loss carryforwards of approximately $3.9 million, which expire in 2019, subject to limitations of Section 382 of the Internal Revenue Codes, as amended.  As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of the net operating loss carryforwards. For the year ended December 31, 2004, management evaluated the deferred tax asset and as a result has recorded a valuation allowance for the entire deferred tax net asset. The Company’s decision to reserve for the entire balance was based on Nexvu’s startup status, Frontrunner’s operating status as well as estimates of profitability in the future. This allowance is based on management’s estimates. In the event that actual results differ from these estimates or the Company adjusts these estimates in the future, the company may adjust the valuation allowance.

The Company’s tax provision is comprised of state taxes for Frontrunner since acquisition. On consolidated basis, the company is not benefiting the losses.

NOTE 13 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the year ended December 31, 2004, is as follows:

Beginning balance at acquisition date	$101,704
Additional warranties issued	104,695
Claims paid	(59,529)
Revisions in estimates	(31,840)
Balance at December 31, 2004	$115,030

NOTE 14 - Business Concentration

During the year ended December 31, 2004, approximately, $1.3 million (30%) of total 2004 revenues were derived and $364 thousand (25%) of the total accounts redeemable at 2004 were due from two customers.

Amounts for 2003 are not significant.

NOTE 15 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of December 31, 2004 or December 31, 2003.

NOTE 16 - Segment Reporting

The Company follows the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. They also provide consulting services to their customers. For purposes of segment reporting, the Company considers Nexvu and Frontrunner as two separate identifiable businesses and will report segment reporting from the date of acquisition of Frontrunner through the end of December 31, 2004. These two segments have separate management teams and financial statements. During the year, the Company also started splitting out its corporate costs from the Nexvu financial statements. Accordingly, the segment results reflect this change from August through the end of the year.

Results of Operation:

Twelve months ended December 31, 2004

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,774,292	$522,508	$-	$4,296,800
Gross margin	1,878,915	(88,928)	-	1,789,987
Expenses	1,706,212	4,202,772	744,827	6,653,811
Operating income	172,703	(4,291,700)	(744,827)	(4,863,824)
Depreciation/amortization	256,749	402,799	-	659,548
Capital expenditures	9,421	182,028	-	191,449

Twelve months ended December 31, 2003

	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$-	$59,027	$-	$59,027
Gross margin	-	(70,779)	-	(70,779)
Expenses	-	2,420,264	-	2,420,264
Operating income	-	(2,491,043)	-	(2,491,043)
Depreciation/amortization	-	84,395	-	84,395
Capital expenditures	-	40,959	-	40,959

Segment assets as of December 31, 2004

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$5,130,973	$4,064,204	$(700,179)	$8,494,998
Intangibles & Goodwill	6,862,991	-	-	6,862,991
Total assets	$11,993,964	$4,064,204	$(700,179)	$15,357,989

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On November 10, 2004, we received written notification that Russell & Atkins, PLC, hereinafter referred to in this document as “R&A” had withdrawn from serving as our independent auditors. No action was required or taken by our board of directors with respect to their withdrawal.

For the period including the prior two fiscal years and the interim period ending as of the date of withdrawal of R&A, R&A’s reports did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles. During the reporting period, there were no disagreements between us and R&A on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure, which would have caused it to make reference to the subject matter of the disagreement in connection with its reports. We provided R&A with a copy of this disclosure on November 11, 2004. R&A provided us and the Securities and Exchange Commission with a letter, which stated that R&A agreed with these disclosures.

On November 11, 2004, we engaged Russell Bedford Stefanou Mirchandani LLP, hereinafter referred to in this report as “RBSM” to serve as our independent auditor.

We did not nor did anyone on our behalf consult with RBSM regarding (i) either: the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on our financial statements; and as such, no written or oral advice was provided, and none was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issues; or (ii) any matter that was a subject of a disagreement or event with R&A (as there were none).

We provided RBSM with a copy of this disclosure on November 11, 2004, providing RBSM with the opportunity to furnish us with a letter addressed to the Securities and Exchange Commission containing any new information, clarification of our expression of our views, or the respect in which RBSM did not agree with our statements. RBSM agreed with our statements and therefore did not provide a letter.

Item 8A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Our co-CEO’s and our CFO have evaluated our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2004, and have concluded that, as of December 31, 2004, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Current Officers and Directors

The composition and biographies of our directors and officers is as follows:

Name	Age	Position
Robert T. Geras	66	Chairman of the Board of Directors, Assistant Secretary and Assistant Treasurer
Phil Kenny	51	Director
David A. Beamish	41	Director
Douglas Stukel	35	Director and Assistant Secretary, Co-Chief Executive Officer
Lee Wiskowski	38	Director, Co-Chief Executive Officer
D. Skip Behm	45	Chief Financial Officer

Robert T. Geras. Mr. Geras has served as our Chairman of the Board since the completion in January 2004 of our merger with Nexvu. Mr. Geras served as the Chairman of Nexvu, from June 2003 through the date of the merger. Mr. Geras’ sole occupation for the last five years has been as a private investor. Among the companies in which Mr. Geras has been an early-stage investor is Merge Technologies Inc., a public company included in the Nasdaq National Market, which provides eHealth connectivity products for medical imaging and other clinical information. Mr. Geras has also served as a director and/or early stage investor in VideoHome Tours, a provider of visual content management and marketing services for large brokerage firms; ShowTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

Philip B. Kenny. Mr. Kenny has served as a director of ours since August 2004. He is an owner of and partner in Kenny Industries, a holding company for Kenny Construction Company, Seven K Construction, Northgate Investments, Casino Queen and Clinton Industries. Mr. Kenny serves as president of Seven K Construction and Northgate Investments. In addition, Mr. Kenny recently served as CEO of K-2 Industrial, a $140 million service company, with over 1,000 corporate clients across the United States. In addition, he serves on the executive committee of Sports Publishing, a Champaign, IL publisher that produces and distributes 120 sports publications on an annual basis. Mr. Kenny also serves on the boards of Umbrella Entertainment, the largest production manager of air shows in the United States, Fifth Media, a technology company in Libertyville, IL, and Insight Productions, a designer and importer of custom products based in Naperville, IL. He serves on the business advisory board at Miami University in Oxford, OH, the board at Northern Illinois University School of Engineering and Technology, and Loyola Academy, the largest Jesuit High School in the United States. Mr. Kenny is a graduate of the Business School at Arizona State University.

David A. Beamish. Mr. Beamish has served as a director of ours since August 2004. He has been in sales and marketing for over 18 years. Mr. Beamish began his career in the medical sales area, where he worked for Medline Industries for five years. He successfully managed and built a four state territory to over $35 million in sales. In 1987, he left Medline Industries to co-found Premier Medical Industries Inc., which he and a partner built to $32 million in sales business over a period of eight years. After Premier Medical Industries, Mr. Beamish successfully formed, built and sold five local businesses: Premier Sales Inc. (a linen and textile distributor), Premier Tax and Accounting LLC (an accounting and tax firm), Premier Construction LLC (a small construction firm), Premier Technologies (a computer distributor and Internet firm), and Premier Products LLC (a nursing home supply company). Today, Mr. Beamish owns and operates Premier Laundry Technologies LLC, the largest independently owned COG Healthcare Laundry in the Midwest. PLT has three plants and employs over 150 people.

Douglas Stukel. Mr. Stukel has served as a director of ours since August 2003. Mr. Stukel has served as our co-chief executive officer since August 30, 2004. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in our company. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients.

Lee Wiskowski. Mr. Wiskowski has served as a director of ours since the completion of our merger with Nexvu. Mr. Wiskowski has served as our co-chief executive officer since August 30, 2004. In 1994, Mr. Wiskowski was the co-founder of Madison Securities (40-person team) and early in 1999 was a co-founder of Advanced Equities (50-person team), both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility in the companies’ raising in excess of $125 million and $250 million, respectively, for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December 2002, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients.

D. Skip Behm. Mr. Behm has served as our chief financial officer since 2004. Mr. Behm served as the chief financial officer of Spiegel Catalog, Inc. from 2000 to 2003 and as the chief financial officer of Harrods Online, Inc. from 1999 to 2000. Prior to 1999, Mr. Behm was the corporate controller of The Spiegel Group.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. Officers serve at the discretion of our board of directors. Our board of directors has determined that Mr. Geras, Mr. Beamish and Mr. Kenny are independent within the meaning of Rule 4200 of the Nasdaq Stock Market.

Significant Employees

Rory Herriman. Mr. Herriman is the president (2004) and chief technology officer (2002) of Nexvu. He also served as a director of ours from the date of merger with Nexvu until August 2004. From December 1997 until May 2002, Mr. Herriman served as the senior director of technology architecture and engineering at Sears, Roebuck & Company, where he defined and executed enterprise-wide technology strategies in the areas of telecommunications, networking and computing. Mr. Herriman is 34 years old.

James Cuppini. Mr. Cuppini served as the president of Frontrunner since the completion of the Frontrunner acquisition in September, 2004 through his resignation on March 17, 2005. From 1999 to 2004, he was the chief executive officer of Frontrunner. Mr. Cuppini resigned as the president of Frontrunner and has been replaced by Don Hauschild on March 17, 2005. Mr. Cuppini is 49 years old.

Kevin Dipaolo. Mr. Dipaolo has served as the chief financial officer of Frontrunner since 2004. From 2001 to 2004, he was the senior vice president of corporate sales and marketing. Prior to working with Frontrunner, Mr. Dipaolo was a senior manager/director in the management consulting division of Price-Waterhouse from 1999 to 2001. Mr. Dipaolo is 49 years old.

Don Hauschild. On March 17, 2005, Don Hauschild was appointed to serve as the new president of Frontrunner. Mr. Hauschild is a senior operations and IT executive with over 25 years experience in industry and management consulting with global consumer products and manufacturing companies. From May 2002 to the present, Mr. Hauschild acted as an independent consultant. He worked with Answerport Inc., in Milwaukee, WI from May 2002 through June 2004 and with Independent Consultant, in Milwaukee, WI from June 2004 to the present. From April 2000 through the present, Mr. Hauschild has also served as the CEO and board member of QS Software Co./CIDC in Chicago, IL, which is a telecommunications start-up company. From August 1988 through March 2000, Mr. Hauschild worked for Ernst & Young, LLP, Milwaukee, WI. He served as a partner at Ernst & Young LLP from October 1993 through March 2000. Mr. Hauschild is 49 years old.

Code of Ethics

On January 29, 2004, our board of directors adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions. We will provide a copy of the code of ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173. A copy of the code of ethics has been filed as an exhibit.

We intend to disclose any waivers or amendments to our code of ethics in a report on Form 8-K with the Securities and Exchange Commission rather than on our website.

Audit Committee

We have an audit committee and an audit committee charter, a copy of which is attached to this report. The audit committee is presently comprised of Robert Geras, Lee Wiskowski and Doug Stukel. The audit committee is responsible for selection and oversights of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors and reviewing all potential conflict of interest situations. We presently do not have a director who would qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Given our present situation, we feel it would be overly costly, burdensome and unwarranted to retain an independent director who would qualify as an “audit committee financial expert.” We will consider adding an audit committee financial expert if our business grows and adding such a person would be less burdensome.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our executive officers, directors and shareholders beneficially owning more than 10% of our common stock are required under the Exchange Act to file reports of ownership of our common stock with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our common stock have been complied with, except for David A. Beamish, who failed to timely file a Form 4.

Item 10.    Executive Compensation.

We presently have no formal agreement or arrangements in place regarding compensation for our directors or officers, except as described below.

We have entered into an employment agreement with Rory Herriman under which he is entitled to a base salary of $175,000 per year. Under this agreement, Mr. Herriman may receive a bonus in the discretion of the board of directors, with a target bonus of 50% of base salary. Mr. Herriman was entitled to receive under his employment agreement, options to acquire 430,000 shares of our common stock under our Long-Term Incentive Plan, vesting over a four-year period through January 2, 2007, with acceleration on a change in control. In addition, Mr. Herriman is entitled to a bonus in the event of a successful change in control, such as a merger or sale of our company, equal to the lesser of 299% of their base salary as of the date of the change in control, or one percent of the amount by which the value of the transaction to our shareholders exceeds the product of the highest prior price at which we sold our shares, multiplied by the number of our outstanding shares of ours as of the date the change of control occurs.

The employment agreement has a term ending at the end of the calendar year and will automatically renew for additional one-year periods unless terminated by us or the executive on written notice at least two months before expiration of the current term. Under the agreements, if employment is terminated without cause, or the agreement does not automatically renew, he is entitled to receive severance of one year’s pay, payable in regular monthly increments. The agreements also provide for a lump sum payment of 90 days’ pay in the event of death or disability.

Summary Compensation Table
		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Scott Allen Chief Executive and Chief Financial Officer (1)	2004 2003	$127,600 $67,500	- -	430,000 772,092(2)	-	-
Douglas Stukel (3) Co-Chief Executive Officer	2004	$29,200	-	250,000	-	-
Lee Wiskowski(3) Co-Chief Executive Officer	2004	$29,200	-	250,000	-	-
D. Skip Behm Chief Financial Officer	2004	$108,300			200,000	-
Rory Herriman President, Chief Technology Officer, Nexvu	2004 2003 2002	$175,000 $150,000 $81,250	$35,000 - -	430,000 901,953(4)	-	-
James Cuppini (5) President, Frontrunner	2004	$198,063	-	-	-	$11,595
Kevin DiPaolo (6) CFO, Frontrunner	2004	$143,559	$8,160	-	-	-

(1) Mr. Allen was employed by Nexvu effective July 2003. Mr. Allen’s employment agreement with Nexvu Technologies included the issuance of various options to acquire Class B interests upon achieving certain targets, which were not met. The employment agreement was superseded by a new agreement with us on April 26, 2004. Mr. Allen left the company in August  2004, and executed a severance agreement. According to the terms of the severance agreement, Mr. Allen agreed to serve as a consultant to the company until the earlier of (a) his finding alternative employment, and (b) November 23, 2004. We paid Mr. Allen at an annual rate of $175,000 per year, pro rated for the number of days between the date of the severance agreement until the consulting termination date. Mr. Allen continued to participate in our employee benefit plans (except vacation) through the consulting termination date. Mr. Allen retained the vested portion of his employee stock option (which allows him to purchase 107,500 shares of our common stock), on or before April 25, 2014, at a price of $1.35 per share. Mr. Allen has agreed not to disclose confidential information for a period of four years and not to solicit our employees and customers for a period of two years.

(2) Consists of 212,093 managing member interests granted to Mr. Allen in connection with the signing of his employment agreement, and 559,999 interests granted to Mr. Allen in October 2003 as part of a discretionary award made by the manager of Nexvu to various employees and service providers. Holders of the managing member interests had no interest in the company other than the right to share in its profits, if any, after the payment of preferred returns to other holders. The managing member interests were deemed to have only nominal value at the time of grant. The 772,092 interests owned by Mr. Allen were converted into a total of 161,178 shares of our common stock in connection with the merger between us and Nexvu which occurred on January 28, 2004. At that time, Mr. Allen became our CEO.

(3) Mr. Stukel and Mr. Wiskowski, directors, became co-chief executive officers in August 2004 after the departure of Mr. Allen. Although there are no written employment agreements at this time, Messrs. Wiskowski and Stukel received employment compensation based on an annual salary of $87,500 each, commencing September 1, 2004. Messrs. Wiskowski and Stukel are entitled to expense reimbursements, customary health insurance coverage and customary fringe benefits. It is anticipated that each of them will be employed by us on a part-time basis.

(4) Consists of managing member interests granted to Mr. Herriman in October 2003 as part of a discretionary award made by the manager of Nexvu to various employees and service providers. Holders of the managing member interests had no interest in the company other than the right to share in its profits, if any, after the payment of preferred returns to other holders. The managing member interests were deemed to have only nominal value at the time of grant. The 901,953 interests owned by Mr. Herriman were converted into a total of 188,871 shares of our common stock in connection with the merger between us and Nexvu  which occurred on January 28, 2004.

(5) Mr. Cuppini served as the president of Frontrunner since the completion of the Frontrunner acquisition in September 2004 through his resignation. From 1999 to 2004, he was the chief executive officer of Frontrunner. Mr. Cuppini received other compensation in the form of a personal car allowance in the amount of $11,595. Mr. Cuppini resigned as the president of Frontrunner March 17, 2005 and was replaced by Don Hauschild on March 17, 2005. Mr. Cuppini is 49 years old. Effective March 17, 2005, the Grid Note agreement between James Cuppini and Frontrunner terminated. As of March 17, 2005, Frontrunner had extended $156,000.00 to Mr. Cuppini. Pursuant to the terms of the Grid Note, the loan was forgiven upon Mr. Cuppini’s resignation as the president of Frontrunner. The Grid Note which included a forgiveness provision was entered into prior to enactment of the Sarbanes-Oxley Act of 2002. As part of his resignation, Mr. Cuppini entered into a Separation/Severance Agreement with Frontrunner. Pursuant to the Separation/Severance Agreement, Mr. Cuppini will continue to provide consulting services to Frontrunner. Frontrunner shall pay Mr. Cuppini a salary at the rate of $90,600 pro rated across a 365 day period and payable in accordance with Frontrunner’s regular pay roll practices. Frontrunner has also agreed to reimburse Mr. Cuppini for expenses in the amount of approximately $21,000, and grant him additional compensation in the forms of cash bonuses and stock in the event certain transactions are closed. Mr. Cuppini has agreed not to disclose confidential information of Frontrunner and Capital Growth for a period of four years. He has agreed not to solicit for a period of two years.

(6) Mr. Dipaolo has served as the chief financial officer of Frontrunner since 2004. From 2001 to 2004, he was the senior vice president of corporate sales and marketing of Frontrunner. Prior to working with Frontrunner, Mr. Dipaolo was a senior manager/director in the management consulting division of Price-Waterhouse from 1999 to 2001. Mr. Dipaolo is 49 years old. The $8,160 bonus represents a commission earned for consulting services provided to a customer.

Employment Agreement

In July 2003, Nexvu entered into an employment agreement with Scott Allen, the company’s Executive Vice President - Sales, under which Mr. Allen was entitled to a base salary of $135,000 per year. Under the agreement Mr. Allen received 212,093 managing member interests in Nexvu, subject to downward adjustment if an offering of Nexvu planned at the time was smaller than anticipated. Half of the managing member interests were to vest on July 1, 2004, and the remaining half were to vest equally over the subsequent twelve months, except that all of the interests were to vest in the event of a change in control. For the first year of the agreement, Mr. Allen was entitled to a bonus of up to $200,000, based on Nexvu achieving various sales goals specified in the agreement. Mr. Allen was also entitled to additional incentive compensation based on: the first purchase order received by Nexvu, if Mr. Allen was the source of the order; establishment of the company’s first original equipment manufacturer, or “OEM,” relationship resulting in $5,000,000 of revenue in the first year of Mr. Allen’s employment; or the sale of rights to any products or technology for $5,000,000 or more, or sale of 51% or more of the company based on a valuation of the company in excess of $7,500,000. The incentive based on the purchase order was payable in cash, and the incentives based on the OEM relationship or sale of products, technology or all or part of the company were payable in managing member interests.

Mr. Allen’s employment agreement had a one-year term, and was to automatically renew for additional one-year periods unless terminated by Nexvu or Mr. Allen on written notice at least two months before expiration of the current term. Under the agreement, if Mr. Allen’s employment was terminated without cause, or the agreement did not automatically renew, he was entitled to receive severance of 90 days’ pay. The agreement also provided for a lump sum payment of 90 days’ pay in the event of death or disability. Mr. Allen’s employment agreement with Nexvu was superseded by an agreement he entered into with us in April 2004. Mr. Allen left the company in August 2004 and executed a severance agreement. According to the terms of the severance agreement, Mr. Allen agreed to serve as a consultant to the company until the earlier of (1) his finding alternative employment, and (2) November 23, 2004. We paid Mr. Allen at an annual rate of $175,000 per year, pro rated for the number of days between the date of the severance agreement until the consulting termination date. Mr. Allen continued to participate in our employee benefit plans (except vacation) through the consulting termination date. Mr. Allen retained the vested portion of his employee stock option (which allows him to purchase 107,500 shares of the company’s common stock), on or before April 25, 2014, at a price of $1.35 per share. Mr. Allen has agreed not to disclose confidential information for a period of four years and not to solicit our employees and customers for a period of two years.

On March 17, 2005, Don Hauschild was appointed to serve as the new president of Frontrunner. Although Mr. Hauschild and Frontrunner have not entered into a written employment agreement, Frontrunner has agreed to pay Mr. Hauschild a salary in the amount of $195,000 per year and has granted him options to purchase 400,000 shares of our common stock at $1.35 per share, 25% of which options vest immediately with the remainder vesting 25% on each anniversary of his employment for a period of three years.

Long Term Incentive Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. It is expected that a substantial portion of these options will be allocated to existing management and other persons assisting us in our endeavors. Presently, we have issued 1,139,907, net of forfeitures, restricted shares under the 2003 Plan. Our shareholders did not ratify the 2003 Plan for key employees within one year of its adoption by our board of directors. Therefore, our directors ratified the issuance of options to purchase 1,139,907 shares of common stock, net of forfeitures, pursuant to the 2003 Plan. In March 2005, we adopted the 2005 Plan which mirrors the 2003 Plan. Upon the 2005 Plan’s ratification by our shareholders, the 2005 Plan will replace and supersede the 2003 Plan and the 2003 Plan will have no further force or effect.

Item 11.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 25, 2005, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

•	Each person known to be the beneficial owner of more than five percent (5%) of our common stock;

•	Each director; and

•	All directors and executive officers, as a group.

Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. The beneficial ownership percentages are based on 16,940,754 shares outstanding as of April 25, 2005.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Robert T. Geras	2,257,837(2)	12.67%
Carl C. Greer Trust	2,266,281(3)	13.16%
Craig Siegler	1,401,091(4)	8.19%
David Lies	1,304,375(5)	7.65%
Balkin Family Limited Partnership	1,093,186(6)	6.42%
Philip B. Kenny(7)	75,000.44%
David A. Beamish(8)	435,667	2.57%
Derry L. Behm(9)	93,750(10)	.55%
Douglas Stukel(11)	434,482(12)	2.53%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class
Lee Wiskowski(11)	325,407(13)	1.89%
Scott Allen(14)	269,178	1.58%
Rory Herriman(15)	618,871	3.56%
All Current Directors and Executive Officers as a Group (6 persons)	3,622,143	20.65%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all common stock shown as beneficially owned by the stockholder.

(2)	Mr. Geras is the chairman of the board. Mr. Geras’ business address is 55 East Erie Street, Suite 2905, Chicago, IL 60611.

(3)
The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members. Includes warrants held by the Carl C. Greer Trust to acquire 277,778 shares. The business address of the trust is c/o Thomas Floyd, 4501 West 127th Street, Suite D, Alsip, IL 60803.

(4)	Includes 162,500 shares issuable upon the exercise of warrants held by Mr. Siegler. Mr. Siegler’s business address is 388 Melford Road, Deerfield, IL 60035.

(5)
Includes 111,111 shares issuable upon the exercise of warrants held by Mr. Lies, 97,392 shares owned by Mr. Lies’ wife, and 9,259 shares issuable upon the exercise of warrants held by Mr. Lies’ wife. Mr. Lies disclaims beneficial ownership of shares held by his wife or issuable upon the exercise of warrants held by his wife. Mr. Lies’ address is 1210 Sheridan Road, Wilmette, IL 60091.

(6)
The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members. Includes warrants held by the Balkin Family Limited Partnership to acquire 92,593 shares. The address of the partnership is 1145 Green Bay Road, Glencoe, IL 60022.

(7)	Mr. Kenny is a director. The business address of Mr. Kenny is 250 Northgate Parkway, Wheeling, IL 60090.

(8)	Mr. Beamish is a director. The business address of Mr. Beamish is 51 West Jackson Street, Joliet, IL 60432.

(9)	The business address of Mr. Behm is 50 E. Commerce Drive, Suite A, Schaumberg, IL 60173.

(10)
Mr. Behm is the chief financial and accounting officer. Mr. Behm holds options to purchase 200,000 shares of common stock, which vest over a period of four years. The first tranche (25% for 50,000 shares) vested immediately and a second tranche of 43,750 shares vests in April 2005.

(11)
Messrs. Wiskowski and Stukel currently serve as co-chief executive officers and directors of the company. The business address of Mr. Wiskowski and Mr. Stukel is 875 N. Michigan Avenue, Suite 3335, Chicago, IL 60611.

(12)	Includes 250,000 shares issuable upon the exercise of a warrant held by Mr. Stukel.

(13)	Includes 72,407 shares owned by Grander, LLC, of which Mr. Wiskowski is the sole member, and 250,000 shares issuable upon the exercise of a warrant held by Mr. Wiskowski.

(14)
Mr. Allen served as a director and the company’s chief executive officer and chief financial officer since our completion of the merger with Nexvu, through August 30, 2004. Includes 107,500 shares issuable upon the exercise of options held by Mr. Allen. Mr. Allen’s business address is 178 East Tasman Drive, San Jose, CA, 95134.

(15)
Mr. Herriman served as a director and our chief technology officer since our completion of the merger with Nexvu, through August 30, 2004. He continues to serve as our chief technology officer. Includes 430,000 shares issuable upon the exercise of options held by Mr. Herriman. His business address is 50 E. Commerce Drive, Suite A, Schaumburg, IL 60173.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	--	--	--

Equity Compensation Plans Not Approved by Security Holders	1,139,907	$1.34	1,145,093*

Total	1,139,907	$1.34	1,145,093
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

On October 1, 2003, we entered into a Subscription Agreement with Grander, LLC, whereby Grander agreed to purchase 238,500 shares of our common stock in consideration for Grander’s funding of certain of our operational requirements. The offering price of the shares purchased was $0.0545 per share. Total proceeds of this issuance were $13,000. Mr. Lee Wiskowski, a director of ours, is the sole member of Grander.

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

The warrants granted to Mr. Wiskowski and Mr. Stukel under the agreements contain a cashless exercise provision which essentially provides that upon exercise of the warrants, they have the right to either pay cash or receive “credit,” as if they had paid cash, for the cancellation of a portion of their warrants with a value equal to the spread, if any, between the fair-market value of our common stock at the date of exercise and the exercise price of $1.35 per share, multiplied by the number of warrants being cancelled.

On August 30, 2004, Mr. Allen entered into a Severance Agreement with the company. According to the terms of the Severance Agreement, Mr. Allen agreed to serve as a consultant to the company until the earlier of (1) his finding alternative employment, and (2) November 23, 2004. The company paid Mr. Allen at an annual rate of $175,000 per year, pro rated for the number of days between the date of the Severance Agreement until November 23, 2004. Mr. Allen continued to participate in the company’s employee benefit plans (except vacation) through the Consulting Termination Date. Mr. Allen retained the vested portion of his employee stock option (which allows him to purchase 107,500 shares of the company’s common stock), on or before April 25, 2014, at a price of $1.35 per share. Mr. Allen has agreed not to disclose confidential information for a period of four years and not to solicit employees and customers of the company for a period of two years.

On August 30, 2004, Lee Wiskowski and Douglas Stukel, directors of ours, became the co-chief executive officers of our company. Although there are no written employment agreements at this time, Messrs. Wiskowski and Stukel will receive employment compensation based on an annual salary of $87,500 each, commencing September 1, 2004. Messrs. Wiskowski and Stukel are entitled to expense reimbursements, customary health insurance coverage and customary fringe benefits. It is anticipated that each of them will be employed by the company on a part-time basis.

Effective March 17, 2005, the Grid Note agreement between James Cuppini, the former president of Frontrunner, and Frontrunner terminated. As of March 17, 2005, Frontrunner had extended $156,000.00 to Mr. Cuppini. Pursuant to the terms of the Grid Note, the loan was forgiven upon Mr. Cuppini’s resignation as the president of Frontrunner, effective March 17, 2005. The Grid Note which included a forgiveness provision was entered into prior to enactment of the Sarbanes-Oxley Act of 2002. As part of his resignation, Mr. Cuppini entered into a Separation/Severance Agreement with Frontrunner. Pursuant to the Separation/Severance Agreement, Mr. Cuppini will continue to provide consulting services to Frontrunner. Frontrunner will pay Mr. Cuppini a salary at the rate of $90,600 pro rated across a 365 day period and payable in accordance with Frontrunner’s regular pay roll practices. Frontrunner has also agreed to reimburse Mr. Cuppini for expenses in the amount of approximately $21,000, and grant him additional compensation in the forms of cash bonuses and  stock in the event certain transactions are closed. Mr. Cuppini has agreed not to disclose confidential information of Frontrunner and Capital Growth for a period of four years. He has agreed not to solicit for a period of two years

Nexvu

Craig Siegler is considered the promoter of Nexvu, and owned over 5% of the company’s membership interests. Upon formation of Nexvu, Mr. Siegler received 90 of the company’s original 100 membership interests. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, who owned over 5% of Nexvu's  membership interests, acted as the initial manager of Nexvu. Under the amended and restated operating agreement for Nexvu dated as of June 27, 2003, Mr. Siegler received a one-time expense reimbursement of $15,000 from Nexvu, representing reimbursement for expenses incurred by Mr. Siegler or his affiliates from Nexvu's inception through the date of the agreement. The agreement also provided that Mr. Siegler would receive compensation at an annual rate of $50,000 for the one-year period from July 1, 2003 through June 30, 2004. Under the amended and restated operating agreement LaSalle Nexvu Manager, LLC, a company controlled by Robert Geras, who owned over 5% of Nexvu's outstanding interests, became the manager of Nexvu  and received compensation of $5,000 per month beginning on July 1, 2003. LaSalle Nexvu Manager had the ability to increase this compensation to $10,000 per month in its discretion if its time commitment increased substantially.

During the period from the inception of Nexvu  on February 28, 2002 through the June 27, 2003 effective date of the amended and restated operating agreement, Mr. Siegler advanced $1,034,907 to Nexvu. There was no interest rate on this advance. This amount was converted into a total of 2,837,950 Class A membership interests in Nexvu on June 27, 2003, and the original 90 membership interests issued to Mr. Siegler were canceled. In mid-January 2003, Mr. Siegler received a $160,000 loan from a private bank that was guaranteed by Nexvu, and then loaned this $160,000 to Nexvu. The $160,000 note issued to Mr. Siegler had an interest rate of 9%. This loan, including all accrued interest, was repaid by Nexvu in February 2004.

On May 20, 2003, Mr. Geras made a bridge loan to Nexvu in the amount of $150,000. The note was payable on demand, and had an interest rate of 12%. Mr. Siegler personally guaranteed this note. Mr. Geras subsequently waived the interest on the note and converted the principal amount of the note to Class B membership interests in Nexvu  at a price of approximately $0.324 per interest.

Several members of Nexvu who held over 5% of its Class B membership interests purchased convertible promissory notes from the company in September and December 2003. Each note had a one-year term and an interest rate of 8%. The notes provided that past due principal and interest would bear interest at the lesser of the maximum permitted rate or 10%. Each note was convertible into Class B membership interests of Nexvu at a rate of approximately $0.324 in principal amount for each Class B membership, and each note holder received a warrant to purchase Class B membership interests at a price of $1.35 per interest. A $250,000 note purchased by the Carl Greer Trust was automatically convertible if within 90 days of the date of the note the company both entered into a distribution agreement with a nationally recognized brand distributor of hardware products and received new purchase orders for at least $50,000 of products. The remaining notes were convertible at the option of the lender. The dates, purchasers and amounts of these notes, along with the number of Class B interests underlying the warrants granted to each purchaser, are summarized in the following table:

Date	Holder	Amount	Class B Interests underlying Warrants

9-9-03	Carl Greer Trust(1)	$250,000	92,593

9-10-03	Robert Geras	$300,000	111,111

9-10-03	Karen Jaimovich	$100,000	37,037

9-9-03	Balkin Family Limited Partnership(2)	$100,000	37,037

12-10-03	Balkin Family Limited Partnership(2)	$150,000	55,556

12-1-03	David J. Lies	$300,000	111,111
12-1-03	Linda Lies(3)	$25,000	9,259

12-22-03	Carl Greer Trust(1)	$500,000	185,185
TOTAL		$1,725,000	638,889

(1)	The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members.
(2)
The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members.

(3)	Ms. Lies is the wife of David Lies.

All of the above interests converted into warrants to purchase an identical number of our shares upon the closing of our merger with Nexvu on January 28, 2004. The note purchased by the Carl Greer Trust in September 2003 automatically converted into a total of 769,777 Class B membership interests on December 30, 2003. Of the remaining $1,375,000 of notes, $862,289 was converted into a total of 2,655,082 Class B membership interests of Nexvu, and the remaining $512,711 was converted into a total of 538,347 of our shares on January 28, 2004 in connection with the merger between us and Nexvu.

On January 28, 2004, Nexvu entered into an agreement with Mr. Siegler in connection with a dispute relating to the issuance of membership interests in Nexvu and a capital call by Nexvu in December 2003. Under the agreement, among other things, Nexvu and Mr. Siegler each released the other and his or its successors and assigns and, in the case of Nexvu, its manager and officers, against any and all liabilities relating to us or Nexvu. Under the agreement Nexvu  agreed to cause us to grant Mr. Siegler a warrant to purchase 162,500 shares of our common stock at a price of $1.35 per share in consideration for Mr. Siegler’s release and for his employment with Nexvu. The warrants issued to Mr. Siegler had a cashless exercise provision.

Frontrunner

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 925,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

The merger agreement contained certain conditions precedent including: (i) requiring certain creditors of Frontrunner to execute creditor waiver agreements; (ii) James Cuppini entering into an employment agreement with Frontrunner, (iii) entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with certain other of its creditors, and (iv) Frontrunner obtaining from Harris Trust and Savings Bank, a consent to the merger and a commitment that it would extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger (approximately $3,920,000). We waived all of the conditions precedent except the entry into certain creditor waiver agreements and our issuance of common stock to those creditors.

Frontrunner entered into creditor waiver agreements with several of its identified creditors. All but one of these identified creditors (John Jellinek) executed the creditor waiver agreements. The following identified creditors entered into the creditor waiver agreements and we, in turn, issued a total of 925,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, and James Cuppini, and reserved the remaining 75,000 shares, for possible later issuance to John Jellinek. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners L.P. and 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the president of Frontrunner from the merger through March 17, 2005.

Fifteen percent (15%) of the 925,000 shares issued to the participating creditors, approximately 138,750 shares was deposited in escrow to be held for a year for the purpose of settling or litigating claims. Mr. Kenny is the owner of the escrow agent for this account.

Frontrunner has a customer base of over 1,000 companies and a fully functional Network Operating Center (“NOC”). This will allow Nexvu to market its Application Performance Monitoring products.

Item 13.    Exhibits.

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger Agreement by and among Capital Growth Systems, Inc., Nexvu MergerSub, LLC, and Nexvu Technologies, L.L.C. dated January 28, 2004. (1)
2.2
Agreement and Plan of Merger by and among Capital Growth Systems, Inc., Frontrunner Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of ours and Frontrunner Network Systems Corp., a Delaware corporation. (6)

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (2)
3.2	By-laws of Capital Growth Systems, Inc. (2)
4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the Company dated as of December 16, 2003. (1)
4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)

4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements. (3)
4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder. (3)
4.5	2003 Long-Term Incentive Plan. (3)
4.6	2005 Long-Term Incentive Plan.
10.1	Indemnification Agreement by and among Capital Growth Systems, Inc., Nexvu Technologies, L.L.C., Rory Herriman, Douglas Stukel and Lee Wiskowski dated as of January 28, 2004. (1)
10.2
Loan Conversion Agreement by and among Nexvu Technologies, L.L.C., Robert T. Geras, Balkin Family L.P., Carl Greer Trust, David J. Lies, Linda M. Lies and Karen Jaimovich dated as of December 31, 2003. (1)

10.3	Second Amended and Restated Operating Agreement of Nexvu Technologies, LLC.(3)
10.4	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Lee Wiskowski. (3)
10.5	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Douglas Stukel. (3)
10.6	Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Scott Allen. (3)
10.7	Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Rory Herriman. (3)
10.8	Subscription Agreement dated October 1, 2003 by and between Capital Growth Systems, Inc. and Grander, LLC. (10)
10.9	Software License Agreement dated as of August 31, 2002 by and between Hifn, Inc. and Siegler Technology & Development, L.L.C. for MeterFlow Software. (10)
10.10	Form of Agreement between Capital Growth Systems, Inc. and Value-Added Resellers (10)
10.11
Creditor Waiver and Consent Agreement by and among Frontrunner Network Systems Corp., Capital Growth Systems, Inc., and Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., Philip Kenny and James Cuppini. (8)

10.12
Escrow Agreement by and among Capital Growth Systems, Inc., Frontrunner Representative, Inc., as the escrow agent, and Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., Philip Kenny and James Cuppini. (8)

14	Code of Ethics. (3)
16.1	Letter from Salberg & Co., P.A. regarding Change in Auditors. (4)
16.2	Letter from Salberg & Co., P.A. regarding Change in Auditors. (5)
16.3	Letter from Russell & Atkins, PLC, dated November 12, 2004. (9)
20.1	Shareholder Letter, dated November 12, 2004. (9)
21	List of Subsidiaries.
23.1	Consent of Registered Independent Certified Public Accountants.
31.1(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Separation/Severance Agreement Between Capital Growth Systems, Inc. and Scott Allen, dated August 30, 2004. (7)
99.2	Separation/Severance Agreement Between Frontrunner Network Systems, Inc., Capital Growth Systems, Inc. and James Cuppini, dated April 14, 2005.
_________________________

(1)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).
(2)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).
(3)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(4)	Incorporated herein by reference to the Form 8-K filed with the Commission on May 3, 2004 (File No. 0-30831).
(5)	Incorporated herein by reference to the Form 8-K/A filed with the Commission on May 13, 2004 (File No. 0-30831).
(6)	Incorporated herein by reference to the Form 8-K filed with the Commission on August 13, 2004 (File No. 0-30831).
(7)	Incorporated herein by reference to the Form 8-K filed with the Commission on September 3, 2004 (File No. 0-30831).
(8)	Incorporated herein by reference to the Form 8-K filed with the Commission on September 20, 2004 (File No. 0-30831).
(9)	Incorporated herein by reference to the Form 8-K/A filed with the Commission on November 15, 2004 (File No. 0-30831).
(10)	Incorporated herein by reference to the Form 8-KSB/A for fiscal year ended December 31, 2003, filed with the Commission on August 26, 2004 (File No. 0-30831).

Item 14.    Principal Accountant Fees and Services.

(a)    Audit Fees.

The aggregate fees billed by Russell & Atkins, PLC, our previous auditors for the period ended December 31, 2003 and the 1st and 2nd quarter interim period reviews for 2004 were $17,000 and $2,750 respectively. The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP, our new auditors effective November 11, 2004, for the 3rd quarter review and audit of the 2004 financial statements are $34,625.

(b)    Audit-Related Fees.

Fees associated with reviewing our SBII registration filing were $1,050.

(c)    Tax Fees

None.

(d)    All Other Fees

None.

(e)    Audit Committee Pre-Approval Policy

We presently have a separately-designed standing Audit Committee and an Audit Committee Charter. Our Audit Committee intends to pre-approve all non-audit services provided by our independent auditors.

(f)    Percentage of fees in items (b) - (d) approved by the audit committee.

The fees in item (b) were not approved by the audit committee prior to being incurred.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Lee Wiskowski
Lee Wiskowski, Co-Chief Executive Officer

By:	/s/ Douglas Stukel
Douglas Stukel, Co-Chief Executive Officer
Title

Dated: May 4, 2005	By:	/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Douglas Stukel	Director and Co-Chief Executive Officer	May 4, 2005
Douglas Stukel

/s/ Lee Wiskowski	Director and Co-Chief Executive Officer	May 4, 2005
Lee Wiskowski

/s/ Robert T. Geras	Director	May 4, 2005
Robert T. Geras

/s/ Philip B. Kenny	Director	May 4, 2005
Philip B. Kenny

/s/ David A. Beamish	Director	May 4, 2005
David A. Beamish

/s/ Derry L. Behm	Chief Financial and Accounting Officer	May 4, 2005
Derry L. Behm

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1	Agreement and Plan of Merger Agreement by and among Capital Growth Systems, Inc., Nexvu MergerSub, LLC, and Nexvu Technologies, L.L.C. dated January 28, 2004. (1)
2.2
Agreement and Plan of Merger by and among Capital Growth Systems, Inc., Frontrunner Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of ours and Frontrunner Network Systems Corp., a Delaware corporation. (6)

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (2)
3.2	By-laws of Capital Growth Systems, Inc. (2)
4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the Company dated as of December 16, 2003. (1)
4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)
4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements. (3)
4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder. (3)
4.5	2003 Long-Term Incentive Plan. (3)
4.6	2005 Long-Term Incentive Plan.
10.1	Indemnification Agreement by and among Capital Growth Systems, Inc., Nexvu Technologies, L.L.C., Rory Herriman, Douglas Stukel and Lee Wiskowski dated as of January 28, 2004. (1)
10.2
Loan Conversion Agreement by and among Nexvu Technologies, L.L.C., Robert T. Geras, Balkin Family L.P., Carl Greer Trust, David J. Lies, Linda M. Lies and Karen Jaimovich dated as of December 31, 2003. (1)

10.3	Second Amended and Restated Operating Agreement of Nexvu Technologies, LLC.(3)
10.4	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Lee Wiskowski. (3)

10.5	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Douglas Stukel. (3)
10.6	Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Scott Allen. (3)
10.7	Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Rory Herriman. (3)
10.8	Subscription Agreement dated October 1, 2003 by and between Capital Growth Systems, Inc. and Grander, LLC. (10)
10.9	Software License Agreement dated as of August 31, 2002 by and between Hifn, Inc. and Siegler Technology & Development, L.L.C. for MeterFlow Software. (10)
10.10	Form of Agreement between Capital Growth Systems, Inc. and Value-Added Resellers (10)
10.11
Creditor Waiver and Consent Agreement by and among Frontrunner Network Systems Corp., Capital Growth Systems, Inc., and Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., Philip Kenny and James Cuppini. (8)

10.12
Escrow Agreement by and among Capital Growth Systems, Inc., Frontrunner Representative, Inc., as the escrow agent, and Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., Philip Kenny and James Cuppini. (8)

14	Code of Ethics. (3)
16.1	Letter from Salberg & Co., P.A. regarding Change in Auditors. (4)
16.2	Letter from Salberg & Co., P.A. regarding Change in Auditors. (5)
16.3	Letter from Russell & Atkins, PLC, dated November 12, 2004. (9)
20.1	Shareholder Letter, dated November 12, 2004. (9)
21	List of Subsidiaries.
23.1	Consent of Registered Independent Certified Public Accountants.
31.1(a)	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.1(b)	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Separation/Severance Agreement Between Capital Growth Systems, Inc. and Scott Allen, dated August 30, 2004. (7)
99.2	Separation/Severance Agreement Between Frontrunner Network Systems, Inc., Capital Growth Systems, Inc. and James Cuppini, dated April 14, 2005.

_______________________

(1)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).
(2)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831).
(3)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).
(4)	Incorporated herein by reference to the Form 8-K filed with the Commission on May 3, 2004 (File No. 0-30831).
(5)	Incorporated herein by reference to the Form 8-K/A filed with the Commission on May 13, 2004 (File No. 0-30831).
(6)	Incorporated herein by reference to the Form 8-K filed with the Commission on August 13, 2004 (File No. 0-30831).
(7)	Incorporated herein by reference to the Form 8-K filed with the Commission on September 3, 2004 (File No. 0-30831).
(8)	Incorporated herein by reference to the Form 8-K filed with the Commission on September 20, 2004 (File No. 0-30831).
(9)	Incorporated herein by reference to the Form 8-K/A filed with the Commission on November 15, 2004 (File No. 0-30831).
(10)	Incorporated herein by reference to the Form 8-KSB/A for fiscal year ended December 31, 2003, filed with the Commission on August 26, 2004 (File No. 0-30831).