Form 10QSB
period 2005-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-05-16
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0953505
(State of other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

50 East Commerce Drive, Schaumburg, Illinois 60173
(Address of principal executive offices)

630-872-5800
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒     No ☐
The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of May 13, 2005 is 16,940,754.

Transitional Small Business Disclosure Format: Yes ☐      No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” in our report on Form 10-KSB for the period ending December 31, 2004.

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements
(Unaudited)

March 31, 2005

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	(Unaudited)	(Audited)
	March 31, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash	$2,239,480	$3,660,894
Accounts receivable, net	2,008,477	1,454,579
Inventories, net	1,525,901	1,982,102
Prepaid expenses	95,427	90,303
Other current assets	109,038	119,352
Total current assets	5,978,323	7,307,230
Fixed assets, net of accumulated depreciation	1,050,643	1,099,805
Software license fees	39,178	43,311
Customer list acquired, net	3,257,070	3,410,622
Goodwill	3,452,369	3,452,369
Other assets	44,652	44,652
Total Assets	$13,822,235	$15,357,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$4,607,322	$4,795,994
Accounts payable	1,016,677	1,407,499
Accrued expenses	1,042,407	1,081,199
Deferred revenues	1,357,825	1,472,083
Advance billings	878,289	1,214,030
Other current liabilities	159,176	115,030
Total current liabilities	9,061,696	10,085,835

Long-term liabilities
Debt	1,124,318	1,231,716
Total Liabilities	10,186,014	11,317,551
Stockholders’ Equity
Common Stock, 25,000,000 authorized and 16,940,754 issued and outstanding as of March 31, 2005 and December 31, 2004	1,694	1,694
Additional paid-in capital	12,730,171	12,730,171
Retained earnings, (deficit)	(9,095,644)	(8,691,427)
Total Stockholders’ Equity	3,636,221	4,040,438
Total Liabilities and Stockholders’ Equity	$13,822,235	$15,357,989

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended March 31,
	2005	2004

Revenue	$4,054,746	$29,333
Cost of Goods Sold	2,141,654	28,477
Gross Margin	1,913,092	856
Operating Expenses:
Compensation	1,296,843	674,582
Other operating expenses	928,254	356,792
Total Operating Expenses	2,225,097	1,031,374
Operating Loss	(312,005)	(1,030,518)
Interest expense	83,996	4,898
Net Loss Before Income Taxes	(396,001)	(1,035,416)
Income taxes	8,216	-
Net Loss	$(404,217)	$(1,035,416)
Loss per Share	$(0.02)	$(0.07)
Average Shares Outstanding	16,940,754	14,262,412

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares Outstanding	Members' Contributions	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, January 1, 2005	16,940,754	-	$(8,691,427)	$1,694	$12,730,171	$4,040,438

Net loss	-	-	(404,217)	-	-	(404,217)

Balance, March 31, 2005	16,940,754	-	$(9,095,644)	$1,694	$12,730,171	$3,636,221

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2005	2004
Net Cash Used in Operating Activities	$(1,115,269)	$(1,041,136)

Net Cash Used In Investing Activities	(10,075)	(130,265)

Net Cash Provided By (Used in) Financing Activities	(296,070)	6,484,493
Increase (Decrease) in Cash and Cash Equivalents	(1,421,414)	5,313,092
Cash and Cash Equivalents - Beginning of Period	3,660,894	616,880
Cash and Cash Equivalents - End of period	$2,239,480	$5,929,972
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$102,478	$5,622
Cash paid for income taxes	$8,216	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans	$-	$550,000

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
March 31, 2005 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”) and Frontrunner Network Systems Corp. (“Frontrunner”). Except where necessary to distinguish the three entities, we will refer to all three as the “Company.” Significant intercompany transactions and balances have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of both companies included in CGSI’s 2004 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2004.

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

In consideration for the Frontrunner shares, we paid $222.18 in the aggregate in exchange for all of the Senior Preferred Stock, upon their surrender. All of the shares of Junior Preferred Stock, Convertible Preferred Stock and Frontrunner common stock, and all outstanding unexpired and unexercised options and warrants to acquire Frontrunner common stock were cancelled without receipt of consideration. As additional consideration, 1 million shares of CGSI’s common stock, with an estimated fair market value of $1.35 per share was issued to certain creditors in exchange for the cancellation of indebtedness by those creditors in the approximate amount of $2.3 million. This $1.35 value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. As of March 31, 2005, all but 75,000 shares of stock had been issued pursuant to this transaction. We may issue the remaining 75,000 shares, in our discretion, in the event the final creditor waiver is received.

NOTE 2 - Summary of Significant Accounting Policies

Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $139,910 and $132,127 as of March 31, 2005 and December 31, 2004, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the three months ended March 31, 2005 and 2004 were $335,405 and $427,306, respectively.

Goodwill and Purchased Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses and customer lists, are amortized on a straight-line basis over periods ranging 3 to 7 years, representing the remaining life of the assets.

Based on the impairment tests performed by management, there was no impairment of goodwill in 2004. The company has no reason to believe that goodwill impairment has occurred in 2005. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based-Compensation Transition and Disclosure-an Amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting, for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. To date the company has not issued any stock options where the exercise price of the option is different than the fair market value of the Company’s stock at grant date. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the three-month period ended March 31, 2005, and 2004.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	Dec 31,2004
Equipment	$1,954,048	$1,978,273
Work in process	772,231	1,080,332
Less: Inventory reserve	(1,200,378)	(1,076,503)

Net inventory	$1,525,901	$1,982,102

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of March 31, 2005, we have issued and outstanding 1,531,707 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to March 31, 2005:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
December 31, 2003	-	-	-
Granted	1,769,907	$0.95 - 1.35	$1.35
Terminated	630,000	1.35	1.35
December 31, 2004	1,139,907	0.95 - 1.35	1.34
Granted	400,000	1.35	1.35
Terminated	8,200	1.35	1.35
March 31, 2005	1,531,707	0.95 - 1.35	$1.35

Vested Shares:
Vested at $1.35	571,951	1.35	1.35
Vested at $0.95	17,807	0.95	0.95
Vested, March 31, 2005	589,758	$0.95 - 1.35	$1.34

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

The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. Forfeitures are recognized as they occur, and it is assumed that no dividends will be declared. The weighted-average fair-value calculations are based on the following assumptions

	Three months
	Ended March 31,
	2004	2005
Estimated life (in years)	5.0	5.0
Risk-free interest rate	3.85%	3.5%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees are amortized using the straight-line method over the vesting period of the options.

	Three months
	Ended March 31,
	2005	2004
Reported net loss	$(404,217)	$(1,035,416)
Employee stock-based compensation under the intrinsic value method (APB No. 25)	-	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	12,033	13,316
Pro forma net loss	$(416,250)	$(1,048,732)
Loss Per Share
As reported	(0.02)	(0.07)
Pro forma	(0.02)	(0.07)

NOTE 5 - Property and Equipment

Property and equipment at March 31, 2005 and December 31, 2004 consists of the following:

	March 31, 2005	Dec. 31, 2004
Furniture & fixtures	$169,193	$169,193
Computer equipment	883,787	882,923
Leasehold improvements	88,154	88,154
Machinery & equipment	249,668	240,456
	1,390,802	1,380,726
Accumulated depreciation	(340,159)	(280,921)
Net property and equipment	$1,050,643	$1,099,805

NOTE 6 - Debt

Debt as of March 31, 2005 and December 31, 2004 consist of the following:

	March 31, 2005	December 31, 2004
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 5.25% at March 31, 2005, until the loan is paid in full or demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate entity and three individuals.	$3,605,000	$3,690,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Interest on the note is fixed at 7.25%.	1,296,476	1,355,588

Note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of March 31, 2005, Frontrunner was in default under the terms of the agreement.	388,072	390,720

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	170,627	272,212

Unsecured note payable to creditor, unsecured, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The company is in default under the terms of this note.	198,050	232,829

Installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	73,415	86,361

Total debt	5,731,640	6,027,710
Less: Current maturities	4,607,322	4,795,994
Long term portion	$1,124,318	$1,231,716

The weighted-average interest rate on the debt listed above is 6.2% for 2005.

The aggregate principal re-payments of long term debt are as follows:

2005	$4,607,322
2006	341,246
2007	285,913
2008	307,344
2009	189,815

NOTE 7 - Transactions with Related Parties

Included in accounts payable at March 31, 2005 and December 31, 2004 is $48,000 due to an entity owned by the President of Frontrunner for software support. Purchases of services to this entity were $48,000 for the three month period ended March 31, 2005.

NOTE 8 - Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. It also provides consulting services to its customers. For purposes of segment reporting, the Company considers Nexvu and Frontrunner as two separate identifiable businesses. These two segments have separate management teams and financial statements. During the third quarter of 2004, the Company also started splitting out its corporate costs from the Nexvu financial statements. Accordingly, the segment results reflect this change during the first quarter of 2005.

Results of Operation:

Three months ended March 31, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,727,562	$327,184	$-	$4,054,746
Gross margin	1,757,032	156,060	-	1,913,092
Expenses	1,590,260	425,604	209,233	2,225,097
Operating income (loss)	166,772	(269,544)	(209,233)	(312,005)
Depreciation / amortization	197,115	19,807	-	216,922
Capital expenditures	9,212	863	-	10,075

Three months ended March 31, 2004.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$-	$29,333	$-	$29,333
Gross margin	-	856	-	856
Expenses	-	1,031,374	-	1,031,374
Operating loss	-	(1,030,518)	-	(1,030,518)
Depreciation / amortization	-	17,754	-	17,754
Capital expenditures	-	123,910	-	123,910

Segment assets as of March 31, 2005.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$4,085,664	$3,730,977	$(703,845)	$7,112,796
Intangibles & goodwill	6,709,439	-	-	6,709,439
Total assets	10,795,103	$3,730,977	$(703,845)	$13,822,235

Item 2. Management’s Discussion and Analysis

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

As of December 31, 2003, we were a development-stage company that had conducted virtually no business operations, other than efforts to effect a business combination. On January 28, 2004, we completed a merger through which Nexvu became a subsidiary of ours. As a result of the merger, the owners of Nexvu became the majority owners of our company, which resulted in the transaction being deemed a reverse acquisition for accounting purposes. Under this treatment, Nexvu became the surviving company for financial statement purposes. Our net assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as we were a public shell company acquiring a privately-held company, no goodwill was reported. Our financial statements after the merger reflect the historical financial statements of Nexvu, the operating company. Our accumulated deficit prior to the merger was eliminated as of the merger and only the accumulated deficit of Nexvu is reflected in our consolidated balance sheet.

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner Network Systems Corp. This transaction was a stock-based transaction whereby we issued 925,000 shares of our common stock in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $222.18 in exchange for all of the Senior Preferred Stock of Frontrunner. An additional 75,000 shares of common stock may be issued with respect to this transaction and is subject to one creditor waiver being signed. This waiver may or may not be signed.  We are under no obligation to consummate this share exchange. However, if we do issue the shares, the resulting increase in shares outstanding would result in an increase in the goodwill of $101,250 at the current estimated market price of our stock of $1.35 per share. Frontrunner generated approximately $12 million of revenues during 2004 and has approximately 1,000 customers.

As of March 31, 2005, we had approximately $1.5 million of working capital excluding current debt maturities of debt and $2.2 million in cash and cash equivalents. We believe that our working capital levels are sufficient to fund our operations for the next twelve months.

We presently have approximately 100 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase significantly in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Revenues for the three month period ended March 31, 2005 were heavily influenced by the acquisition of Frontrunner. Frontrunner is generating over 90% of the consolidated revenue. Total revenues from Frontrunner were $3.7 million with revenues generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 46% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 37% of the total revenues. The Nexvu revenues for the three month period ended March 31, 2005 were approximately $327 thousand and are comprised primarily of sales of our product, as well as, consulting fees and maintenance. The percentage of total revenue for Nexvu was 78% for consulting services and 18% for product sales. Maintenance revenues comprised the remaining revenues.

Gross margins for Frontrunner were 47% with the managed services and maintenance revenues having a 48% gross margin and installation revenues having a 26% gross margin. There is significant competition in this market and margins have been decreasing over the last year. The Nexvu gross margin rates were 48% for the three month period ended March 31, 2005. Gross margin includes the costs of the appliances included in the product sales, outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	March 31, 2005	March 31, 2004
Compensation	$1,296,843	$674,582
Travel and entertainment	46,293	48,634
Occupancy	128,721	29,628
Professional services	118,336	157,293
Insurance	40,152	6,098
Depreciation and amortization	216,922	17,754
Other operating expenses	377,830	97,385
Total operating expenses	$2,225,097	$1,031,374

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $350 thousand, down from the $675 thousand during the 1st quarter 2004. Frontrunner compensation was approximately $855 thousand with corporate salaries of approximately $92 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission, as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as, 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $153.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.7 million of debt. The debt has a weighted average interest rate of 6.2%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest expense on the remaining debt of Nexvu prior to the raise of capital and subsequent conversion and repayment of the debt.

Liquidity and Capital Resources

We have historically met our liquidity needs through loans from individuals and through equity contributions. As of March 31, 2005, we held approximately $2.2 million of cash and cash equivalents. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were approximately $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to approximately $6.6 million. During the three months ended March 31, 2005, we utilized approximately $1.1 million of cash in operations. We continue to utilize cash, primarily to fund the losses being experienced at Nexvu, funding working capital requirements and paying down existing levels of debt.

As part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt and subsequently converted $1.6 million of old accounts payable from two vendors into interest bearing promissory notes. The majority of debt is a callable demand loan and is currently classified in current liabilities. We currently have no knowledge that the noteholder plans to call the debt.

During the quarter we spent $10 thousand on fixed assets. We do not expect to require significant capital expenditures in the near future.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of March 31, 2005:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2005	$412,683	$4,607,322	$56,250
2006	198,870	341,246	100,000
2007	45,261	285,913	125,000
2008	-	307,344	150,000
2009	-	189,815	-

Total contractual obligations	$656,814	$5,731,640	$431,250

All debt that is callable or not in compliance is reflected in the 2005 obligations. However, we currently have no knowledge that the noteholder plans to call the debt.

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

Recent Accounting Pronouncements

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, we will implement the revised standard in fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation costs in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in 2006 and thereafter.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions. This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions in fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB104”), which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence that an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company's consolidated financial position and results of operations was not significant.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123 - “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair-market value-based method of accounting for stock-based employee compensation. FAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

We elected to continue to account for stock-based compensation plans using the intrinsic value-based method of accounting prescribed by APB No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Under the provisions of APB No. 25, compensation expense is measured at the grant date for the difference between the fair value of the stock and the exercise price.

From our inception, we have incurred significant costs in connection with the issuance of equity-based compensation, which is comprised primarily of our common stock and warrants to acquire our common stock, to non-employees. We anticipate continuing to incur such costs in order to conserve our limited financial resources. The determination of the volatility, expected term and other assumptions used to determine the fair value of equity-based compensation issued to non-employees under SFAS 123 involves subjective judgment and the consideration of a variety of factors, including our historical stock price, option exercise activity to date and the review of assumptions used by comparable enterprises.

We account for equity-based compensation, issued to non-employees in exchange for goods or services, in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.”

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our co-chief executive officers and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2005, and have concluded that, as of March 31, 2005, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description of Document

3.i	Articles of Incorporation of Capital Growth Systems, Inc.(1)

3.ii	By-laws of Capital Growth Systems, Inc.(1)

4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the company dated as of December 16, 2003.(2)

4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)

4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements.(3)

4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder.(3)

4.5	2003 Long-Term Incentive Plan.(3)

4.6	2005 Long-Term Incentive Plan.(4)

23.1	Consent of Registered Independent Certified Public Accountants.

31.1	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Separation/Severance Agreement Between Frontrunner Network Systems, Inc., Capital Growth Systems, Inc. and James Cuppini, dated April 14, 2005.(4)

(1)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831)

(2)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).

(3)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(4)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2004, filed with the Commission on May 4, 2005 (File No. 0-30831).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Lee Wiskowski
Lee Wiskowski, Co-Chief Executive Officer

By:	/s/ Douglas Stukel
Douglas Stukel, Co-Chief Executive Officer

By:	/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

Dated: May 16, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document

3.i	Articles of Incorporation of Capital Growth Systems, Inc.(1)

3.ii	By-laws of Capital Growth Systems, Inc.(1)

4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the company dated as of December 16, 2003.(2)

4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)

4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements.(3)

4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder.(3)

4.5	2003 Long-Term Incentive Plan.(3)

4.6	2005 Long-Term Incentive Plan.(4)

23.1	Consent of Registered Independent Certified Public Accountants.

31.1	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Separation/Severance Agreement Between Frontrunner Network Systems, Inc., Capital Growth Systems, Inc. and James Cuppini, dated April 14, 2005.(4)

(1)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831)

(2)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).

(3)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(4)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2004, filed with the Commission on May 4, 2005 (File No. 0-30831).