Form 10QSB
period 2005-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-08-12
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	65-0953505
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes ☒  No ☐

The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of August 11, 2005 is 17,015,754.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements

(Unaudited)

June 30, 2005

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash	$1,488,551	$3,660,894
Accounts receivable, net	1,491,873	1,454,579
Inventories, net	1,316,634	1,982,102
Prepaid expenses	206,734	90,303
Other current assets	71,614	119,352
Total current assets	4,575,406	7,307,230

Fixed assets, net of accumulated depreciation	1,043,247	1,099,805
Software license fees	35,043	43,311
Customer list acquired, net	3,103,518	3,410,622
Goodwill	3,553,619	3,452,369
Other assets	16,355	44,652
Total Assets	$12,327,188	$15,357,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$4,391,189	$4,795,994
Accounts payable	501,567	1,407,499
Accrued expenses	1,089,854	1,081,199
Deferred revenues	1,609,018	1,472,083
Advance billings	425,359	1,214,030
Other current liabilities	177,918	115,030
Total current liabilities	8,194,905	10,085,835

Long-term liabilities
Debt	1,019,614	1,231,716
Total Liabilities	9,214,519	11,317,551
Stockholders’ Equity
Common Stock, 25,000,000 authorized, 17,015,754 and 16,940,754 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	1,701	1,694
Additional paid-in capital	12,831,414	12,730,171
Retained earnings, (deficit)	(9,720,446)	(8,691,427)
Total Stockholders’ Equity	3,112,669	4,040,438
Total Liabilities and Stockholders’ Equity	$12,327,188	$15,357,989

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenue	$3,478,100	$274,139	$7,532,846	$303,472
Cost of Goods Sold	1,677,843	64,887	3,819,497	93,364
Gross Margin	1,800,257	209,252	3,713,349	210,108
Operating Expenses:
Compensation	1,316,015	917,667	2,612,858	1,592,249
Other operating expenses	1,002,008	418,881	1,930,262	775,673

Total Operating Expenses	2,318,023	1,336,548	4,543,120	2,367,922
Operating Loss	(517,766)	(1,127,296)	(829,771)	(2,157,814)
Interest expense (income)	92,036	(22,007)	176,032	(17,109)
Net Loss Before Income Taxes	(609,802)	(1,105,289)	(1,005,803)	(2,140,705)
Income taxes	15,000	-	23,216	-
Net Loss	$(624,802)	$(1,105,289)	$(1,029,019)	$(2,140,705)
Loss per Share	$(0.04)	$(0.07)	$(0.06)	$(0.14)
Average Shares Outstanding	16,965,479	15,960,112	16,953,117	15,111,262

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHARHOLDERS’ EQUITY
(Unaudited)

	Common Shares Outstanding	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, January 1, 2005	16,940,754	$(8,691,427)	$1,694	$12,730,171	$4,040,438

Net loss	-	(1,029,019)	-	-	(1,029,019)
Issuance of Common Stock for Acquisition	75,000	-	7	101,243	101,250

Balance, June 30, 2005	17,015,754	$(9,720,446)	$1,701	$12,831,414	$3,112,669

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2005	2004
Net Cash Used in Operating Activities	$(1,443,717)	$(2,110,938)

Net Cash Used In Investing Activities	(111,719)	(184,660)

Net Cash Provided By (Used in) Financing Activities	(616,907)	6,510,486
Increase (Decrease) in Cash and Cash Equivalents	(2,172,343)	4,214,888
Cash and Cash Equivalents - Beginning of Period	3,660,894	616,880
Cash and Cash Equivalents - End of period	$1,488,551	$4,831,768
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$211,391	$7,004
Cash paid for income taxes	$8,216	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans	$-	$550,000
Issuance of Stock for Frontrunner Acquisition	$101,250	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
June 30, 2005 (Unaudited)

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in CGSI’s 2004 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2004.

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

Acquisition of Frontrunner

On September 14, 2004, CGSI acquired 100% of the outstanding common stock of Frontrunner. The results of Frontrunner’s operations have been included in the consolidated financial statements since the acquisition date. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. This acquisition enables CGSI’s existing subsidiary, Nexvu, to better leverage its application performance monitoring product into the market as well as provide leverage for Frontrunner to further expand its existing infrastructure. We also expect to reduce costs through economies of scale from the combination.

In consideration for the Frontrunner shares, we paid $222.18 in the aggregate in exchange for all of the Senior Preferred Stock, upon the surrender thereof. All of the shares of Junior Preferred Stock, Convertible Preferred Stock and Frontrunner common stock, and all outstanding unexpired and unexercised options and warrants to acquire Frontrunner common stock were cancelled without receipt of consideration. As additional consideration, 1 million shares of CGSI’s common stock, with an estimated fair market value of $1.35 per share, was issued to certain creditors in exchange for the cancellation of indebtedness by those creditors in the approximate amount of $2.3 million. This $1.35 value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. As of March 31, 2005, all but 75,000 shares of stock had been issued pursuant to this transaction. During the quarter ending June 30, 2005, the last credit waiver was received and the remaining 75,000 shares of common stock were issued.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. During the second quarter of 2005, the Company entered into a Commercial Surety and General Indemnity Agreement with RLI Surety. Pursuant to the Agreement, the Company, and its two subsidiaries, Frontrunner and Nexvu agree to indemnify RLI Insurance Company from all losses and costs of any kind that RLI Insurance Company, as surety, may incur in connection with any contractual obligation undertaken for Frontrunner. The Company issued a letter of credit to support this obligation in the amount of $510,000 through its operating bank. To give effect to this letter of credit, the Company agreed to restrict $510,000 of its operating cash.

Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $206,164 and $132,127 as of June 30, 2005 and December 31, 2004, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the six months ended June 30, 2005 and 2004 were $643,008 and $961,974, respectively.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based-Compensation Transition and Disclosure-an Amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting, for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. To date the company has not issued any stock options where the exercise price of the option is different than the fair market value of the Company’s stock at grant date. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the six month period ended June 30, 2005, and 2004.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	Dec 31, 2004
Equipment	$2,026,977	$1,978,273
Work in process	417,314	1,080,332
Less: Inventory reserve	(1,127,657)	(1,076,503)
Net inventory	$1,316,634	$1,982,102

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of June 30, 2005, we have issued and outstanding 1,524,557 stock options under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to June 30, 2005:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
December 31, 2003	-	-	-
Granted	1,769,907	$0.95 - 1.35	$1.35
Terminated	630,000	1.35	1.35
December 31, 2004	1,139,907	0.95 - 1.35	1.34
Granted	400,000	1.35	1.35
Terminated	15,350	1.35	1.35
June 30, 2005	1,524,557	0.95 - 1.35	$1.35

Vested Shares:
Vested at $1.35	615,701	1.35	1.35
Vested at $0.95	10,657	0.95	0.95
Vested, June 30, 2005	626,358	$0.95 - 1.35	$1.35

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

	Six Months Ended June 30,
	2005	2004
Estimated life (in years)	5.0	5.0
Risk-free interest rate	3.85%	3.5%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees are amortized using the straight-line method over the vesting period of the options.

	Six months ended June 30,
	2005	2004
Reported net loss	$(1,029,019)	$(2,140,705)
Employee stock-based compensation under the intrinsic value method (APB No. 25)	-	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	29,309	32,296
Pro forma net loss	$(1,058,328)	$(2,173,001)

Loss Per Share:
As reported	$(0.06)	$(0.14)
Pro forma	$(0.06)	$(0.14)

NOTE 5 - Property and Equipment

Property and equipment at June 30, 2005 and December 31, 2004 consists of the following:

	June 30, 2005	Dec. 31, 2004
Furniture & fixtures	$169,193	$169,193
Computer equipment	914,436	882,923
Leasehold improvements	88,154	88,154
Machinery & equipment	271,521	240,456
	1,443,304	1,380,726
Accumulated depreciation	(400,057)	(280,921)
Net property and equipment	$1,043,247	$1,099,805

NOTE 6 - Debt

Debt as of June 30, 2005 and December 31, 2004 consist of the following:

	June 30, 2005	December 31, 2004
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 6.25% at June 30, 2005, until the loan is paid in full or demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate entity and three individuals.	$3,455,000	$3,690,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Interest on the note is fixed at 7.25%.	1,236,285	1,355,588

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of June 30, 2005, Frontrunner was in default under the terms of the agreement.	345,210	390,720

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	143,529	272,212

Unsecured note payable to creditor, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The company is in default under the terms of this note.	166,298	232,829

Installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	64,481	86,361

Total debt	5,410,803	6,027,710

Less: Current maturities	4,391,189	4,795,994

Long term portion	$1,019,614	$1,231,716

The weighted-average interest rate on the debt listed above is 6.2% for 2005.

The aggregate principal re-payments of long term debt are as follows:

2005	$4,174,327
2006	385,097
2007	280,792
2008	301,840
2009	268,747

NOTE 7 - Transactions with Related Parties

Included in accounts payable at June 30, 2005 and December 31, 2004 is $48,000 due to an entity owned by the former president of Frontrunner for software support. Purchases of services to this entity were $82,800 for the six month period ended June 30, 2005.

NOTE 8 - Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. It also provides consulting services to its customers. For purposes of segment reporting, the Company considers Nexvu and Frontrunner as two separate identifiable businesses. These two segments have separate management teams and financial statements. During the third quarter of 2004, the Company also started splitting out its corporate costs from the Nexvu financial statements. Accordingly, the segment results reflect this change in 2005.

Results of Operation:

Three months ended June 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,221,216	$256,884	$-	$3,478,100
Gross margin	1,679,838	120,419	-	1,800,257
Expenses	1,609,061	450,009	258,953	2,318,023
Operating income (loss)	70,777	(329,590)	(258,953)	(517,766)
Depreciation / amortization	196,271	21,345	-	217,616

Three months ended June 30, 2004.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$-	$274,139	$-	$274,139
Gross margin	-	209,252	-	209,252
Expenses	-	1,336,548	-	1,336,548
Operating loss	-	(1,127,296)	-	(1,127,296)
Depreciation / amortization	-	34,621	-	34,621

Six months ended June 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$6,948,778	$584,068	$-	$7,532,846
Gross margin	3,436,870	276,479	-	3,713,349
Expenses	3,199,321	875,613	468,186	4,543,120
Operating income (loss)	237,549	(599,134)	(468,186)	(829,771)
Depreciation / amortization	393,386	41,152	-	434,538
Capital expenditures	98,944	41,042	-	139,986

Six months ended June 30, 2004.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$-	$303,472	$-	$303,472
Gross margin	-	210,108	-	210,108
Expenses	-	2,367,922	-	2,367,922
Operating loss	-	(2,157,814)	-	(2,157,814)
Depreciation / amortization	-	52,375	-	52,375
Capital expenditures	-	166,694	-	166,694

Segment assets as of June 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$3,288,959	$3,301,540	$(920,448)	$5,670,051
Intangibles & goodwill	6,657,137	-	-	6,657,137
Total assets	$9,946,096	$3,301,540	$(920,448)	$12,327,188

Item 2. Management’s Discussion and Analysis

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,”“expects,”“may,”“should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” in our report on Form 10-KSB for the period ending December 31, 2004.

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

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner. This transaction was a stock-based transaction whereby we issued 925,000 shares of our common stock on the date of merger in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $222.18 in exchange for all of the Senior Preferred Stock of Frontrunner. An additional 75,000 shares of common stock were issued with respect to this transaction that was subject to one creditor waiver being signed. This waiver was signed during the second quarter of 2005.  The issuance of the shares resulted in an increase in the goodwill of $101,250 at the current estimated market price of our stock of $1.35 per share. Frontrunner generated approximately $12 million of revenues during 2004 and has approximately 1,000 customers.

As of June 30, 2005, we had approximately $800 thousand of working capital excluding current debt maturities of debt and $1.5 million in cash and cash equivalents. We believe that our working capital levels and our ability to raise more capital will be sufficient to fund our operations for the next twelve months.

We presently have approximately 100 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase significantly in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Three months ended June 30, 2005 compared to 2004

Revenues for the three month period ended June 30, 2005 were heavily influenced by the acquisition of Frontrunner. Frontrunner is generating over 90% of the consolidated revenue of the Company. Total revenues from Frontrunner were $3.2 million with revenues generated from installation of voice and data systems, as well as through managed services and maintenance contracts on installed systems. This represents a 12.6% increase to the prior year level. Installation revenues represented approximately 39% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 61% of the total revenues.

The Nexvu revenues for the three month period ended June 30, 2005 were approximately $257 thousand and are comprised primarily of sales of our product, as well as consulting fees and maintenance. The percentage of total revenue for Nexvu was 71% for consulting services and 24% for product sales. Maintenance revenues comprised the remaining 5% of revenues.

Gross margins for Frontrunner for the three month period ended June 30, 2005 were 52% with the managed services and maintenance revenues having a 45% gross margin and installation revenues having a 38% gross margin. The Nexvu gross margin rate was 47% for the three month period ended June 30, 2005. Gross margin includes the costs of the appliances included in the product sales, outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	June 30, 2005	June 30, 2004
Compensation	$1,316,015	$917,667
Travel and entertainment	71,130	91,424
Occupancy	124,123	29,189
Professional services	235,359	168,176
Insurance	78,382	20,482
Depreciation and amortization	217,616	34,621
Other operating expenses	275,398	74,989
Total operating expenses	$2,318,023	$1,336,548

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $312 thousand, down from the $918 thousand during the same period last year. Frontrunner compensation was approximately $912 thousand with corporate salaries of approximately $92 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission, as well as accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $153.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.4 million of debt. The debt has a weighted average interest rate of 6.2%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Six months ended June 30, 2005 compared to 2004

Revenues for the six month period ended June 30, 2005 were heavily influenced by the acquisition of Frontrunner. Frontrunner generated over 90% of the consolidated revenue. Total revenues from Frontrunner were $6.9 million with revenues generated from installation of voice and data systems, as well as through managed services and maintenance contracts on installed systems. This represents a 26% increase to the prior year level. Installation revenues represented approximately 43% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 57% of the total revenues.

The Nexvu revenues for the six month period ended June 30, 2005 were approximately $584 thousand, which represents a 92% increase over the same period last year. The Nexvu revenues are comprised primarily of sales of our product, as well as, consulting fees and maintenance. The percentage of total revenue for Nexvu was 75% for consulting services and 20% for product sales. Maintenance revenues comprised the remaining 5% of revenues.

Gross margins for Frontrunner for the six month period ended June 30, 2005 were 50% with the managed services and maintenance revenues having a 46% gross margin and installation revenues having a 31% gross margin. The Nexvu gross margin rates were 47% for the six month period ended June 30, 2005. Gross margin includes the costs of the appliances included in the product sales, outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Six months ended,
	June 30, 2005	June 30, 2004
Compensation	$2,612,858	$1,592,249
Travel and entertainment	117,423	140,058
Occupancy	252,844	58,817
Professional services	353,695	325,469
Insurance	158,678	26,580
Depreciation and amortization	434,538	52,375
Other operating expenses	613,084	172,374
Total operating expenses	$4,543,120	$2,367,922

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $662 thousand, down from the $1.6 million during the same period last year. Frontrunner compensation was approximately $1.8 million with corporate salaries of approximately $184 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission, as well as accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $307 thousand of expense recorded during the six month period ended June 30, 2005. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.4 million of debt. The debt has a weighted average interest rate of 6.2%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Liquidity and Capital Resources

We have historically met our liquidity needs through loans from individuals and through equity contributions. As of June 30, 2005, we held approximately $1.5 million of cash and cash equivalents. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were approximately $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to approximately $6.6 million. Of the cash balance, $510 thousand is restricted cash and is being utilized as cash collateral for a surety bond issued for a Frontrunner equipment installation. Although the surety bond is expected to expire during the third quarter of 2006, we expect that we will be able to remove the restriction on our cash during the fourth quarter of 2005. During the six months ended June 30, 2005, we utilized approximately $1.4 million of cash in operations. We continue to utilize cash, primarily to fund the losses being experienced at Nexvu, funding working capital requirements and paying down existing levels of debt.

As part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt and subsequently converted $1.6 million of old accounts payable from two vendors into interest bearing promissory notes. The majority of debt is a callable demand loan and is currently classified in current liabilities. We currently have no knowledge that the noteholder plans to call the debt.

During the six months ended June 30, 2005 we spent $112 thousand on investing activities, primarily computer equipment and other equipment. We do not expect to require significant capital expenditures in the near future.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of June 30, 2005:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2005	$226,248	$4,174,327	$37,500
2006	206,211	385,097	100,000
2007	39,358	280,792	125,000
2008	25,391	301,840	150,000
2009	23,275	268,747	-

Total contractual obligations	$520,483	$5,410,803	$412,500

All debt that is callable or not in compliance is reflected in the 2005 obligations. However, we currently have no knowledge that the noteholder plans to call the debt.

At the present time we believe that our current cash and cash equivalent balances along with our ability to raise additional capital will be sufficient to satisfy our anticipated cash needs for working capital for at least the next 12 months.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123 - “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair-market value-based method of accounting for stock-based employee compensation. SFAS 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

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

Merger with Frontrunner

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner. The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 925,000 shares of our common stock and paid $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

The merger agreement contained certain conditions precedent including: (i) requiring certain creditors of Frontrunner to execute creditor waiver agreements; (ii) James Cuppini entering into an employment agreement with Frontrunner, (iii) entry by Frontrunner into certain payment agreements calling for amortization of outstanding past due obligations of Frontrunner plus a market rate of interest with certain other of its creditors, and (iv) Frontrunner obtaining from Harris Trust and Savings Bank a consent to the merger and a commitment that it would extend and maintain a loan to Frontrunner with a principal amount of not less than the principal balance outstanding as of the date of the merger (approximately $3,920,000). We waived all of the conditions precedent except the entry into certain creditor waiver agreements and our issuance of common stock to those creditors.

Frontrunner entered into creditor waiver agreements with several of its identified creditors. All but one of these identified creditors (John Jellinek) executed the creditor waiver agreements at the time of the merger where we in turn issued 925,000 shares of our common stock. The remaining 75,000 shares were subsequently issued to the last identified creditor, John Jellinek during the second quarter of 2005. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value.

Fifteen percent (15%) of the 1,000,000 shares issued to the participating creditors (approximately 150,000 shares) was deposited in escrow to be held for a year for the purpose of settling or litigating claims. Each of the creditors agreed to indemnify and hold us harmless against the creditor’s pro rata portion of any merger agreement losses incurred by us. Merger agreement losses are those losses or liabilities that we incur as a result of a breach or an inaccuracy of any of the representations or warranties made by Frontrunner to us pursuant to the merger agreement. This indemnity obligation is limited to and satisfied solely from the creditor shares held in escrow. No merger agreement loss claims have been filed with us, nor do we have any knowledge of any pending merger agreement loss claims. Mr. Kenny is the owner of the escrow agent for this account.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our co-chief executive officers and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2005, and have concluded that, as of June 30, 2005, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 30 of this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

BY:	/s/ Lee Wiskowski
Lee Wiskowski, Co-Chief Executive Officer

BY:	/s/ Douglas Stukel
Douglas Stukel, Co-Chief Executive Officer

BY:	/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

Dated: August 12, 2005

EXHIBIT INDEX

Exhibit Number	Description of Document
3.i	Articles of Incorporation of Capital Growth Systems, Inc.(1)

3.ii	By-laws of Capital Growth Systems, Inc.(1)

4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the company dated as of December 16, 2003.(2)

4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)

4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements.(3)

4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder.(3)

4.5	2003 Long-Term Incentive Plan.(3)

4.6	2005 Long-Term Incentive Plan.(4)

4.7	Separation/Severance Agreement Between Frontrunner Network Systems, Inc., Capital Growth Systems, Inc. and James Cuppini, dated April 14, 2005.(4)

31.1	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________________________
(1)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (File No. 0-30831)

(2)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).

(3)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(4)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2004, filed with the Commission on May 4, 2005 (File No. 0-30831)