Form 10KSB/A
period 2003-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-09-08
CIK 1116694

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

                                (Amendment No. 4)

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


      The Company granted registration rights to all investors in its private offering which obligated the Company to file a registration statement to register for resale all of the newly issued shares of the investors in the private offering no later than 60 days following the Company's receipt of Nexvu's audited financial statements. The Contribution Agreement also provided for similar registration rights with respect to the shares of common stock underlying the warrants issued to former holders of Nexvu's bridge notes and to one other individual holding a warrant to purchase 162,500 shares of common stock at $1.35 per shares (similar to the bridge warrants).


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



                                                              AMOUNT AND NATURE OF
       NAME AND ADDRESS OF BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)            PERCENT OF CLASS
Robert T. Geras                                                   2,257,837(2)                       13.33%
Carl C. Greer Trust                                               2,266,282(3)                       13.16%
Craig Siegler                                                     1,459,278(4)                        8.52%
David Lies                                                        1,304,375(5)                        7.65%
Balkin Family Limited Partnership                                 1,093,186(6)                        6.42%
Philip B. Kenny(7)                                                   75,000(10)                        .44%
David A. Beamish(8)                                                 400,667(11)                       2.37%
Derry L. Behm(9)                                                     87,500(10)                        .51%
Douglas Stukel(11)                                                  434,482(12)                       2.53%
Lee Wiskowski(11)                                                   325,407(13)                       1.89%
All Directors and Executive Officers as a Group (6 persons)       3,580,893                          21.07%


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



(4) Includes 162,500 shares issuable upon the exercise of warrants held by Mr. Siegler. Mr. Siegler's business address is 399 Melford Road, Deerfield, Illinois 60035.



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



(7) The business address of Mr. Kenny is 250 Northgate Parkway, Wheeling, IL 60090.



(8)   The business address of Mr. Beamish is 51 W. Jackson Street, Joliet,
      IL 60432.



(9) The business address of Mr. Behm is 50 E. Commerce Drive, Suite A, Schaumburg, Illinois 60173.




(10) Mr. Behm holds options to purchase 175,000 shares of common stock, which vest over a period of four years. The first tranche (25% for 43,750 shares) vested immediately and the second tranche (25% for 43,750 shares) vests in April 2005.



(11) The business address of Mr. Wiskowski and Mr. Stukel is 875 N. Michigan Avenue, Suite 3335, Chicago, Illinois 60611.



(12) Includes 250,000 shares issuable upon the exercise of a warrant held by Mr. Stukel.



(13) Includes 72,407 shares owned by Grander, L.L.C., of which Mr. Wiskowski is the sole member, and 250,000 shares issuable upon the exercise of a warrant held by Mr. Wiskowski.


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


DATED:  September 8, 2005


                  In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


           SIGNATURE                                 TITLE                                  DATE
/s/ Douglas Stukel                  Director and Co-Chief Executive Officer           September 8, 2005
--------------------------------
Douglas Stukel

/s/ Lee Wiskowski                   Director and Co-Chief Executive Officer           September 8, 2005
--------------------------------
Lee Wiskowski

/s/ Robert T. Geras                 Director                                          September 8, 2005
--------------------------------
Robert T. Geras

/s/ Philip B. Kenny                 Director                                          September 8, 2005
--------------------------------
Philip B. Kenny

/s/ David A. Beamish                Director                                          September 8, 2005
--------------------------------
David A. Beamish

/s/ Derry L. Behm                   Chief Financial and Accounting Officer            September 8, 2005
--------------------------------
Derry L. Behm