Form 10QSB
period 2005-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2005-11-14
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Florida	65-0953505
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes ☒  No ☐

The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of November 11, 2005 is 17,015,754.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Page No.

PART I FINANCIAL INFORMATION	3

Item 1. Financial Statements	3

Interim Consolidated Condensed Balance Sheets as of
September 30, 2005 (Unaudited) and December 31, 2004	4

Consolidated Condensed Statements of Operations, For the three and nine
month periods ended September 30, 2005 and 2004 (Unaudited)	5

Consolidated Condensed Statement of Shareholders' Equity from
January 1, 2005 to September 30, 2005 (Unaudited)	6

Consolidated Condensed Statements of Cash Flows, For the nine month
periods ended September 30, 2005 and 2004 (Unaudited)	7

Notes to Interim Consolidated Condensed Financial Statements	8

Item 2. Management's Discussion and Analysis	19

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION	29

Item 1. Legal Proceedings	29

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity
Securities	29

Item 3. Defaults Upon Senior Securities	29

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures and Certifications	30

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements

(Unaudited)

September 30, 2005

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	(Unaudited)
	September 30, 2005	December 31, 2004
ASSETS:
Current Assets:
Cash	$957,125	$3,660,894
Accounts receivable, net	2,052,904	1,454,579
Inventories, net	1,860,278	1,982,102
Prepaid expenses	115,573	90,303
Other current assets	85,742	119,352
Total current assets	5,071,622	7,307,230

Fixed assets, net of accumulated depreciation	983,358	1,099,805
Software license fees	30,910	43,311
Customer list acquired, net	2,953,946	3,410,622
Goodwill	3,553,619	3,452,369
Other assets	16,355	44,652
Total Assets	$12,609,810	$15,357,989

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$4,145,935	$4,795,994
Accounts payable	1,311,475	1,407,499
Accrued expenses	1,001,355	1,081,199
Deferred revenues	1,653,136	1,472,083
Advance billings	656,945	1,214,030
Other current liabilities	200,066	115,030
Total current liabilities	8,968,912	10,085,835

Long-term liabilities
Debt	919,125	1,231,716
Total Liabilities	9,888,037	11,317,551
Stockholders’ Equity
Common Stock, $.0001 par value, 25,000,000 authorized, 17,015,754 and 16,940,754 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively	1,701	1,694
Additional paid-in capital	12,831,414	12,730,171
Accumulated deficit	(10,111,342)	(8,691,427)
Total Stockholders’ Equity	2,721,773	4,040,438
Total Liabilities and Stockholders’ Equity	$12,609,810	$15,357,989

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004

Revenue	$4,547,244	$593,114	$12,080,090	$896,587
Cost of Goods Sold	2,631,914	273,379	6,451,411	366,744
Gross Margin	1,915,330	319,735	5,628,679	529,843
Operating Expenses:
Compensation	1,262,544	788,864	3,875,402	2,381,112
Other operating expenses	942,996	758,802	2,873,258	1,534,476
Total Operating Expenses	2,205,540	1,547,666	6,748,660	3,915,588
Operating Loss	(290,210)	(1,227,931)	(1,119,981)	(3,385,745)
Interest expense (income)	85,686	(9,729)	261,718	(26,838)
Net Loss before Income Taxes	(375,896)	(1,218,202)	(1,381,699)	(3,358,907)
Income taxes	15,000	-	38,216	-
Net Loss	$(390,896)	$(1,218,202)	$(1,419,915)	$(3,358,907)
Loss per Share	$(0.02)	$(0.08)	$(0.08)	$(0.23)
Average Shares Outstanding	17,015,754	16,132,778	16,974,148	14,553,990

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHARHOLDERS’ EQUITY
(Unaudited)

	Common Shares Outstanding	Accumulated Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, January 1, 2005	16,940,754	$(8,691,427)	$1,694	$12,730,171	$4,040,438

Net loss	-	(1,419,915)	-	-	(1,419,915)
Issuance of Common Stock for Acquisition	75,000	-	7	101,243	101,250

Balance, September 30, 2005	17,015,754	$(10,111,342)	$1,701	$12,831,414	$2,721,773

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended September 30,
	2005	2004
Net Cash Used in Operating Activities	$(1,706,838)	$(3,352,307)
Net Cash Used In Investing Activities	(34,281)	(1,416,577)
Net Cash Provided By (Used in) Financing Activities	(962,650)	7,915,558
Increase (Decrease) in Cash and Cash Equivalents	(2,703,769)	3,146,674
Cash and Cash Equivalents - Beginning of Period	3,660,894	616,880
Cash and Cash Equivalents - End of period	$957,125	$3,763,554
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$304,240	$11,611
Cash paid for income taxes	$8,216	$-
NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans	$-	$550,000
Issuance of Stock for Frontrunner Acquisition	$101,250	$1,248,750

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
September 30, 2005 (Unaudited)

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

In consideration for the Frontrunner shares, we paid $222.18 in the aggregate in exchange for all of the Senior Preferred Stock, upon the surrender thereof. All of the shares of Junior Preferred Stock, Convertible Preferred Stock and Frontrunner common stock, and all outstanding unexpired and unexercised options and warrants to acquire Frontrunner common stock were cancelled without receipt of consideration. As additional consideration, 1 million shares of CGSI’s common stock, with an estimated fair market value of $1.35 per share, was issued to certain creditors in exchange for the cancellation of indebtedness by those creditors in the approximate amount of $2.3 million. This $1.35 value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. During 2004, all but 75,000 shares of stock had been issued pursuant to this transaction. During the quarter ending June 30, 2005, the last credit waiver was received and the remaining 75,000 shares of common stock were issued.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents
The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents. During the second quarter of 2005, the Company entered into a Commercial Surety and General Indemnity Agreement with RLI Surety. Pursuant to the Agreement, the Company, and its two subsidiaries, Frontrunner and Nexvu agreed to indemnify RLI Insurance Company from all losses and costs of any kind that RLI Insurance Company, as surety, may incur in connection with any contractual obligation undertaken for Frontrunner. The Company issued a letter of credit to support this obligation in the amount of $510,000 through its operating bank. To give effect to this letter of credit, the Company agreed to restrict $510,000 of its operating cash. Subsequent to September 30, 2005, Frontrunner completed their obligations under this contract. The Letter of Credit was released and the cash is no longer restricted.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”).

SAB101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the products has not bee delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

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

Allowance for Doubtful Accounts

The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $187,179 and $132,127 as of September 30, 2005 and December 31, 2004, respectively.

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the nine months ended September 30, 2005 and 2004 were $957,503 and $1,474,271, respectively.

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

Stock-Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based-Compensation Transition and Disclosure-an Amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting, for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company's stock at the date of the grant over the exercise price of the related option. To date the company has not issued any stock options where the exercise price of the option is different than the fair market value of the Company’s stock at grant date. The Company has adopted the annual disclosure provisions of SFAS No. 148 in its financial reports for the nine month period ended September 30, 2005, and 2004.

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

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of September 30, 2005 and December 31, 2004 consist of the following:

	Sept 30, 2005	Dec 31, 2004
Equipment	$2,035,868	$1,978,273
Work in process	989,729	1,080,332
Less: Inventory reserve	(1,165,319)	(1,076,503)
Net inventory	$1,860,278	$1,982,102

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of September 30, 2005, we have issued and outstanding 1,524,557 stock options under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to September 30, 2005:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
December 31, 2003	-	-	-
Granted	1,769,907	$0.95 - 1.35	$1.35
Terminated	630,000	1.35	1.35
December 31, 2004	1,139,907	0.95 - 1.35	1.34
Granted	400,000	1.35	1.35
Terminated	15,350	1.35	1.35
September 30, 2005	1,524,557	0.95 - 1.35	$1.35

Vested Shares:
Vested at $1.35	615,701	1.35	1.35
Vested at $0.95	10,657	0.95	0.95
Vested, September 30, 2005	626,358	$0.95 - 1.35	$1.35

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

	Nine Months Ended Sept. 30,
	2005	2004

Estimated life (in years)	5.0	5.0
Risk-free interest rate	3.85%	3.5%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees are amortized using the straight-line method over the vesting period of the options.

	Nine months ended September 30,
	2005	2004
Reported net loss	$(1,419,915)	$(3,358,907)
Employee stock-based compensation under the intrinsic value method (APB No. 25)	-	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	46,178	53,393
Pro forma net loss	$(1,466,093)	$(3,412,300)

Loss Per Share:
As reported	$(0.08)	$(0.23)
Pro forma	$(0.09)	$(0.23)

NOTE 5 - Property and Equipment

Property and equipment at September 30, 2005 and December 31, 2004 consists of the following:

	Sept. 30, 2005	Dec. 31, 2004
Furniture & fixtures	$169,193	$169,193
Computer equipment	914,436	882,923
Leasehold improvements	88,154	88,154
Machinery & equipment	271,521	240,456
	1,443,304	1,380,726
Accumulated depreciation	(459,946)	(280,921)
Net property and equipment	$983,358	$1,099,805

NOTE 6 - Debt

Debt as of September 30, 2005 and December 31, 2004 consist of the following:

	September 30, 2005	December 31, 2004
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 6.75% at September 30, 2005, until the loan is paid in full or demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate entity and three individuals. (To date, the bank has not called the note. The Company is in the process of negotiating an extension to this note.)	$3,305,000	$3,690,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Interest on the note is fixed at 7.25%.	1,174,997	1,355,588

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of September 30, 2005, Frontrunner was in default under the terms of the agreement.	286,431	390,720

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	115,965	272,212

Unsecured note payable to creditor, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. As of September 30, 2005, Frontrunner was in default under the terms of the agreement.	131,993	232,829

Installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	50,674	86,361

Total debt	5,065,060	6,027,710

Less: Current maturities	4,145,935	4,795,994

Long term portion	$919,125	$1,231,716

The weighted-average interest rate on the debt listed above is 7.1% for 2005.

The aggregate principal re-payments of long term debt for the twelve months ended September 30, are as follows:

2006	$4,145,935
2007	276,426
2008	296,435
2009	318,655
2010	27,609

NOTE 7 - Transactions with Related Parties

Included in accounts payable at September 30, 2005 and December 31, 2004 is $58,800 due to an entity owned by the former president of Frontrunner for software support. Purchases of services to this entity were $101,600 for the nine month period ended September 30, 2005.

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

Results of Operation:

Three months ended September 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$4,141,208	$406,036	$-	$4,547,244
Gross margin	1,718,541	196,789	-	1,915,330
Expenses	1,505,194	489,747	210,599	2,205,540
Operating income (loss)	213,347	(292,958)	(210,599)	(290,210)
Depreciation / amortization	193,142	20,422	-	213,564

Three months ended September 30, 2004.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$531,594	$61,520	$-	$593,114
Gross margin	277,810	41,925	-	319,735
Expenses	231,063	1,081,761	234,842	1,547,666
Operating loss	46,747	(1,039,836)	(234,842)	(1,227,931)
Depreciation / amortization	9,625	85,542	-	95,167

Nine months ended September 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$11,089,986	$990,104	$-	$12,080,090
Gross margin	5,155,411	473,268	-	5,628,679
Expenses	4,704,515	1,365,360	678,785	6,748,660
Operating income (loss)	450,896	(892,092)	(678,785)	(1,119,981)
Depreciation / amortization	586,528	61,574	-	648,102
Capital expenditures	31,065	31,513	-	62,578

Nine months ended September 30, 2004.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$531,594	$364,993	$-	$896,587
Gross margin	277,810	252,033	-	529,843
Expenses	231,063	3,449,683	234,842	3,915,588
Operating loss	46,747	(3,197,650)	(234,842)	(3,385,745)
Depreciation / amortization	9,625	137,917	-	147,542
Capital expenditures	-	171,460	-	171,460

Segment assets as of September 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$4,149,357	$3,053,935	$(1,101,047)	$6,102,245
Intangibles & goodwill	6,507,565	-	-	6,507,565
Total assets	$10,656,922	$3,053,935	$(1,101,047)	$12,609,810

Segment assets as of December 31, 2004.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$5,130,973	$4,064,204	$(700,179)	$8,494,998
Intangibles & goodwill	6,862,991	-	-	6,862,991
Total assets	$11,993,964	$4,064,204	$(700,179)	$15,357,989

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

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner. This transaction was a stock-based transaction whereby we issued 925,000 shares of our common stock on the date of merger in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $222.18 in exchange for all of the Senior Preferred Stock of Frontrunner. An additional 75,000 shares of common stock were issued with respect to this transaction that was subject to one creditor waiver being signed. This waiver was signed during the second quarter of 2005 and such shares were issued.  The issuance of the shares resulted in an increase in the goodwill of $101,250 at the current estimated market price of our stock of $1.35 per share. Frontrunner generated approximately $12 million of revenues during 2004 and has approximately 1,000 customers.

We presently have approximately 105 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase significantly in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Three months ended September 30, 2005 compared to 2004

Revenues for the three month period ended September 30, 2005 were heavily influenced by the acquisition of Frontrunner. Frontrunner generated 91% of the consolidated revenue of the Company. Total revenues from Frontrunner were $4.1 million with revenues generated from installation of voice and data systems, as well as through managed services and maintenance contracts on installed systems. This represents a 49% increase to the comparative prior year level. Installation revenues represented approximately 50% of total Frontrunner revenues with managed services and maintenance revenues representing the other 50% of the revenues.

The Nexvu revenues for the three month period ended September 30, 2005 were approximately $406 thousand and are comprised primarily of consulting fees, as well as sales of our product and maintenance. The percentage of total revenue for Nexvu was 79% for consulting services and 17% for product sales. Maintenance revenues comprised the remaining 4% of revenues.

Gross margins for Frontrunner for the three month period ended September 30, 2005 were 41.5% with the managed services and maintenance revenues having a 46% gross margin and installation revenues having a 25% gross margin. All revenue streams for Frontrunner experienced significant margin erosion compared to the prior year. The Nexvu gross margin rate was 48.5% for the three month period ended September 30, 2005. Gross margin includes the costs of the appliances included in the product sales, outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	Sept. 30, 2005	Sept. 30, 2004
Compensation	$1,262,544	$788,864
Travel and entertainment	69,802	70,932
Occupancy	122,735	145,828
Professional services	197,671	267,567
Insurance	75,515	35,615
Depreciation and amortization	213,564	95,167
Other operating expenses	263,709	143,693
Total operating expenses	$2,205,540	$1,547,666

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total expenses for Nexvu for the three month period ended September 30, 2005 were $490 thousand compared to $1.1 million for the comparable period last year. Total compensation expense for Nexvu was approximately $321 thousand, down from the $620 thousand during the same period last year. Frontrunner compensation was approximately $849 thousand with Corporate salaries of approximately $93 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $149.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.1 million of debt. The debt has a weighted average interest rate of 7.1%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Nine months ended September 30, 2005 compared to 2004

Revenues for the nine month period ended September 30, 2005 were heavily influenced by the acquisition of Frontrunner. Frontrunner generated 92% of the consolidated revenue. Total revenues from Frontrunner were $11.1 million with revenues generated from installation of voice and data systems, as well as through managed services and maintenance contracts on installed systems. This represents a 35% increase to the comparative prior year level. Installation revenues represented approximately 46% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 54% of the total revenues.

The Nexvu revenues for the nine month period ended September 30, 2005 were $990.1 thousand, which represents a 171% increase over the same period last year. The Nexvu revenues are comprised primarily of consulting fees, as well as, sales of our product and maintenance. The percentage of total revenue for Nexvu was 77% for consulting services and 19% for product sales. Maintenance revenues comprised the remaining 4% of revenues.

Gross margins for Frontrunner for the nine month period ended September 30, 2005 were 46.5% with the managed services and maintenance revenues having a 46% gross margin and installation revenues having a 31% gross margin. The Nexvu gross margin rates were 47.8% for the nine month period ended September 30, 2005. Gross margin includes the costs of the appliances included in the product sales, outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Nine months ended,
	Sept. 30, 2005	Sept. 30, 2004
Compensation	$3,875,402	$2,381,112
Travel and entertainment	187,225	210,990
Occupancy	375,579	204,645
Professional services	551,366	593,036
Insurance	234,193	62,195
Depreciation and amortization	648,102	147,542
Other operating expenses	876,793	316,068
Total operating expenses	$6,748,660	$3,915,588

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Total expenses for Nexvu for the nine month period ended September 30, 2005 were $1.4 million compared to $3.5 million for the comparable period last year. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $983 thousand, down from the $2.2 million during the same period last year. Frontrunner compensation was approximately $2.6 million with Corporate salaries of approximately $277 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission and the National Association of Securities Dealers Inc., as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $457 thousand of expense recorded during the nine month period ended September 30, 2005. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.1 million of debt from the Frontrunner acquisition. The debt has a weighted average interest rate of 7.1%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Liquidity and Capital Resources

We have historically met our liquidity needs through loans from individuals and through equity contributions. As of September 30, 2005, we had $248.7 thousand of working capital excluding current debt maturities of debt and $957.1 thousand in cash and cash equivalents. The cash was generated from the private placement of our common stock primarily during the first quarter of 2004. Total gross proceeds from this offering were approximately $7.6 million with net proceeds after advisory, legal and accounting fees bringing the net total to approximately $6.6 million. Of the cash balance at September 30, 2005, $510 thousand was restricted cash and was being utilized as cash collateral for a surety bond issued for a Frontrunner equipment installation. This restricted cash was released subsequent to September 30, 2005 and is now available for working capital needs. During the nine months ended September 30, 2005, we utilized approximately $1.7 million of cash in operations. We continue to utilize cash, primarily to fund the losses being experienced at Nexvu, funding working capital requirements and paying down existing levels of debt.

As part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt and subsequently converted $1.6 million of old accounts payable from two vendors into interest bearing promissory notes. The majority of debt is a callable demand loan and is currently classified in current liabilities. We have received notification from the lender of this loan that they plan on calling this note by December 31, 2005. We are currently negotiating with the bank to extend this facility or will seek alternative financing. Additionally, we are in the planning process to raise additional capital which may include the issuance of additional common stock. We are also forecasting that the existing levels of cash will not be sufficient to fund operations through the end of the year. We are currently negotiating a bridge loan that would be sufficient to cover working capital needs until the additional capital is raised. If we are not successful in generating sufficient liquidity from operations or in raising sufficient capital resources, on terms acceptable to us, this could have a material adverse effect on our business, results of operations, liquidity and financial condition.

During the nine months ended September 30, 2005 we spent $34 thousand on investing activities, primarily computer equipment and other equipment. We do not expect to require significant capital expenditures in the near future.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of September 30, 2005:

Twelve months ended Sept. 30,	Operating Leases	Debt Obligations	Minimum Royalty Payments

2006	$334,387	$4,145,935	$93,750
2007	146,227	276,426	118,750
2008	38,649	296,435	143,750
2009	25,008	318,655	37,500
2010	-	27,609	-

Total contractual obligations	$544,271	$5,065,060	$393,750

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

Trends, Risks and Uncertainties

We have incurred losses since our inception, and cannot be assured that we will achieve profitability. We have incurred an accumulated net loss from operations of $10,111,342 through September 30, 2005, including a $1,419,915 loss for the nine months ended September 30, 2005.  To succeed, we must develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services.  These development and marketing expenses often must be incurred well in advance of the recognition of revenue.  There is no certainty that these expenditures will result in increased revenues.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB 101”).

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our co-chief executive officers and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2005, and have concluded that, as of September 30, 2005, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 31 of this Report.

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

Dated: November 14, 2005

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