Form 10KSB
period 2005-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2006-04-14
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
(Name of small business issuer in its charter)

Florida	65-0953505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173
(Address of principal executive offices)

(630)872-5800
(Issuer’s telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class:    None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

Title of class: common stock, $.0001 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State issuer’s revenues for its most recent fiscal year: $15,656,000

The issuer is unable to calculate the aggregate market value of voting stock held by non-affiliates as of a recent date because the issuer is not aware of any market for its shares of common stock.

As of April 14, 2006, the issuer had outstanding 17,015,754 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format: Yes ☐ No ☒

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

As a result of the above merger, the owners of Nexvu became the majority owners of our company at such time and Nexvu became the surviving company for financial statement purposes. We serve as Nexvu’s holding company. Nexvu is engaged in the development and sale of application performance management software to large and mid-sized companies for use in connection with their computer network systems and applications.

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

—
an additional number of shares of our common stock needed to convert the amount of new bridge loans funded by Nexvu members from November 15, 2003 through the merger closing into shares of our common stock at a conversion price of approximately $0.95 per share, for a total of 577,500 shares; and

—	warrants expiring December 31, 2006 to purchase 638,889 of our common stock at $1.35 per share.

The merger agreement also required a simultaneous closing of the issuance of a private offering for our common stock of not less than $2,000,000, up to a maximum of $7,000,000, subject to increase in our sole discretion, at $1.35 per share, and the conversion of bridge loan principal amounts to equity so that we would own 100% of Nexvu, which would be substantially debt free as of the merger closing. We subsequently approved an increase in the maximum amount of the private offering and raised a total of approximately $7,600,000 from the sale of our common stock in the offering. The private offering closed on April 15, 2004.

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

Frontrunner

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 1,000,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

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

The following creditors entered into creditor waiver agreements and we, in turn, issued a total of 1,000,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, John Jellinek and James Cuppini. The shares issued to John Jellinek were issued in 2005 after the credit waiver was executed. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners, L.P.) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the President of Frontrunner through the merger until his resignation on March 17, 2005.

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

A new component of the performance management function is application performance management. This market is focused on delivering solutions designed to identify and help resolve performance issues for business applications and systems.

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

Our Products and Services

Nexvu

We have developed a suite of application performance management products which address a chronic problem facing companies today: how to measure and ensure that a company’s business critical software applications function as efficiently and effectively as intended. Organizations with highly distributed operational environments, such as banks, retailers, health care organizations and insurance companies, face the additional challenge of often having to support these software applications remotely.

We believe we have established a relatively low-cost means of significantly improving the ability to manage remote applications. Our principal product, the NEXVU Analyzer, is a software based solution that can measure, monitor and analyze over 3,200 different applications and network based services. This enables the customer to identify a problem exists and to pinpoint the cause of the problem, often before it impacts the end user of the application.

The Nexvu Analyzer System has two major components - the Nexvu Analyzer and the Nexvu Command Center. The Nexvu Analyzer is considered the nerve center of the Nexvu Analyzer System. Residing within the customer’s data network, the Nexvu Analyzer collects performance management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once this information is collected, the Nexvu Analyzer Appliance assesses the information looking for performance trends and providing network operators with information to avoid a negative impact on the user’s business.

The Nexvu Analyzer is engineered for highly distributed environments and is designed to be easy to deploy and operate. Our software is loaded directly into customer provided server. Additionally, the Nexvu Analyzer Appliance contains a series of analysis tools that provide network operators and field personnel the ability to troubleshoot outages from remote locations and potentially restore an outage without dispatching technical resources to the site. Information is transmitted to users by the Nexvu Command Center, which is responsible for managing all Nexvu Analyzers throughout the customer’s environment. This includes configuration and administration, centralized software upgrades and common point of user access. The customer typically will have one Nexvu Command Center for approximately every 500 Nexvu Analyzers.

In addition to making enhancements to the Nexvu Analyzer and Command Center products, we plan to extend the Nexvu Analyzer product line. We may seek to develop products that assist information technology organizations in monitoring Voice over Internet Protocol (VoIP) environments and products that monitor business activity such as retail sales transactions, supply chain delivery or call center activity. These products are in the discussion stages only, no plans or products have been developed and there is no assurance that any of them will be developed.

Frontrunner

Frontrunner designs, installs and services customer-premise voice, data and video networks. Frontrunner is a value-added reseller of communications and data equipment to the small-mid business segment. Frontrunner represents NORTEL voice and data equipment, Siemens voice, Cisco data, and Polycom video. Frontrunner provides professional services in the voice, data, application monitoring and video space. Professional services include: maintenance, network monitoring, application monitoring, consulting and outsourcing services. Frontrunner has expanded its product line over the last five years to include larger systems, multi-locations, call center/Integrated Voice Response (IVR) applications and is now Voice over Internet Protocol (VOIP) certified. Frontrunner offers PBX switching equipment and supporting add-ons (e.g. voice mail, wireless customer premise equipment extensions, business network (LAN/WAN) switches and routers, videoconferencing equipment for private business networks, and contact center management hardware and software). Frontrunner provides direct service in the Northeast and Midwest, and has a network of affiliated subcontractors providing service coverage across all fifty states.

Frontrunner operates its own service fleet for installation and repair in its core markets. It also owns and operates a Network Operations Center (NOC) in Rochester, New York. This network operations center provides round-the-clock network fault management, service response and repair processes for Frontrunner’s entire customer base.

Frontrunner has recently added advanced retail voice and data network applications including, virtual private networks, VoIP networks, and several versions of IP Telephony (or phone calls over the Internet) to its existing product set.

Product Features

Nexvu

The Nexvu Analyzer System is designed to apply the critical functions of performance management. We believe that the following features will prove beneficial to information technology departments:

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

Frontrunner

Frontrunner designs, installs and services customer-premise voice/data/video networks. Frontrunner is a value-added reseller of communications equipment to the small-mid business segment. Frontrunner represents NORTEL voice and data equipment, Siemens voice, Cisco data, and Polycom video. Frontrunner provides professional services in the voice, data, application monitoring and video space. Professional services include: maintenance, network monitoring, application monitoring, consulting and outsourcing services. Frontrunner has expanded its product line over the last five years to include larger systems, multi-locations, call center/Integrated Voice Response (IVR) applications and is now Voice over Internet Protocol (VOIP) certified. Frontrunner offers PBX switching equipment and supporting add-ons (e.g. voice mail, wireless customer premise equipment extensions, business network (LAN/WAN) switches and routers, videoconferencing equipment for private business networks, and contact center management hardware and software. Frontrunner provides direct service in the Northeast, and has a network of affiliated subcontractors providing service coverage across all fifty states.

Sales and Marketing

Nexvu

Target Markets. We have targeted Fortune 5000 companies with highly distributed operating environments comprised of hundreds to thousands of remote locations with thousands of application users. We intend to focus on a subset of the Fortune 5000 market within the retail, call center, insurance, banking and health care industries. Future product offerings are expected to address vertical industry solutions that will more comprehensively meet the needs of each company, resulting in additional sales and increased penetration targeted for each segment. We believe that these industry segments offer the greatest immediate opportunity based on direct feedback from customers and suppliers relative to the challenges they face, with each location critical to the business. It is imperative to ensure the application performance, availability and usability in these locations based on their mission-critical business activity, which includes the following:

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

Our revenues are generated from three major sources:

•	Sales of licenses for our software;

•	Maintenance contracts for our software licensing agreements; and

•	Professional services for consulting on related information technology infrastructure issues.

Frontrunner

Frontrunner’s distribution network is a direct sales force channel located in the Northeast and Midwest. Frontrunner also has a growing network of business partners who act as agents who resell Frontrunner products and services to a wider geographic area.

Suppliers and Installation

Nexvu

Suppliers. We have no direct manufacturing requirements. Our software is designed for installation on any Intel-based server. Although the hardware server appliance can be any Intel based server, we are presently supporting IBM, DELL, HP and Gateway servers.

Installation. We have designed our products so that they may be installed by customers ensuring minimal disruption to the customer’s business. Installations can be done by non-technical personnel with minimal assistance. However, for customers wishing to outsource the installation and configuration efforts, we offer an Installation/Configuration/Training service as part of our Professional Services offerings.

Frontrunner

Suppliers. Frontrunner purchases the majority of its sold equipment (approximately 72%) from four major manufacturers: Nortel, Siemens, Polycom and Cisco. Frontrunner buys directly from Nortel and Siemens and uses distributors to purchase the Polycom and Cisco gear. Remaining ancillary equipment of various types and brands are purchased from a number of equipment resellers. For the major manufacturers, this equipment would qualify as standard product, shipped directly from the factory without any special manufacturing requirements.

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

There are several organizations and companies who have combined many application performance management functions into products and solutions that have traditionally operated profitably. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management into their products:

• Network General • Netscout • Computer Associates • Agilent • Acterna • Wildpackets	• Apogee Networks • Compuware • Niksun • Lucent • Network Instrument

Many of the application performance management products are developed, marketed and sold by the following organizations:

• Mercury Interactive • Cisco • NetQOS	• Netiq • Computer Associates • Compuware

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

Dependence on Major Customers

Nexvu

Through December 31, 2005, Nexvu had only 15 customers. The company is highly dependent on most customers for repeat business. A loss of any of these customers could have a material adverse impact on the company’s business operations.

Frontrunner

Frontrunner currently has over 1000 customers. Two customers accounted for approximately 25% of the revenues of Frontrunner during 2005. ITT Industrial Space Systems accounted for 12% and Wegmans Supermarkets accounted for 13% of Frontrunner’s business. A loss of either of these customers would have a material adverse impact on the company’s business operations.

Seasonal Trends

Seasonal purchasing trends for technology capital spending may cause our quarterly operating results to fluctuate. Typically, a disproportionate amount of technology spending occurs during the fourth quarter of a calendar year, with a significant drop-off in spending usually occurring in the first quarter of a calendar year.

Research and Development

Nexvu

During the fiscal years ended December 31, 2005 and December 31, 2004, Nexvu spent $1.4 million and $1.7 million, respectively, on research and development activities. Research and development costs include cost of developers and system engineers, outside contractors, as well as overhead costs while developing our product. These costs are not directly borne by customers, but rather are inherently built into the pricing of our products to our customers.

Frontrunner

During fiscal years ended December 31, 2005 and December 31, 2004, Frontrunner did not incur any research and development expenditures.

Patents and Proprietary Technology

Nexvu

We have a proprietary technology and confidential software code. Virtually all of the software used in our products has been developed by a product development team of eight individuals, as well as by our Chief Technology Officer, Rory Herriman. None of the individuals involved in the development of our software has any ownership interest in this technology. Two pieces of network monitoring software used in one component of our products were developed by a third party. On August 31, 2002, we entered into software licensing agreements with this third party for each of the two pieces of software. Each agreement grants us a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The license expressly grants us the right to sell or license products incorporating the third party’s software. We have paid a total licensing fee of $300,000 for the two pieces of software and, in addition, agreed to pay a total royalty of $50 for each device we sell that includes the software. The agreements call for minimum royalty payments totaling $500,000, covering both products, payable on a quarterly basis beginning at the start of the quarter following our first customer shipment. The quarterly payments range from $12,500 for the first year to $37,500 for the fifth year. We made the first payment for the quarter ended March 31, 2004 in the amount of $12,500. Once we have paid a total of $500,000 in royalty payments, either in connection with sales of our products or through the minimum payments, the licenses for both pieces of software will be considered fully paid. Through December 31, 2005 we have paid a total of $150,000 towards the royalty payments. The agreements also give us the option to receive upgrades for each piece of software in consideration for a total annual fee of $15,000, payable for as long as we desire upgrades. The first payment, which was mandatory, was made one year after the delivery of the software. We are obligated to make further annual maintenance payments only if we desire the maintenance services. We chose to retain maintenance services and have paid the annual maintenance/update fee. Each license agreement has a term of five years with provision for annual renewals thereafter, and may be terminated by either party in the event of a payment default or material breach, except that the licensor may not terminate the agreement if we have made total royalty payments of $500,000. During 2004, the company performed an assessment of the reasonableness of the future minimum royalty payments that resulted in $435,550 of additional expense being recorded in addition to $50,000 recorded contractually in 2004. This additional expense represented the excess of the minimum annual royalty payments over the expected royalty payments that would have been due based upon the estimated amount of sales of the Nexvu product over the contractual time period.

During 2006 we applied for a patent on our network flow analysis method and system and expect to receive responses from the patent office during 2006. There is no assurance that this patent will be approved. We also expect to apply for additional patents as we further develop our products.

Frontrunner

Frontrunner entered into a Software Development Agreement with InfoSpectrum on March 16, 1994, for the development of a custom designed enterprise resource planning system for a network integrator, including delivery of the system and user and technical documentation (“SSI Agreement”). The SSI Agreement further provides that upon termination of the SSI Agreement, for any reason, InfoSpectrum will deliver to Frontrunner one copy of all data, information and other material acquired or compiled by InfoSpectrum in respect of its services or the system, including a source code, object code and technical documentation. SSI will retain title to the developed software and has granted Frontrunner a license to utilize this software. Frontrunner paid InfoSpectrum a monthly maintenance fee in the amount of $16,000 through May, 2005. Effective June 2005, the agreement was revised to a monthly minimum retainer of $1,400. Actual time and material costs are accumulated against this retainer, with any costs exceeding the retainer requiring additional payment to InfoSpectrum. James Cuppini, Frontrunner’s former President, is a 49% owner of InfoSpectrum.

Employees

As of December 31, 2005, Nexvu had 12 full time employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support, installation technicians, IT support and customer support. Frontrunner has 88 full time employees. We believe all relations with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.

Factors Affecting Future Performance

The following are important factors which relate to our business:

We have historically lost money and losses may continue. We have incurred losses since our inception, and cannot assure you that we will achieve profitability. Through December 31, 2005, we have incurred cumulative losses of $10,984,315. Although our loss in 2005 narrowed to $2.3 million from $4.9 million during 2004, to succeed, we must develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition. Our independent auditors have issued a going concern opinion on our consolidated financial statements as further discussed in item 6 and 7 hereof.

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

We face uncertainties regarding our patents and protecting our proprietary technology. Although we have applied for certain patents, and may apply for additional patents, regarding our product, there can be no assurances that we can obtain patent protection or that, if we obtain it, that it will be enforceable or that there are not other ways to effectively gain the benefits of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights.

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

Frontrunner has significant outstanding debt. Frontrunner is currently indebted to several entities, including but not limited to Harris Bank and Trust Company in the amount of $3,155,000, Global Crossing North America in the amount of $178,070, Nortel Networks Inc. in the amount of $1,112,591, creditor in the amount of $96,976 and Review Video Inc. in the amount of $87,926. As of December 31, 2005 the Company is in default on two of the loan agreements. The Company is in arrears by $59,887 for the Global Crossing note and the entire balance on the unsecured note payble to a creditor is in arrears. There have been no adverse actions from these creditors concerning the arrearage amount.

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

An active trading market may not develop for our common stock. There is currently no established market for our stock, and we do not know whether an active trading market will develop. We, through an independent broker-dealer, are seeking to have our common stock quoted on the OTC Bulletin Board Quotation. However, even if the Company’s stock is quoted on the OTC Bulletin Board, there is no assurance that an active market will develop for our stock. In addition, any market that develops will be less active and liquid than would be the case if our shares were listed on an exchange or included in Nasdaq. The lack of an active market for our shares would make it difficult for investors to sell when they might deem it advantageous.

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

Telecom Midwest (Illinois) Obligations. In 1997, Telecom Midwest, LLC an Illinois limited liability company (Telecom Midwest) purchased assets from and delivered two notes to the corporation’s shareholders. In 1999, Telecom Midwest sold its assets to Telecom Midwest, LLC, a Delaware limited liability company (Telecom Delaware), which was a subsidiary of Frontrunner. There was no assumption of the Telecom Midwest obligations for the notes to shareholders by Telecom Delaware. Telecom Midwest defaulted on the notes and the noteholders obtained judgments against Telecom Midwest in the amounts of approximately $343,000 and approximately $89,000 respectively. The assets of Telecom Midwest were inadequate to satisfy the judgments. Upon receipt of a court order against Telecom Midwest, counsel for Frontrunner advised that the Frontrunner common stock owned by Telecom Midwest (approximately 6.6%) would be transferred to the two shareholders (judgment creditors). Frontrunner failed to register the transfer of the Telecom Midwest shares to the judgment creditors or reflect the transfer on its records. Frontrunner then merged with us in September 2004. In connection with the merger of Frontrunner, no consideration was provided to the common stockholders of Frontrunner and $222.18 was paid to its preferred stockholders. Since Frontrunner did not register the transfer of the Telecom Midwest shares to the creditors and reflect the transfer on its records, the creditors were not provided notice of the merger transaction or the merger consideration for the Telecom Midwest shares. The judgment creditors and other former Frontrunner common shareholders have contacted Frontrunner seeking compensation for their Frontrunner stock, but no formal demand has been made. The Company believes the judgment creditors and any other former Frontrunner common shareholders are not entitled to compensation and the Company further believes that if such individuals had been listed as shareholders of record, the Frontrunner common stock had no value. However, there is a risk that the judgment creditors or other former Frontrunner common shareholders may pursue legal measures to recover the judgment amounts which could cause the Company to incur material costs in defending any such claims.

Limited Board of Directors

We currently have five directors on our board of directors, three of which are independent outside (non-employee) directors. We have purchased a Director and Officers Insurance Policy. The Company is actively recruiting up to two additional qualified outside directors. However, we cannot guarantee that we will be able to attract or retain qualified outside directors.

Limitation of Officers’ and Directors’ Liabilities

Our by-laws limit directors’ and officers’ liabilities to the maximum extent permitted under Florida law. In addition, we are obligated under our by-laws to indemnify our directors and officers against certain liabilities incurred with respect to their service in such capacities. Each of these measures could reduce the legal remedies available to us and the shareholders against such individuals.

Item 2. Description of Property.

Our principal office is located at 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173. A multi-year lease for such location was signed that expires in April 2007, with annual options to renew. Current rent at the Schaumburg location is $73 thousand per year. Another primary office, serving as headquarters for Northeast operations, is located at 412 Linden Avenue, Rochester, New York 14625. The Rochester office is leased through April 2006 with annual options to renew. Rent at this facility is $128 thousand per year. A secondary hub located at 40 British American Boulevard, Albany, New York 12110, services downstate New York and the New England area. A three year lease was signed that expires in March 2007, with options to renew. Annual Albany rent is $83.5 thousand. Several small satellite offices housing limited sales and operations are located in Buffalo, NY, Pittsford, NY, Syracuse, NY Highland, NY and Lynnfield, MA. These five satellite offices all have short-term leases that expire in 2006, each with options to renew. The combined annual rent obligation for all five satellite offices is currently $41 thousand per year. In addition, we also lease a small office in Champaign, IL which houses our product development staff of Nexvu. This lease was entered into in December 2005, expiring in January 2009, with options to renew. The current rent for this facility is $26 thousand per year.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

No public trading market presently exists for our common stock. The Company, through an independent broker-dealer, is seeking to have our common stock quoted on the OTC Bulletin Board Quotation. This broker-dealer has submitted a Form 211 with respect to the Company in pursuit of such an OTC Bulletin Board Quotation. The broker-dealer and the Company are in the process of resolving comments with respect to such Form 211. There is no assurance that an active market will develop for our stock even if our stock is quoted on the OTC Bulletin Board.

In connection with the Form 211, the Company withdrew its registration statement pending with the U.S. Securities and Exchange Commission with respect to certain of its shares of common stock. In the event the Company is not successful in the pursuit of the OTC Bulletin Board Quotation, the Company intends to file a new registration statement to register the resale of the shares of our common stock issued by us in connection with the business combination, exclusive of those shares issued to the former owners of Nexvu and upon the conversion of bridge loans.

Holders

As of April 14, 2006, there were approximately 200 holders of record of our common stock.

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

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 1,000,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

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

The following creditors entered into creditor waiver agreements with Frontrunner and we, in turn, issued a total of 1,000,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, John Jellinek and James Cuppini. 925,000 of the shares were issued on September 14, 2004 and 75,000 shares were issued on May 19, 2005, each effective upon delivery of the applicable credit waiver agreement. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners, L.P., and 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini was the president of Frontrunner until March 17, 2005.

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

Information with respect to “Securities authorized for issuance under equity compensation plans” has been provided under Section 12 of this report.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

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

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner Network Systems Corp. This transaction was a stock-based transaction whereby we issued 1,000,000 shares of our common stock in exchange for cancellation of indebtedness from certain creditors in the approximate amount of $2.3 million dollars. There also was a nominal payment of $228 in exchange for all of the Senior Preferred Stock of Frontrunner.

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

As of December 31, 2005, the Company’s current liabilities exceeded its current assets by $5.1 million. Included in the current liabilities is $3.8 million of current maturities of long-term debt, including a $3.2 million demand note payable to Harris Bank. This debt reflects pre-existing balances assumed from the acquisition of Frontrunner during 2004. Cash on hand at December 31, 2005 was $437 thousand. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively. Additionally, cash used in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During 2005, the Company improved its revenue and reduced its operating losses and still had sufficient cash from its equity raise that was completed in January 2004. However, the Company has continued to utilize cash in operations during 2006. Through April 14, 2006, the Company has raised $200 thousand in bridge loans and intends to raise additional funds through this method in order to fund current working capital needs. $100 thousand of these loans was made by Momentum Capital, LLC, an entity co-owned by our co-CEO's. Additionally, the Company plans to raise additional capital which may involve the issuance of shares of our common stock in order to fund working capital needs, reduce debt and provide for additional funding. However, no assurance can be made that additional bridge loans or an adequate capital raise can be completed.

We presently have approximately 100 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase in the near future unless additional acquisitions occur. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

2005 vs 2004

Revenues for the twelve month period ended December 31, 2005 were heavily influenced by the acquisition of Frontrunner. The total revenues during 2005 were $15.6 million of which $14.3 million were derived by Frontrunner segment, representing over 90% of our consolidated revenues. During the period September 15 (the acquisition date) through December 31, 2004, Frontrunner generated approximately $3.8 million of revenue. This revenue represented nearly 90% of the revenues for the full fiscal year of 2005. The Frontrunner revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. Maintenance revenues for Frontrunner, whether contractual or time and material based, represented $7.9 million or 55% of the total revenues, with installation revenues of $6.4 million or 45% of revenues. The Nexvu revenues for the twelve month period ended December 31, 2005 were $1.3 million of which $1 million was derived from consulting services with the remaining revenues related to software licensing sales and related maintenance fees.

The gross margin rate was 45.6% for 2005 compared to 41.7% in 2004. Frontrunner gross margins were 45.5%, with installation margins of 27% and maintenance revenues having a 60% gross margin. The Nexvu gross margin rate for 2005 was 46.8%. The overall 2004 gross margin rate of 41.7% was negatively impacted by an acceleration of expenses for minimum royalty payments in the amount of $435 thousand. Without this acceleration of expense, the gross margin rate would have been 51.8%.

Total operating expenses were as follows:

	Twelve months ended,
	December 31, 2005	December 31, 2004
Compensation	$5,446,071	$3,696,802
Travel and entertainment	248,279	274,197
Occupancy	490,099	321,510
Professional services	639,965	1,037,273
Insurance	319,533	134,604
Depreciation and amortization	852,000	659,548
Other operating expenses	1,023,619	529,877
Total operating expenses	$9,019,566	$6,653,811

Frontrunner absorbs a majority of the selling, general and administrative expenses due to the relative size of the organization compared to Nexvu. The 2004 expenses represent the Frontrunner expenses from the time of acquisition (September 2004) to the end of the year. Accordingly, prior year amounts are not necessarily comparable to 2005 expenses. The majority of our operating expenses consist of compensation expenses and professional fees. Of the total $9.0 million of selling, general and administrative expenses, Frontrunner comprises $6.8 million with Nexvu and the holding company representing the remaining amount. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. Annual savings from this reduction are over $2.0 million due to decreased compensation, travel and other incidental expenses. The professional fees are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and the NASD as well as other general counsel expenses. The reduction from the prior year represents an overall lower level of securities work being performed during 2005. Our travel and entertainment expenses relate primarily to costs associated with our sales force. The 2005 reduction reflects our efforts to trim the Nexvu employees and related expenses associated with such staff. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL along with offices for Frontrunner in Rochester, NY, as well as 11 other sales offices. During September, 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. The increase in the occupancy costs is the direct result of having Frontrunner for full year. Partially offsetting the Frontrunner increase is the impact of the decision made during 2004 to consolidate the corporate and Nexvu offices with existing Frontrunner office space in the Chicago area. During 2004, in addition to the above minimum royalty charges, Nexvu recorded a valuation allowance for a software licensing fee paid to the same third party that the minimum royalty payments are made. This valuation allowance was $217,800 and is in addition to the $74,400 amortized during the year.

Interest expense for 2005 was $347.2 thousand compared to $43.4 thousand during 2004. The increase in interest expense is the direct result of having Frontrunner included in our operations for a full year during 2005, compared to only a partial year during 2004.

2004 vs. 2003

Revenues for the twelve month period ended December 31, 2004 were heavily influenced by the acquisition of Frontrunner. During the period September 15 (the acquisition date) through December 31, 2004, Frontrunner generated approximately $3.8 million of revenue. This revenue represented nearly 90% of the revenues for the full fiscal year. These revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. Total maintenance revenues of $2.2 million represented approximately 58% of the total revenues, with installation revenues of $1.4 million and other revenues of $.2 million comprising the remaining revenues. The Nexvu revenues for the twelve month period ended December 31, 2004 of approximately $522.5 thousand are comprised primarily of sales of our product as well as consulting fees and maintenance.

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

Liquidity, Capital Resources and Going Concern

Cash used in operating activities during the twelve months ended December 31, 2005 and 2004 was $1.8 million and $3.3 million, respectively. The cash used in operating activities was principally due to the net loss for the year.

The cash used in investing activities was $85 thousand and $105 thousand for the twelve months ended December 31, 2005 and 2004, respectively. These expenditures were primarily for computer equipment utilized in testing our Application Performance Management product and other computer-related equipment at Nexvu. We do not expect to require significant capital expenditures in the near future.

Cash used in financing activities was $1.4 million during the twelve months ended December 31, 2005 and was due to the repayment of Frontrunner debt. Cash provided by financing activites was $6.4 million for the twelve months ended December 31, 2004. This source of cash was attributable to the net cash proceeds of $6.7 million from the issuance of common stock during 2004.

Historically our working capital requirements have been met through proceeds of common stock private equity offerings and debt issuances. As of December 31, 2005, we held $436.8 thousand of cash and cash equivalents. During 2004 we generated $6.7 million from a private placement of our common stock. This capital had been sufficient to fund the Nexvu and Frontrunner operations through the end of 2005. However, at December 31, 2005, we do not have sufficient working capital funds to operate without additional bridge loans or capital funding.

In 2004, as part of the acquisition of Frontrunner, we assumed approximately $4.7 million in debt. In addition, since the acquisition, we have negotiated the conversion of approximately $1.6 million of old accounts payable from two vendors into interest bearing promissory notes. These two notes bear interest at a rate of 7.25% and have maturities of 21 and 58 months. Two of the debt instruments have callable features to them and are currently classified in current liabilities. Frontrunner’s largest debtholder Harris Bank, N.A. has informed us that they intend on calling the current $3.2 million in debt (the “Harris Debt”) during 2006. Frontrunner is currently negotiating with Harris Bank to extend this facility through December 31, 2006.

As of December 31, 2005, the Company’s current liabilities exceeded its current assets by $5.1 million. Included in the current liabilities is $3.8 million of current maturies of long-term debt, including a $3.2 million demand note payable to Harris Bank.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During 2005, the Company improved its revenue and reduced its operating losses and still had sufficient cash from the $6.6 million net equity raise that was completed in January 2004. However, the Company has continued to utilize cash in operations during 2006. During 2006 Nexvu will continue to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner plans on increasing sales levels in order to provide additional operating capital. Both companies will continue to be vigilant on operating expenses. Through April 14, 2006, the Company has raised $200 thousand in bridge loans and intends to raise additional funds through this method in order to fund current working capital needs. $100 thousand of these loans was made by Momentum Capital, LLC, an entity co-owned by our co-CEO's. Additionally, the Company plans to raise additional capital which may involve the issuance of common stock in order to fund working capital needs, reduce debt and provide for additional funding. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of December 31, 2005:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2006	$299,622	$3,815,337	$100,000
2007	128,592	280,792	125,000
2008	64,289	301,840	150,000
2009	18,365	268,746	-

Total contractual obligations	$510,868	$4,666,715	$375,000

All debt that is callable or not in compliance is reflected in the 2005 obligations. However, we do not have reason to believe that these obligations, other than the Harris Debt, will be called by the lenders.

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

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on us.

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, we will implement the revised standard in fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in 2006 and thereafter. The new standard provides for a modified prospective application. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. Based on existing options outstanding at December 31, 2005, we expect stock-based compensation expense to be 29,340 for the year ending December 31, 2006. However, the expense may be higher if additional options are issued to employees.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions for fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations" an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the implementation of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB’’) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3.’’ The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

Critical Accounting Policy

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

SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to the customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The company defers any revenue for which the product has not been delivered or is subject to refund until such time that the company and the customer jointly determine that the product has been delivered or no refund will be required.

SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. The effect of implementing EITF 00-21 on the Company’s consolidated financial position and results of operations was not significant.

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

Goodwill and Purchased Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses and customer lists, are amortized on a straight-line basis over periods ranging from 3 to 7 years, representing the remaining life of the assets.

Based on the impairment tests performed by management, there was no impairment of goodwill in 2005 or 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

In December 2002, FASB issued SFAS No. 148 - “Accounting for Stock-Based Compensation - Transition and Disclosure.” This statement amends SFAS No. 123 - “Accounting for Stock-Based Compensation,” providing alternative methods of voluntarily transitioning to the fair market value based method of accounting for stock-based employee compensation. FASB 148 also requires disclosure of the method used to account for stock-based employee compensation and the effect of the method in both the annual and interim financial statements. The provisions of this statement related to transition methods are effective for fiscal years ending after December 15, 2002, while provisions related to disclosure requirements are effective in financial reports for interim periods beginning after December 31, 2003.

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

Merger with Frontrunner

On September 14, 2004, we completed a merger under which we acquired 100% of the stock of Frontrunner. The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 1,000,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

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

The following creditors entered into creditor waiver agreements with Frontrunner and we, in turn, issued a total of 1,000,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, John Jellinek and James Cuppini. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the President of Frontrunner through the merger until his resignation on March 17, 2005.

Off - Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place.

Item 7. Financial Statements.

ndex to Consolidated Financial Statements

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Capital Growth Systems, Inc.

We have audited the accompanying consolidated balance sheet of Capital Growth Systems, Inc. (the "Company") as of December 31, 2005 and the related consolidated statement of operations, shareholders' equity and cash flows for the year ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. as of December 31, 2005 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company's recurring losses, negative cash flows from operations, and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Plante & Moran, PLLC
Elgin, IL
March 7, 2006

REPORT OF PRIOR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Directors and Stockholders
Capital Growth Systems, Inc.

We have audited the accompanying consolidated statements of operations, stockholders' equity and cash flows for the year ending December 31, 2004 of Capital Growth Systems, Inc. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We have conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Capital Growth Systems, Inc. for the year December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/Russell Bedford Stefanou Mirchandani LLP

Russell Bedford Stefanou Mirchandani LLP
April 27, 2005
New York, New York

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET
December 31,
2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$436,842
Accounts receivable, net	1,232,606
Inventory, net	1,537,908
Prepaid expenses	121,466
Other current assets	34,987
Total Current Assets	3,363,809
FIXED ASSETS - net of accumulated depreciation	947,203
OTHER ASSETS
Software licensing fee, net	26,778
Customer list acquired, net	2,812,334
Goodwill	3,965,543
Other Assets	18,543
Total Other Assets	6,823,198
TOTAL ASSETS	$11,134,210

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$3,815,337
Accounts payable	536,453
Accrued expenses	1,389,514
Deferred revenue	1,536,369
Advance billings	964,734
Warranty Reserve	191,624

Total Current Liabilities	8,434,031
LONG-TERM LIABILITIES
Long term portion of debt	851,379
Total Liabilities	9,285,410
SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 25,000,000 shares authorized;
17,015,754 and 16,940,754 issued and outstanding at December 31, 2005 and December 31, 2004, respectively	1,701
Additional paid-in capital	12,831,414
Accumulated deficit	(10,984,315)
SHAREHOLDERS' EQUITY	1,848,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,134,210

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended, December 31,
	2005	2004

REVENUE	$15,656,226	$4,296,800
COST OF GOODS SOLD	8,520,909	2,506,813
GROSS MARGIN	7,135,317	1,789,987
OPERATING EXPENSES
Compensation	5,446,071	3,696,802
Travel and entertainment	248,279	274,197
Occupancy	490,099	321,510
Professional fees	639,965	1,037,273
Insurance	319,533	134,604
Depreciation and amortization	852,000	659,548
Other operating expenses	1,023,619	529,877

TOTAL EXPENSES	9,019,566	6,653,811
OPERATING LOSS	(1,884,249)	(4,863,824)
INTEREST EXPENSE	347,191	43,447
NET LOSS BEFORE INCOME TAXES	(2,231,440)	(4,907,271)
INCOME TAXES	61,448	19,606
NET LOSS	$(2,292,888)	$(4,926,877)
Loss per Share	$(0.13)	$(0.31)
Average Shares Outstanding	16,984,606	15,824,494

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Members' Interest	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity
Balance, January 1, 2004	-	4,034,907	(3,764,550)	-	-	270,357

Net Loss - 2004			(4,926,877)			(4,926,877)
Reflect reverse merger of CGSI	1,170,000			117	19,678	19,795
Conversion of Members’ Interest to Stock	8,558,500	(4,034,907)		856	4,034,051	-
Conversion of Loans to Common Stock	577,500			58	549,942	550,000
Issuance of Additional Stock	26,250			3	24,997	25,000
Private Offering of Additional Stock	5,633,504			563	6,650,128	6,650,691
Issuance of Stock for Frontrunner Acquisition	925,000			92	1,248,658	1,248,750
Issuance of Stock for Consulting Services	50,000			5	67,495	67,500
Issuance of Stock Warrants for Services	-				135,222	135,222
Balance, December 31, 2004	16,940,754	$-	$(8,691,427)	$1,694	$12,730,171	$4,040,438
Net Loss - 2005			(2,292,888)			(2,292,888)
Issuance of Stock for Frontrunner Acquisition	75,000			7	101,243	101,250
Balance, December 31, 2005	17,015,754	$-	$(10,984,315)	$1,701	$12,831,414	$1,848,800

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2005	2004
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(2,292,888)	$(4,926,877)
Adjustments to reconcile net loss to net cash
Used in operating activities
Depreciation and amortization	852,000	659,548
Write-off organizational costs	-	19,795
Consulting expenses paid in common stock	-	67,500
Stock warrant expense	-	135,222
Changes in working capital items:
Accounts receivable	221,973	218,379
Inventory	444,194	(833,202)
Prepaid expenses	(31,163)	2,796
Other current assets	84,365	(76,597)
Deposits and other assets:	26,109	(34,652)
Accounts payable	(871,046)	306,449
Accrued expenses	(103,609)	617,068
Deferred revenue	64,286	(53,779)
Advance billings	(249,296)	613,197
Warranty reserve	76,594	13,326
	514,407	1,655,050
Net Cash Used in Operating Activities	(1,778,481)	(3,271,827)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of Frontrunner cash	-	126,346
Purchase of fixed assets	(84,177)	(191,549)
Payments for software license	(400)	(40,000)
Net Cash Used In Investing Activities	(84,577)	(105,203)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt	(1,360,994)	(254,647)
Issuance of Common Stock	-	6,675,691
Net Cash Provided By (Used in) Financing Activities	(1,360,994)	6,421,044
Increase (Decrease) in Cash	(3,224,052)	3,044,014
Cash and Cash Equivalents - Beginning of Period	3,660,894	616,880
Cash and Cash Equivalents - End of period	$436,842	$3,660,894

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$400,746	$143,148
Cash paid for income taxes	16,448	19,606

NONCASH INVESTING AND FINANCING ACTIVITIES:
Contributions by members through conversions of loans	$-	$550,000
Warrants issued in exchange for services	-	135,222
Common stock issued in exchange for services	-	67,500
Acquisition of Frontrunner for common stock:
Total assets acquired, excluding cash	101,250	11,514,294
Total liabilities assumed	-	10,391,890
Common stock issued	101,250	1,248,750
Conversion of accounts payable to notes payable	-	1,666,620

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

Corporate Restructure

On January 28, 2004, CGSI completed a merger under which it acquired 100% of the ownership of Nexvu, a Delaware limited liability company. From its inception up to the time of the merger, CGSI was an inactive publicly registered shell corporation with no significant assets or operations. Simultaneously with the closing of the merger, a closing was held under a private offering of CGSI’s common stock in which approximately 3.9 million shares of common stock were issued for approximately $5.3 million of total gross consideration. The private offering was completed in April 2004 and, including the approximately 3.9 million shares of common stock issued simultaneously with the closing of the merger, resulted in a total of 5,633,504 shares being issued for total gross consideration of $7,605,230. Additionally, simultaneously with the merger, $550,000 of bridge loans of Nexvu were converted to 577,500 shares of CGSI common stock as part of a loan conversion agreement. As a result of this merger, the financial statements of Nexvu became the financial statements of the surviving entity for accounting purposes. CGSI’s assets were recorded at fair value, with the net assets of Nexvu reflected at historical costs. In addition, as CGSI was a public shell company acquiring a privately-held company, no goodwill was reported. The accumulated deficit of Nexvu survived the merger with the accumulated deficit of CGSI eliminated. Accordingly, the Company’s financial position as of December 31, 2005 and December 31, 2004, and the related results of operations for the twelve months ended December 31, 2005 and 2004 reflect the historical financial statements of Nexvu, with CGSI’s results consolidated from the date of the merger.

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

The acquisition was completed by agreeing to issue 1 million shares of CGSI’s common stock, with an estimated fair market value of $1.35 per share. This value was determined by utilizing the last purchase price of shares of our common stock in the private offering completed in April 2004. In consideration of these shares, Frontrunner cancelled all of its common stock, junior preferred stock and all stock options and warrants. The shares were distributed to certain creditors of Frontrunner, with total indebtedness of $2.3 million in exchange for waiver of this indebtedness, less than one percent of the total indebtedness was provided by us to the former stockholders of Frontrunner per the Merger (although, the holders of a majority of its shares also received our stock per their Creditor Waiver Agreements). As of December 31, 2004, all but 75,000 shares of stock had been issued pursuant to this transaction, with the remaining common stock issued during 2005 once the final creditor waiver was received. This 2005 transaction resulted in an additional $101,250 of goodwill being recorded in this transaction. Additionally, during 2005, the Company became aware of additional contingent liabilities for Frontrunner that related to periods prior to the acquisition date. The majority of these contingent liabilities were associated with potential prevailing wage laws for state work in the state of New York resulting in an additional $411,924 in goodwill being recorded.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition, as adjusted for the remaining 75,000 shares that were issued during 2005 as well as the adjustment for the contingent liabilities discussed above and in the Contingent Liabilities footnote. The resulting goodwill arises from the Company’s perception of the value of the existing customer base of Frontrunner to Nexvu. Additionally, the existing infrastructure at Frontrunner, with their Network Operating Center (NOC) will enable Nexvu to expand the sales opportunities for their existing product.

Opening Balance

Current assets	$3,220,951
Property & equipment	930,038
Other asset	10,000
Customer list acquired	3,615,358
Goodwill	3,965,543
Total assets acquired	11,741,890

Liabilities, excluding debt	5,711,153
Debt	4,680,737
Total liabilities assumed	10,391,890
Net assets acquired	$1,350,000

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

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $83,148 as of December 31, 2005. The company’s policy is to write off accounts receivable balances once management has deemed them to be uncollectible.

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

Software Licensing Fee

The Company accounts for its software licenses in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The company also reviews its long-lived assets for impairments. Impairment losses on long-lived assets are recognized when events or changes in circumstances indicate that the undiscounted cash flows estimated to be generated by such assets are less than their carrying value and, accordingly, all or a portion of such carrying value may not be recoverable. Impairment losses are then measured by comparing the fair value of assets to their carrying amounts. The Company recognized an impairment loss of $217,800 during the 4th quarter of 2004. This loss is reflected in additional amortization expense in the statement of operations for 2004. No impairment loss was recognized in any other periods presented.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB104”), which superceded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB101”).

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

Product Warranties

The Company’s subsidiary, Frontrunner, sells certain of its products to customers with a product warranty that provides repairs at no cost to the customer or issuance of credit to the customer for a one year period. The Company accrues its estimated exposure to warranty claims based upon estimates of future costs associated with fulfilling the warranty obligations. Management reviews these obligations on a regular basis and adjusts the warranty provisions as actual experience differs from historical estimates or other information becomes available.

Research and Development

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2005 and 2004 were $1.4 million and $1.7 million, respectively.

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not have any items of comprehensive income in any of the periods presented.

Goodwill and Purchased Intangible Assets

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets.” Effective for fiscal years beginning after December 15, 2001, SFAS No. 142 requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired, rather than being amortized as previous accounting standards required. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses and customer lists, are amortized on a straight-line basis over periods ranging from 3 to 7 years, representing the remaining life of the assets.

Based on the impairment tests performed by management, there was no impairment of goodwill in 2005 or 2004. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock Based Compensation

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure - an Amendment of SFAS 123.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25 and related interpretations. Accordingly, compensation expense for stock options is measured as the excess, if any, of the fair market value of the Company’s stock at the date of the grant over the exercise price of the related option. The Company has adopted the annual and interim disclosure provisions of SFAS No. 148 in its financial reports for the years ended December 31, 2005 and 2004.

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the company’s principal operating segments.

Income Taxes

The Company accounts for income taxes under SFAS No. 109, “Accounting for Income Taxes,” which requires the asset and liability approach to accounting for income taxes. Under this method, deferred assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when differences are expected to reverse. We have recorded a valuation allowance for the entire balance of the deferred taxes.

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other common stock equivalents, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of December 31, 2005, there were 658,613 stock options and 1,301,389 stock warrants outstanding that could be converted into common stock.

Intangible assets

Intangible assets represent purchased customer lists with respect to our acquisition of Frontrunner. The intangible assets are carried at cost less accumulated amortization. We amortize intangible assets over the expected benefits of the list over the estimated useful life. The estimated useful life on this identifiable intangible asset is 7 years. Total amortization of the customer lists was $598,288 and $204,736 in 2005 and 2004 respectively. Future amortization of the customer list is expected to be as follows:

2006	$557,008
2007	529,160
2008	502,704
2009	477,568
2010	453,688
2011	292,206

Total cost and accumulated amortization for the customer list is as follows:

12/31/2005
Customer list costs	$3,615,358
Accumulated amortization	(803,024)

Customer list, net	$2,812,334

Impairment of Long-lived Assets

We assess the recoverability of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment of long-lived assets held for sale is measured at the lower of book value or fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. Additionally, SFAS No. 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

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

See Software Licensing Fee in this note for impairment of our software licensing fee recorded during the year ended December 31, 2004. No impairment charges were recorded during 2005.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, prepaid expenses, current maturities of long-term debt and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments. Long-term debt approximates fair value due to the interest rate on the promissory note approximating current rates.

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

Going Concern

As of December 31, 2005, the Company’s current liabilities exceeded its current assets by $5.1 million. Included in the current liabilities is $3.8 million of current maturies of long-term debt, including a $3.2 million demand note payable to Harris Bank. This debt reflects pre-existing balances assumed from the acquisition of Frontrunner during 2004. Cash on hand at December 31, 2005 was $437 thousand. The company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively. Additionally, cash used in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During 2005, the Company improved its revenue and reduced its operating losses and still had sufficient cash from the $6.6 million net equity raise that was completed in January 2004. However, the Company has continued to utilize cash in operations during 2006. During 2006 Nexvu will continue to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner plans on increasing sales levels in order to provide additional operating capital. Both companies will continue to be vigilant on operating expenses. Through April 14, 2006, the Company has raised $200 thousand in bridge loans and is expected to raise additional funds through this method in order to fund current working capital needs. Additionally, the Company hopes to raise additional capital which may involve the issuance of common stock in order to fund working capital needs, reduce debt and provide additional funding. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS 151, “Inventory Costs - an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that ". . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . ." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any immediate material impact on us.

On December 16, 2004, FASB published SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS 123R requires that compensation costs related to share-based payment transactions be recognized in the financial statements. Share-based payment transactions within the scope of SFAS 123R include stock options, restricted stock plans, performance-based awards, stock appreciation rights, and employee share purchase plans. The provisions of SFAS 123R are effective as of the first fiscal year that begins after June 15, 2005. Accordingly, we will implement the revised standard in fiscal year 2006. Currently, we account for our share-based payment transactions under the provisions of APB 25, which does not necessarily require the recognition of compensation cost in the financial statements. Management is assessing the implications of this revised standard, which may materially impact our results of operations in 2006 and thereafter. The new standard provides for a modified prospective application. Under this method, we will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. Based on existing options outstanding at December 31, 2005, we expect stock-based compensation expense to be $29,340 for the year ending December 31, 2006. However the expense may be higher if additional options are issued to employees.

On December 16, 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets,” an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” This statement amends APB Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. Under SFAS 153, if a nonmonetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for nonmonetary transactions for fiscal periods that begin after June 15, 2005. We do not anticipate that the implementation of this standard will have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation (FIN) No. 47, "Accounting for Conditional Asset Retirement Obligations" an interpretation of SFAS 143. FIN 47 clarifies the manner in which uncertainties concerning the timing and the method of settlement of an asset retirement obligation should be accounted for. In addition, the Interpretation clarifies the circumstances under which fair value of an asset retirement obligation is considered subject to reasonable estimation. The Interpretation is effective no later than the end of fiscal years ending after December 15, 2005. We do not anticipate that the implementation of this interpretation will have a material impact on our financial position, results of operations or cash flows.

In May 2005, the Financial Accounting Standards Board (“FASB’’) issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS No. 3.’’ The pronouncement requires that all voluntary changes in accounting principle be reported by retrospectively applying the principle to all prior periods that are presented in the financial statements. The statement is effective for fiscal years beginning after December 15, 2005. The Company’s financial position, results of operations or cash flows will only be impacted by SFAS No. 154 if it implements changes in accounting principles that are addressed by the standard or corrects accounting errors in future periods.

NOTE 3 - Inventories

Inventories as of December 31, 2005 consist of the following:

12/31/2005
Equipment	$1,459,357
Work in process	718,512
Gross inventory	2,177,869
Inventory reserve	(639,961)
Net inventories	$1,537,908

Inventories are stated at lower of cost or market as determined by the first in, first out (FIFO) method. The entire inventory represents balances from Frontrunner as Nexvu has no inventory. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

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

The agreement also calls for minimum annual royalty payments over the next three year period following customer shipment, payable quarterly as follows:

2006   100,000
2007   125,000
2008   150,000

The minimum annual royalty payments will be expensed quarterly, with any excess royalties due expensed in the period earned. If in any year the calculation of the royalty fee is greater than the minimum, this excess will reduce the final amount due in the fifth year. During 2004, we made a $50,000 first year payment on the minimum royalty payments and also recorded a valuation allowance against these future minimum royalty payments in the amount of $435,550. This charge is reflected as additional cost of goods sold in the statement of operations in 2004. It represents the excess of the minimum annual royalty payments over the expected royalty payments that will be due based upon the amount of sales of the Nexvu product over this time period. The minimum payments will continue to be made in the year contractually bound by the agreement.

NOTE 5 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of December 31, 2005, we have issued and outstanding 1,524,557 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to December 31, 2005:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Outstanding, December 31, 2003	-	-	-
Granted	1,769,907	$0.95 - 1.35	$1.35
Terminated	630,000	1.35	1.35
Outstanding at December 31, 2004	1,139,907	0.95 - 1.35	$1.34
Granted	400,000	1.35	$1.35
Terminated	15,350	.0.95 - 1.35	1.35
Outstanding at December 31, 2005	1,524,557	$0.95 - 1.35	$1.34
Vested, December 31, 2005	658,613	$0.95 - 1.35	$1.32

Of the outstanding options as of December 31, 2005, 1,513,900 have an option price of $1.35 per share and 10,657 have an option price of $.95 per share. Of the vested shares as of December 31, 2005, 647,956 have an option price of $1.35 per share and 10,657 have an option price of $.95 per share. The weighted average option contractual lives for total and vested stock options is 8.5 years as of December 31, 2005.

We account for stock-based compensation for our employee stock plans using the intrinsic value method as prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation,” requires disclosure of pro forma earnings as if we had adopted the SFAS No. 123 fair value method since our inception. The fair value of stock-based awards to employees is calculated utilizing the minimum value model, as our shares are not publicly traded.

The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. Forfeitures are recognized as they occur, and it is assumed that no dividends will be declared. The weighted average fair value calculations are based on the following assumptions:

	2005	2004
Estimated life (in years)	5.0	5.0
Risk-free interest rate	3.85%	3.5%

Had compensation costs for the Company’s stock options been determined based on the fair market value at the grant dates for the awards, the Company’s net loss and losses per share would have been as follows:

	Twelve Months
	Ended December 31,
	2005	2004
Reported net loss	$(2,292,888)	$(4,926,877)
Employee stock-based compensation under the intrinsic value method (APB No. 25)	-	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	(62,041)	(66,481)
Pro forma net loss	$(2,354,929)	$4,993,358)

Earnings Per Share
As reported	$(0.13)	$(0.31)
Pro forma	$(0.14)	$(0.32)

401(k) Plan

Frontrunner has a qualified 401(k) plan available to eligible employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Frontrunner matches employee contributions dollar for dollar up to 3% per year per person. Matching contributions vest 20% after the first year, 40% after the second year and 100% after the third year. Total 401(k) matching for the 2005 fiscal year was $119,425 and the period from acquisition to December 31, 2004 was $34,710.

Nexvu also has a qualified 401(k) plan available to employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Nexvu can make voluntary contributions to the plan. However, there have been no matching contributions under this plan since inception.

NOTE 6 - Debt

Debt as of December 31, 2005 consist of the following:

2005
Demand note payable to Harris Bank, plus interest payable at 1.50% above the prime rate; 7.25% at December 31, 2005, until the loan is paid in full or demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate related party entity and three individuals (one of which is a related party).	$3,155,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Secured by certain assets. Interest on the note is 7.25%.	1,112,591

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of December 31, 2005, Frontrunner was in default under the terms of the agreement.	178,070

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is 7.25%.	87,926

Unsecured note payable to related party creditor, payable in monthly installments of $12,500, including interest at 8.25%. The Company is in default under the terms of this note.	96,976

Installment payment agreement to New York State Department of Taxation and Finance, payable in monthly installments of $5,455 through June 2006. Includes principal and imputed interest and penalties at 16.67%.	36,153

Total debt	4,666,716
Less: Current maturities	3,815,337
Long term portion	$851,379

As of December 31, 2005 the Company is in default on two of the loan agreements. The Company is in arrears by $59,887 for the Global Crossing note and the entire balance on the unsecured note payable to a related party creditor is in arrears. There have been no adverse actions from these creditors concerning the arrearage amount.

The aggregate principal payments of long term debt are as follows:

2006	$3,815,337
2007	280,792
2008	301,840
2009	268,747

The weighted average interest rate on the debt above is 8.4% for 2005.

NOTE 7 - Operating Leases

The Company leases buildings and machinery and equipment from several unrelated companies. Total rent expense included in the statement of operations was $424,106 and $306,568 in 2005 and 2004 respectively and includes the rent expense for Frontrunner, since the acquisition in September 2004.

At December 31, 2005, minimum annual lease payments under operating leases are as follows:

2006	$299,622
2007	128,592
2008	64,289
2009	18,365

NOTE 8 - Shareholders’ Equity

During the developmental stages of Nexvu, Craig Siegler, the founder of Nexvu, made advances to Nexvu in the form of loans. These loans totaled $1,034,907 and were made from the period February 28, 2002 through June 27, 2003. On June 27, 2003, Nexvu issued 2,837,950 of Class A membership interests and subsequently converted these advances to membership interests.

During the period June 2003 through September 2003, Nexvu issued 5,619,375 of Class B membership interests for total cash consideration of $1,825,000. During the period September through December of 2003, Nexvu issued $1,725,000 of promissory notes to accredited investors. These shares were convertible into Class B membership interests in Nexvu. In December, 2003 Nexvu converted $1,175,000 of these notes into 3,617,954 Class B membership interests, with the remaining $550,000 of notes outstanding as of December 31, 2003. The remaining convertible notes are convertible into 1,693,511 of Class B membership interests.

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

Each share of membership interest outstanding had equal voting rights regardless of class of membership interest. In the event of a distribution of net cash flow and proceeds from the sale of capital items, the distribution was as follows:

1.	To the Class B membership interest equal to two times their aggregate Capital Contributions and Preferred Cumulative Returns.

2.	To the Class A membership interest equal to the aggregate Capital Contributions and Preferred Cumulative Returns.

3.	Any remaining distribution is based on a pro rata share of 60% to the Class B membership interest, 18.434% to the Class A membership interest and 21.566% among the managing members’ interest.

As part of the merger, and agreement with CGSI, these members’ interests were converted to Company common stock as follows:

	Member Interest	Common Stock

Class A membership interest	2,837,950	991,145

Class B membership interest	9,237,329	6,432,437

Managing member’s interest	3,320,268	1,134,918
	15,395,547	8,558,500

Additionally, as part of the merger agreement, the company converted $550,000 of convertible notes into 577,500 shares of common stock as more fully described in Note 6.

During the year ended December 31, 2004, the Company issued 5,633,504 shares of common stock in exchange for $6,650,691, net of costs in a private offering. Additionally, in a separate offering the Company issued 26,250 shares of common stock to one individual for $25,000.

The Company also issued 1,000,000 shares of common stock in connection with its acquisition of Frontrunner (See Note 1). Of the 1,000,000 shares issued, 925,000 were issued during 2004 and 75,000 were issued in 2005. The Company also issued 50,000 shares of common stock for consulting services related to this acquisition. These shares were valued at $1.35 per share with the corresponding charge of $67,500 reflected in the results from operation in 2004.

Share amount presented in the consolidated balance sheets and consolidated statements of stockholders’ equity reflect the actual share amounts outstanding.

NOTE 9 - Property and Equipment

Property and equipment at December 31, 2005 consists of the following:

2005
Furniture & fixtures	$165,702
Computer equipment	921,611
Leasehold improvements	88,154
Machinery & equipment	285,946
1,461,413
Accumulated depreciation	(514,210)
Net property and equipment	$947,203

Depreciation and amortization of property and equipment were $236,779 and $158,023 for the years ended December 31, 2005 and 2004 respectively.

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

In addition, on March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. These two board members are now operating in the capacity of interim CEO’s of the Company. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007. (See Note 11).

Prior to the acquisition announcement of Frontrunner, the Company had no relationship with Frontrunner. However, between the announced merger and the final closing of the merger, the Company issued a note to Frontrunner in the amount of $250,000, which has been eliminated in consolidation.

The Company currently has a $96,976 unsecured note payable to an entity that includes one of our board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan.

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

All of the stock warrants are exercisable and have a weighted average life of 1.3 years. The fair value of stock-based awards to non-employees is calculated utilizing the minimum value model, as our shares are not publicly traded. Total expense for these warrants, which all immediately vested, was $135,222 for the year ended December 31, 2004. No expense was recorded for the year ended December 31, 2003. The weighted average fair value calculations are based on the following assumptions:

	2005	2004
Estimated life (in years)	1.3	2.3
Risk-free interest rate	3.5%	3.5%

NOTE 12 - Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” This standard requires, among other things, recognition of future tax effects, measured by enacted tax rates, attributable to deductible temporary differences between the financial statement and income tax bases of assets and liabilities.

The approximate income tax effects of these temporary differences and net operating loss carryforwards are as follows:

December 31, 2005
Deferred taxes	$1,369,084
Net operating loss carry forward	2,442,326
Valuation allowance	(3,811,410)
Net deferred taxes	$-

As of December 31, 2005, the company had available for federal income tax purposes net operating loss carryforwards of approximately $7.0 million, which expire in 2019 and 2020, subject to limitations of Section 382 of the Internal Revenue Code, as amended. As required by SFAS No. 109, management of the Company has evaluated the positive and negative evidence bearing upon the realizability of the Company’s deferred tax assets, which consist principally of the net operating loss carryforwards and intangible assets. For the year ended December 31, 2005, management evaluated the deferred tax asset and as a result has recorded a valuation allowance for the entire deferred tax net asset. The Company’s decision to reserve for the entire balance was based on Nexvu’s startup status, Frontrunner’s operating status as well as estimates of profitability in the future. This allowance is based on management’s estimates. In the event that actual results differ from these estimates or the Company adjusts these estimates in the future, the company may adjust the valuation allowance.

The Company’s current tax provision is comprised of state taxes for Frontrunner since acquisition. All deferred taxes are not recognized as their benefit is 100% provided for as an increase in the valuation allowance. On consolidated basis, the company is not benefiting the losses.

NOTE 13 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the year ended December 31, 2005 is as follows:

12/31/2005
Beginning balance	115,030
Additional warranties issued	373,088
Claims paid	(308,042)
Revisions in estimates	11,548
Balance, end of period	191,624

NOTE 14 - Business Concentration

During the year ended December 31, 2005, approximately $3.6 million (23%) of total 2005 revenues were derived and $313 thousand (25%) of the total accounts receivable at December 31, 2005 were due from two customers. During the year ended December 31, 2004, approximately $1.3 million (30%) of total 2004 revenues were derived and $364 thousand (25%) of the total accounts receivable at December 31, 2004 were due from two customers.

NOTE 15 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of December 31, 2005 or December 31, 2004.

During 2005 the Company became aware of additional contingent liabilities for Frontrunner that related to periods prior to the acquisition date. The majority of these contingent liabilities were associated with potential prevailing wage laws for state work in the state of New York. The total amount of this potential liability is approximately $405 thousand of which approximately $317 thousand related to periods prior to the acquisition of Frontrunner. The amount of the liability related to pre acquisition periods was recorded as an adjustment to goodwill with the difference recorded in earnings prospectively. An additional $95 thousand of contingent liabilities were identified that related to prior periods. The majority of these liabilities were for costs to remove fiber optic cable from rented utility poles in New York. These liabilities also related to periods prior to the acquisition date of Frontrunner and were recorded as an adjustment to goodwill.

NOTE 16 - Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. They also provide consulting services to their customers. For purposes of segment reporting, the Company considers Nexvu and Frontrunner as two separate identifiable businesses. These two segments have separate management teams and financial statements. During 2004, the Company also started splitting out its corporate costs from the Nexvu financial statements. Accordingly, the segment results reflect this change from August, 2004 through the end of the year.

During the year ended December 31, 2005, approximately $3.6 million (25%) of Frontrunner segment revenues were derived and $313 thousand (31%) of the segment accounts receivable at December 31, 2005 were due from two customers. For Nexvu, approximately $465 thousand (35.3%) of segment revenues were derived and $235 thousand (95%) of segment accounts receivable were due from two customers.

Results of Operation:

Twelve months ended December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$14,339,131	$1,317,095	$-	$15,656,226
Gross margin	6,519,111	616,206	-	7,135,317
Expenses	6,365,762	1,821,192	832,612	9,019,566
Operating income	153,349	(1,204,986)	(832,612)	(1,884,249)
Interest expense (income)	380,585	(33,394)	-	347,191
Loss before taxes	(227,236)	(1,171,592)	(832,612)	(2,231,440)
Depreciation/amortization	768,973	83,027	-	852,000
Capital expenditures	44,819	39,358	-	84,177

Twelve months ended December 31, 2004

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,774,292	$522,508	$-	$4,296,800
Gross margin	1,878,915	(88,928)	-	1,789,987
Expenses	1,706,212	4,202,772	744,827	6,653,811
Operating income	172,703	(4,291,700)	(744,827)	(4,863,824)
Interest expense (income)	104,042	(60,595)	-	43,447
Income (loss) before taxes	68,661	(4,231,105)	(744,827)	(4,907,271)
Depreciation/amortization	256,749	402,799	-	659,548
Capital expenditures	9,421	182,028	-	191,449

Segment assets as of December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$2,926,847	$2,693,263	$(1,263,777)	$4,356,333
Intangibles & Goodwill	6,777,877	-	-	6,777,877
Total assets	$9,704,7242	$2,693,263	$(1,263,777)	$11,134,210

NOTE 16 - Subsequent Event

Subsequent to December 31, 2005, the Company obtained two bridge loans of $100,000 each. The first loan was entered into on March 7, 2006 in the amount of $100,000. This note bears interest at a rate of 14% and is payable along with accrued interest by June 30, 2006. Additionally, the holder of this note will be issued 15,000 stock warrants to purchase common stock of our Company at $1.35 per share. The second loan entered into on February 27, 2006 in the amount of $100,000 and bears interest at a rate of 7.25%. This loan was received by Momentum Capital, LLC, which was co-founded by our two Co-CEO’s. This loan is payable along with accrued interest by June 30, 2006.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On January 3, 2006, the Company dismissed its independent auditor, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants ("Russell Bedford"). The decision to dismiss Russell Bedford as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors on January 3, 2006.

The report of Russell Bedford on the Company’s consolidated financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the year ended December 31, 2004, and through January 3, 2006, the Company has not had any disagreements with Russell Bedford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell Bedford, would have caused them to make reference thereto in their report on the Registrant’s consolidated financial statements for such year.

We provided Russell Bedford with a copy of this disclosure on January 4, 2006. Russell and Bedford provided us and the Securities and Exchange Commission with a letter, which stated that Russell and Bedford agreed with these disclosures.

New independent registered public accounting firm

On January 3, 2006, CGSI engaged Plante & Moran, PLLC as the Registrant's independent accountants to report on the Registrant's consolidated balance sheet as of December 31, 2005, and the related consolidated statements of income, stockholders' equity and cash flows for the year then ended. The decision to appoint Plante & Moran, PLLC was approved by the Registrant's Board of Directors on January 3, 2006.

During the Registrant's two most recent fiscal years and any subsequent interim period prior to the engagement of Plante & Moran, PLLC, neither the Registrant nor anyone on the Registrant's behalf consulted with Plante & Moran, PLLC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant's financial statements, or (ii) any matter that was either the subject of a "disagreement" or a "reportable event."

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedure

Our co CEO’s and our CFO have evaluated our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2005, and have concluded that, as of December 31, 2005, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Current Officers and Directors

The composition and biographies of our directors and officers is as follows:

Name	Age	Position
Robert T. Geras	67	Chairman of the Board of Directors, Assistant Secretary and Assistant Treasurer
Phil Kenny	52	Director
David A. Beamish	42	Director
Douglas Stukel	36	Director and Assistant Secretary, Co-Chief Executive Officer
Lee Wiskowski	39	Director, Co-Chief Executive Officer
Derry L Behm	46	Chief Financial Officer

Robert T. Geras. Mr. Geras has served as our Chairman of the Board since the completion in January 2004 of our merger with Nexvu. Mr. Geras served as the Chairman of Nexvu from June 2003 through the date of the merger. Mr. Geras’ sole occupation for the last five years has been as a private investor. Among the companies in which Mr. Geras has been an early-stage investor is Merge Technologies Inc., a public company included in the Nasdaq National Market, which provides eHealth connectivity products for medical imaging and other clinical information. Mr. Geras has also served as a director and/or early stage investor in VideoHome Tours, a provider of visual content management and marketing services for large brokerage firms; ShowTime.com, a complete Internet scheduling and productivity tool for real estate agents; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology; and 20/20 Technologies, LLC, a provider of bandwidth and connectivity to the high speed data transmission industry.

Philip B. Kenny. Mr. Kenny has served as a director of ours since August 2004. He is, and has been for over the last five years, an owner of and partner in Kenny Industries, a holding company for Kenny Construction Company, Seven K Construction, Northgate Investments, Casino Queen and Clinton Industries. Mr. Kenny serves as president of Seven K Construction and Northgate Investments. In addition, Mr. Kenny recently served as CEO of K-2 Industrial, a $140 million service company, with over 1,000 corporate clients across the United States. In addition, he serves on the executive committee of Sports Publishing, a Champaign, IL publisher that produces and distributes 120 sports publications on an annual basis. Mr. Kenny also serves on the boards of Umbrella Entertainment, the largest production manager of air shows in the United States, Fifth Media, a technology company in Libertyville, IL, and Insight Productions, a designer and importer of custom products based in Naperville, IL. He serves on the business advisory board at Miami University in Oxford, OH, the board at Northern Illinois University School of Engineering and Technology, and Loyola Academy, the largest Jesuit High School in the United States. Mr. Kenny is a graduate of the Business School at Arizona State University.

David A. Beamish. Mr. Beamish has served as a director of ours since August 2004. He has been in sales and marketing for over 19 years. Mr. Beamish began his career in the medical sales area, where he worked for Medline Industries for five years. He successfully managed and built a four state territory to over $35 million in sales. In 1987, he left Medline Industries to co-found Premier Medical Industries Inc., which he and a partner built to $32 million in sales business over a period of eight years. After Premier Medical Industries, Mr. Beamish successfully formed, built and sold five local businesses: Premier Sales Inc. (a linen and textile distributor), Premier Tax and Accounting LLC (an accounting and tax firm), Premier Construction LLC (a small construction firm), Premier Technologies (a computer distributor and Internet firm), and Premier Products LLC (a nursing home supply company). Today, Mr. Beamish owns and operates Premier Laundry Technologies LLC, the largest independently owned COG Healthcare Laundry in the Midwest. PLT has three plants and employs over 150 people.

Douglas Stukel. Mr. Stukel has served as a director of ours since August 2003. Mr. Stukel has served as our co-chief executive officer since August 30, 2004. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in our company. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Stukel also serves as an officer and director of Health Partnership, Inc. and Mountains West Exploration, Inc.

Lee Wiskowski. Mr. Wiskowski has served as a director of ours since the completion of our merger with Nexvu. Mr. Wiskowski has served as our co-chief executive officer since August 30, 2004. In 1994, Mr. Wiskowski was the co-founder of Madison Securities and early in 1999 was a co-founder of Advanced Equities, both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility in the companies’ raising in excess of $125 million and $250 million, respectively, for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December 2002, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Wiskowski also serves as an officer and director of Health Partnership, Inc. and Mountains West Exploration, Inc.

Derry L Behm. Mr. Behm has served as our chief financial officer since 2004. Mr. Behm served as the chief financial officer of Spiegel Catalog, Inc. from 2000 to 2003 and as the chief financial officer of Harrods Online, Inc. from 1999 to 2000. Prior to 1999, Mr. Behm was the corporate controller of The Spiegel Group.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings are covered under Item 401(d) of Regulation S-B. Officers serve at the discretion of our board of directors. Our board of directors has determined that Mr. Geras, Mr. Beamish and Mr. Kenny are independent within the meaning of Rule 4200 of the Nasdaq Stock Market.

Significant Employees

Rory Herriman. Mr. Herriman is the president (2004) and chief technology officer (2002) of Nexvu. He also served as a director of ours from the date of merger with Nexvu until August 2004. From December 1997 until May 2002, Mr. Herriman served as the senior director of technology architecture and engineering at Sears, Roebuck & Company, where he defined and executed enterprise-wide technology strategies in the areas of telecommunications, networking and computing. Mr. Herriman is 35 years old.

Don Hauschild. On March 17, 2005, Don Hauschild was appointed to serve as the new president of Frontrunner. Mr. Hauschild is a senior operations and IT executive with over 25 years experience in industry and management consulting with global consumer products and manufacturing companies. From May 2002 to the present, Mr. Hauschild acted as an independent consultant. He worked with Answerport Inc., in Milwaukee, WI from May 2002 through June 2004 and with Independent Consultant, in Milwaukee, WI from June 2004 to the present. From April 2000 through the present, Mr. Hauschild has also served as the CEO and board member of QS Software Co./CIDC in Chicago, IL, which is a telecommunications start-up company. From August 1988 through March 2000, Mr. Hauschild worked for Ernst & Young, LLP, in Milwaukee, WI. He served as a partner at Ernst & Young LLP from October 1993 through March 2000. Mr. Hauschild is 50 years old.

Code of Ethics

On January 29, 2004, our board of directors adopted a code of ethics which applies to our principal executive officer, principal financial officer, principal accounting officer and controller and persons performing similar functions. We will provide a copy of the code of ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173. A copy of the code of ethics has been filed as an exhibit hereto.

We intend to disclose any waivers or amendments to our code of ethics in a report on Form 8-K with the Securities and Exchange Commission rather than on our website.

Audit Committee

We have an audit committee and an audit committee charter. The audit committee is presently comprised of Robert Geras, Lee Wiskowski and Doug Stukel. The audit committee is responsible for selection and oversights of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors and reviewing all potential conflict of interest situations. We presently do not have a director who would qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. Given our present situation, we feel it would be overly costly, burdensome and unwarranted to retain an independent director who would qualify as an “audit committee financial expert.” We will consider adding an audit committee financial expert if our business grows and adding such a person would be less burdensome.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Our executive officers, directors and shareholders beneficially owning more than 10% of our common stock are required under the Exchange Act to file reports of ownership of our common stock with the Securities and Exchange Commission. Copies of those reports must also be furnished to us. Based solely upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that during the preceding year all filing requirements applicable to executive officers, directors and shareholders beneficially owning more than 10% of our common stock have been complied with, except that Mr. Wiskowski failed to timely file two reports regarding two transactions in 2005. The foregoing late filings were inadvertent and corrected after discovery of the reporting obligations.

Item 10. Executive Compensation.

Employment Agreements

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

Summary Compensation Table
		Annual Compensation		Long-Term Compensation
Name and Principal Position	Year	Salary	Bonus	Restricted Stock Awards	Securities Underlying Options	All Other Compensation
Douglas Stukel (1) Co-Chief Executive Officer	2005 2004	$87,500 $29,200	- -	- 250,000	- -	- -

Lee Wiskowski(1) Co-Chief Executive Officer	2005 2004	$87,500 $29,200	- -	- 250,000	- -	- -

D. Skip Behm Chief Financial Officer	2005 2004	$160,000 $108,300	- -	- -	- 200,000	- -

Rory Herriman President, Chief Technology Officer, Nexvu	2005 2004 2003	$175,000 $175,000 $150,000	- $35,000 -	- - 901,953(2)	- 430,000 -	- - -

Don Hauschild President, Frontrunner	2005	$154,375	-	-	400,000	-

(1) Mr. Stukel and Mr. Wiskowski, directors, became co-chief executive officers in August 2004 after the departure of Mr. Allen. Although there are no written employment agreements at this time, Messrs. Wiskowski and Stukel received employment compensation based on an annual salary of $87,500 each, commencing September 1, 2004. Messrs. Wiskowski and Stukel are entitled to expense reimbursements, customary health insurance coverage and customary fringe benefits. It is anticipated that each of them will continue to be employed by us on a part-time basis.
(2) Consists of managing member interests granted to Mr. Herriman in October 2003 as part of a discretionary award made by the manager of Nexvu to various employees and service providers. Holders of the managing member interests had no interest in the company other than the right to share in its profits, if any, after the payment of preferred returns to other holders. The managing member interests were deemed to have only nominal value at the time of grant. The 901,953 interests owned by Mr. Herriman were converted into a total of 188,871 shares of our common stock in connection with the merger between us and Nexvu Technologies which occurred on January 28, 2004.

Long Term Incentive Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. It is expected that a substantial portion of these options will be allocated to existing management and other persons assisting us in our endeavors. Presently, we have issued 1,139,907, net of forfeitures, restricted shares under the 2003 Plan. Our shareholders did not ratify the 2003 Plan for key employees within one year of its adoption by our board of directors. Therefore, our directors ratified the issuance of options to purchase 1,139,907 shares of common stock, net of forfeitures, pursuant to the 2003 Plan. The board of directors has adopted the 2005 Plan which mirrors the 2003 Plan. The 2005 Plan has not been ratified by our shareholders. However, in the event of such ratification, such plan will replace and supersede the 2003 Plan and the 2003 Plan will have no further force or effect.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership

The following table sets forth, as of April 14, 2006, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

•	each person known to be the beneficial owner of more than five percent (5%) of our common stock;

•	each director and executive officer; and

•	all directors and executive officers, as a group.

Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. The beneficial ownership percentages are based on 17,015,754 shares outstanding as of April 14, 2006. All share references are to shares of our common stock, $.0001 par value.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)	Percent of Class

Robert T. Geras	2,257,837(2)	13.2%
Carl C. Greer Trust	2,266,281(3)	13.1%
Craig Siegler	1,401,091(4)	8.2%
David Lies	1,304,375(5)	7.6%
Balkin Family Limited Partnership	1,093,186(6)	6.4%
Philip B. Kenny(7)	75,000.4%
David A. Beamish(8)	435,667	2.6%
Derry L. Behm(9)	100,000 (9)	.6%
Douglas Stukel(10)	434,482(11)	2.5%
Lee Wiskowski(10)	327,407(12)	1.9%
Don Hauschild(13)	100,000(13)	.6%
Rory Herriman(14)	403,871(14)	2.3%
All Current Directors and Executive Officers as a Group (8 persons)	4,134,764	22.9%

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

(3)
The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members. Includes shares issuable upon the exercise of warrants held by the Carl C. Greer Trust to acquire 277,778 shares. The business address of the trust is c/o Thomas Floyd, 4501 West 127th Street, Suite D, Alsip, IL 60803.

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

(6)
The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members. Includes shares issuable upon the exercise of warrants held by the Balkin Family Limited Partnership to acquire 92,593 shares. The address of the partnership is 1145 Green Bay Road, Glencoe, IL 60022.

(7)	Mr. Kenny is a director. The business address of Mr. Kenny is 250 Northgate Parkway, Wheeling, IL 60090.

(8)	Mr. Beamish is a director. The business address of Mr. Beamish is 51 West Jackson Street, Joliet, IL 60432.

(9)
Mr. Behm is the chief financial and accounting officer. Mr. Behm holds options to purchase 200,000 shares of common stock, which vest over a period of four years. Of the options granted, 100,000 have vested. The business address of Mr. Behm is 50 E. Commerce Drive, Suite A, Schaumberg, IL 60173.

(10)
Messrs. Wiskowski and Stukel currently serve as co-chief executive officers and directors of the company. The business address of Mr. Wiskowski is 3111 N. Seminary, Suite 1N Chicago Illinois 60657. The business address of  Mr. Stukel is 24750 Manor Drive, Shorewood, IL 60431.

(11)	Includes 250,000 shares issuable upon the exercise of a warrant held by Mr. Stukel.

(12)
Includes 59,407 owned by Grander, L.L.C. of which Mr. Wiskowski is the sole member, 15,000 owned by Mr. Wiskowski’s spouse, and 250,000 shares issuable upon the exercise of a warrant held by Mr. Wiskowski.

(13)
Mr. Hauschild is the President of Frontrunner. Mr. Hauschild holds options to purchase 400,000 shares of common stock, which vest over a period of four years. Of the options granted, 200,000 have vested.

(14)
Mr. Herriman is our chief technology officer and President of Nexvu. Includes 430,000 shares issuable upon the exercise of options held by Mr. Herriman. Of the options granted, 215,000 have vested. His business address is 50 E. Commerce Drive, Suite A, Schaumburg, IL 60173.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	--	--	--
Equity Compensation Plans Not Approved by Security Holders	1,524,557*	$1.34	760,443*
Total	1,524,557	$1.34	760,443

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

Effective March 17, 2005, the Grid Note agreement between James Cuppini, the former president of Frontrunner, and Frontrunner terminated. As of March 17, 2005, Frontrunner had extended $156,000.00 to Mr. Cuppini. Pursuant to the terms of the Grid Note, the loan was forgiven upon Mr. Cuppini’s resignation as the president of Frontrunner, effective March 17, 2005. The Grid Note which included a forgiveness provision was entered into prior to enactment of the Sarbanes-Oxley Act of 2002. As part of his resignation, Mr. Cuppini entered into a Separation/Severance Agreement with Frontrunner. Pursuant to the Separation/Severance Agreement, Mr. Cuppini will continue to provide consulting services to Frontrunner. Frontrunner will pay Mr. Cuppini a salary at the rate of $90,600 pro rated across a 365 day period and payable in accordance with Frontrunner’s regular pay roll practices. Frontrunner also agreed to reimburse Mr. Cuppini for expenses in the amount of approximately $21,000, and grant him additional compensation in the forms of cash bonuses and stock in the event certain transactions are closed. Mr. Cuppini has agreed not to disclose confidential information of Frontrunner and Capital Growth for a period of four years. He has agreed not to solicit customers for a period of two years.

Nexvu

Craig Siegler is considered the promoter of Nexvu and owned over 5% of the company’s membership interests. Upon formation of Nexvu, Mr. Siegler received 90 of the company’s original 100 membership interests. Siegler Partners, L.L.C., a company controlled by Mr. Siegler, who owned over 5% of Nexvu’s membership interests, acted as the initial manager of Nexvu. Under the amended and restated operating agreement for Nexvu Technologies dated as of June 27, 2003, Mr. Siegler received a one-time expense reimbursement of $15,000 from Nexvu, representing reimbursement for expenses incurred by Mr. Siegler or his affiliates from Nexvu’s inception through the date of the agreement. The agreement also provided that Mr. Siegler would receive compensation at an annual rate of $50,000 for the one-year period from July 1, 2003 through June 30, 2004. Under the amended and restated operating agreement LaSalle Nexvu Manager, LLC, a company controlled by Robert Geras, who owned over 5% of Nexvu’s outstanding interests, became the manager of Nexvu and received compensation of $5,000 per month beginning on July 1, 2003. LaSalle Nexvu Manager had the ability to increase this compensation to $10,000 per month in its discretion if its time commitment increased substantially.

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

On January 28, 2004, Nexvu entered into an agreement with Mr. Siegler in connection with a dispute relating to the issuance of membership interests in Nexvu and a capital call by Nexvu in December 2003. Under the agreement, among other things, Nexvu and Mr. Siegler each released the other and his or its successors and assigns and, in the case of Nexvu, its manager and officers, against any and all liabilities relating to us or Nexvu. Under the agreement Nexvu agreed to cause us to grant Mr. Siegler a warrant to purchase 162,500 shares of our common stock at a price of $1.35 per share in consideration for Mr. Siegler’s release and for his employment with Nexvu. The warrants issued to Mr. Siegler had a cashless exercise provision and expire on December 31, 2006.

Frontrunner

The form of the business combination with Frontrunner was a reverse triangular merger in which we issued 1,000,000 shares of our common stock and $222.18 in exchange for 100% of the ownership of Frontrunner and the cancellation of indebtedness of Frontrunner in the amount of $2,252,423 (excluding accrued unpaid interest and other claims). The merger was approved by our board of directors and the boards of directors of Frontrunner and our subsidiary. The merger was also approved by a majority of the shareholders of Frontrunner. At the time of the merger, Frontrunner had assets principally in the form of inventory, fixed assets and receivables in the amount of approximately $3,800,000.

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

The following creditors entered into creditor waiver agreements with Frontrunner and we, in turn, issued a total of 1,000,000 shares of our common stock to Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P., Philip Kenny, John Jellinek and James Cuppini. The shares issued to John Jellinek were issued in May 2005 after the credit waiver was executed. All other shares were issued on September 14, 2004. The shares of common stock distributed among the creditors was determined pursuant to negotiations between the creditors and Frontrunner, rather than allocated pursuant to a formula. The most recent private placement of our common stock was made at $1.35 per share, which was assumed to constitute its fair market value. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Cuppini, in addition to being creditors were also shareholders of Frontrunner. Each of the entities (other than 21st Century Communications T-E Partners, L.P. and 21st Century Communications Foreign Partners) had one director sitting on Frontrunner’s six-member board of directors. Mr. Kenny, who currently sits on our board of directors, also sat on the Frontrunner board of directors and received common stock. Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., 21st Century Communications Partners L.P., 21st Century Communications T-E Partners, L.P., 21st Century Communications Foreign Partners, L.P. and Mr. Kenny, together were the majority shareholders of each class of voting stock of Frontrunner that authorized the merger. Mr. Cuppini served as the president of Frontrunner from the merger through March 17, 2005.

Item 13. Exhibits.

A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, which list is incorporated herein by reference.

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

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (2)
3.2	By-laws of Capital Growth Systems, Inc. (2)
4.1	Registration Rights Agreement by and among Capital Growth Systems, Inc. and certain shareholders of the Company dated as of December 16, 2003. (1)
4.2	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for bridge lenders. (3)
4.3	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for Advisory Service Agreements. (3)
4.4	Form of Warrant to Purchase common stock of Capital Growth Systems, Inc. for selling shareholder. (3)
4.5	2003 Long-Term Incentive Plan. (3)
4.6	2005 Long-Term Incentive Plan. (4)
10.1	Indemnification Agreement by and among Capital Growth Systems, Inc., Nexvu Technologies, L.L.C., Rory Herriman, Douglas Stukel and Lee Wiskowski dated as of January 28, 2004. (1)
10.2	Second Amended and Restated Operating Agreement of Nexvu Technologies, LLC.(2)
10.3	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Lee Wiskowski. (2)

Exhibit Number	Description of Document

10.4	Advisory Services Agreement dated March 31, 2004 by and between Capital Growth Systems, Inc. and Douglas Stukel. (2)
10.5	Employment Agreement dated April 26, 2004 by and between Capital Growth Systems, Inc. and Rory Herriman. (2)
10.6	Software License Agreement dated as of August 31, 2002 by and between Hifn, Inc. and Siegler Technology & Development, L.L.C. for MeterFlow Software. (6)
10.7	Form of Agreement between Capital Growth Systems, Inc. and Value-Added Resellers. (6)
10.8
Creditor Waiver and Consent Agreement by and among Frontrunner Network Systems Corp., Capital Growth Systems, Inc., and Bluestem Capital Partners II, Limited Partnership, Mesirow Capital Partners VI, The Edgewater Private Equity Fund II, L.P., Philip Kenny, John Jellinek and James Cuppini. (5)

14	Code of Ethics. (2)
16.1	Letter from Russell Bedford Stefanou Mirchandani LLP, P.A. regarding Change in Auditors. (3)
21	List of Subsidiaries.
31.1(a)	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1(b)	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Form 8-K filed with the Commission on February 11, 2004 (File No. 0-30831).
(2)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).
(3)	Incorporated herein by reference to the Form 8-K filed with the Commission on January 6, 2006 (File No. 0-30831).
(4)	Incorporated herein by reference to the Form 10-KSB/A for fiscal year ended December 31, 2004, filed with the Commission on May 4, 2005 (File No. 0-30831).
(5)	Incorporated herein by reference to the Form 8-K filed with the Commission on September 20, 2004 (File No. 0-30831).
(6)	Incorporated herein by reference to the Form 10-KSB/A for fiscal year ended December 31, 2003, filed with the Commission on August 26, 2004 (File No. 0-30831).

 Item 14. Principal Accountant Fees and Services.

(a)	Audit Fees

The aggregate fees billed by Russell Bedford Stefanou Mirchandani LLP , our previous auditors for the 2004 audit, were $66,625 and $30,407 for the 2005 audit. Plante Moran did not bill any fees during 2005.

(b)	Audit-Related Fees

Fees associated with reviewing our Form SB-2 registration filing in 2004 were $3,150 by Russell Bedford Mirchandani LLP.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	Audit Committee Pre-Approval Policy

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

/s/ Douglas Stukel
Douglas Stukel, Co-Chief Executive Officer

/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

Dated: April 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE
/s/ Douglas Stukel Douglas Stukel	Director and Co-Chief Executive Officer	April 14, 2006
/s/ Lee Wiskowski Lee Wiskowski	Director and Co-Chief Executive Officer	April 14, 2006
/s/ Robert T. Geras Robert T. Geras	Director	April 14, 2006
/s/ Derry L. Behm Derry L. Behm	Chief Financial and Accounting Officer	April 14, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document

21	List of Subsidiaries.
31.1(a)	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.1(b)	Certification of Co-CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_______________________