Form 10QSB
period 2006-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2006-05-22
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Yes ☒ No ☐

The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of May 14, 2006 is 17,015,754.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” in our report on Form 10-KSB for the period ending December 31, 2005.

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements
(Unaudited)

March 31, 2006

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash	$263,298	$436,842
Accounts receivable, net	1,795,595	1,232,606
Inventories, net	1,525,406	1,537,908
Prepaid expenses	169,211	121,466
Other current assets	28,532	34,987
Total current assets	3,782,042	3,363,809

Fixed assets, net of accumulated depreciation	961,409	947,203
Software license fees	23,044	26,778
Customer list acquired, net	2,670,723	2,812,334
Goodwill	3,965,543	3,965,543
Other assets	12,188	18,543
Total Assets	$11,414,949	$11,134,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$3,820,291	$3,815,337
Accounts payable	1,398,000	536,453
Accrued expenses	1,378,863	1,389,514
Deferred revenues	1,429,811	1,536,369
Advance billings	1,246,399	964,734
Other current liabilities	147,692	191,624
Total current liabilities	9,421,056	8,434,031

Long-term liabilities
Debt	783,072	851,379
Total Liabilities	10,204,128	9,285,410
Stockholders’ Equity
Common Stock, $.0001 par value, 25,000,000 authorized; 17,015,754 outstanding, 100,000 shares issuable as of March 31, 2006 and 17,015,754 issued and outstanding as of December 31, 2005, respectively	1,711	1,701
Additional paid-in capital	12,979,045	12,831,414
Retained earnings, (deficit)	(11,769,935)	(10,984,315)
Total Stockholders’ Equity	1,210,821	1,848,800
Total Liabilities and Stockholders’ Equity	$11,414,949	$11,134,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenue	$3,862,896	$4,054,746
Cost of Goods Sold	2,022,716	2,141,654
Gross Margin	1,840,180	1,913,092
Operating Expenses:
Compensation	1,492,296	1,296,843
Other operating expenses	1,016,246	928,254
Total Operating Expenses	2,508,542	2,225,097
Operating Loss	(668,362)	(312,005)
Interest expense	102,107	83,996
Net Loss Before Income Taxes	(770,469)	(396,001)
Income taxes	15,151	8,216
Net Loss	$(785,620)	$(404,217)
Loss per Share	$(0.05)	$(0.02)
Average Shares Outstanding	17,016,853	16,940,754

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
	Common Shares Outstanding	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, January 1, 2006	17,015,754	$(10,984,315)	$1,701	$12,831,414	$1,848,800

Net loss	-	(785,620)	-	-	(785,620)
Stock issuable for consulting services	100,000	-	10	134,990	135,000
Stock-based compensation expense				12,641	12,641

Balance, March 31, 2006	17,115,754	$(11,769,935)	$1,711	$12,979,045	$1,210,821

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2006	2005
Net Cash Used in Operating Activities	$(44,397)	$(1,115,269)

Net Cash Used In Investing Activities	(65,794)	(10,075)

Net Cash Provided By (Used in) Financing Activities	(63,353)	(296,070)

Increase (Decrease) in Cash and Cash Equivalents	(173,544)	(1,421,414)
Cash and Cash Equivalents - Beginning of Period	436,842	3,660,894
Cash and Cash Equivalents - End of period	$263,298	$2,239,480
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$91,785	$102,478
Cash paid for income taxes	$2,446	$8,216
NONCASH INVESTING AND FINANCING ACTIVITIES:
Stock issued for consulting services	$135,000	$-
Stock-based compensation expense	$12,641	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
March 31, 2006 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI” or “Company”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”) and Frontrunner Network Systems Corp. (“Frontrunner”). Except where necessary to distinguish the three entities, we will refer to all three as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of both companies included in CGSI’s 2005 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2005.

NOTE 2 - Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $73,775 and $83,148 as of March 31, 2006 and December 31, 2005, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the three months ended March 31, 2006 and 2005 were $362,394 and $335,405, respectively.

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

Based on the impairment tests performed by management, there was no impairment of goodwill in 2005. The Company has no reason to believe that goodwill impairment has occurred in 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

At March 31, 2006, the Company has a stock option plan, which is described more fully in Note 4. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three month period ended March 31, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) (of which there were none). Results for prior periods have not been restated.

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

Intangible assets

Intangible assets represent purchased customer lists with respect to our acquisition of Frontrunner. The intangible assets are carried at cost less accumulated amortization. We amortize intangible assets over the expected benefits of the list over the estimated useful life. The estimated useful life on this identifiable intangible asset is 7 years. The Company monitors the balance and related accumulated amortization of the intangible assets quarterly in regards to impairment. Based on our analysis, no provision for impairment was made as of March 31, 2006. Total amortization of the customer lists was $141,611 and $153,552 for the quarters ending March 31, 2006 and 2005 respectively. Remaining amortization of the customer list for the year ended December 31, 2006 and amortization for future years is expected to be as follows:

2006	$415,397
2007	529,160
2008	502,704
2009	477,568
2010	453,688
2011	292,206

Total cost and accumulated amortization for the customer list is as follows:

	March 31, 2006	December 31, 2005
Customer list costs	$3,615,358	$3,615,358
Accumulated amortization	(944,635)	(803,024)

Customer list, net	$2,670,723	$2,812,334

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

Going Concern

As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $5.6 million. Included in the current liabilities is $3.8 million of current maturities of long-term debt, including a $2.9 million demand note payable to Harris Bank. This debt reflects pre-existing balances from the acquisition of Frontrunner during 2004. Cash on hand at March 31, 2006 was $263 thousand. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $786 thousand for the three months ended March 31, 2006. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. Only $44 thousand of cash was utilized for operating activities during the three months ended March 31, 2006. However, net losses were funded by delaying payments to some vendors, increasing accounts payable by $862 thousand since December 31, 2005.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2006, the Company’s revenues decreased by 5% and increased its loss from $404 thousand to $786 thousand. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased during the quarter and they have recently reduced its headcount by an additional 5%. Both companies continue to be vigilant on operating expenses. Through May 14, 2006, the Company has raised $200 thousand in bridge loans and is attempting to raise additional funds through this method in order to fund current working capital needs. Additionally, the Company may attempt to raise additional capital which may involve the issuance of common stock in order to fund working capital needs, reduce debt and provide additional funding. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	Dec 31,2005
Equipment	$1,403,196	$1,459,357
Work in process	786,329	718,512
Gross Inventory	2,189,525	2,177,869
Less: Inventory reserve	(664,119)	(639,961)
Net inventory	$1,525,406	$1,537,908

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of March 31, 2006, we have issued and outstanding 1,524,557 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to March 31, 2006:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
January 1, 2006	1,524,557	0.95 - 1.35	$1.34
Granted	-	-	-
Terminated	-	-	-
March 31, 2006	1,524,557	0.95 - 1.35	$1.34

Vested Shares:
Vested, March 31, 2006	965,567	$0.95 - 1.35	$1.34

During 2006 we implemented SFAS No.123R, which requires the Company to account for the value of our stock based compensation as an expense. The Company is utilizing the modified prospective application transition method in implementing this standard. Under the modified prospective application, SFAS No 123R applies to new awards and to awards modified, repurchased, or cancelled after the effective date, which is January 1, 2006. Additionally, compensation cost for the stock options issued prior to January 1, 2006 is recognized as the requisite service is rendered for these awards. The value of all options granted prior to January 1, 2006 was calculated utilizing the minimum value model, as our shares have historically not been publicly traded.

The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. We have estimated that no forfeitures of stock will take place, and it is assumed that no dividends will be declared. The weighted-average fair-value calculations are based on the following assumptions:

	Three months
	Ended March 31,
	2006	2005
Estimated life (in years)	5.0	5.0
Risk-free interest rate	3.85%	3.85%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

	Three months ended March 31,
	2006	2005
Reported net loss	$(785,620)	$	(404,217)
Employee stock-based compensation included in reported net loss	12,641
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	(12,641)		(12,033)
Pro forma net loss	$(785,620)		$(416,250)

Loss Per Share:
As reported	$(0.05)		$(0.02)
Pro forma	$(0.05)		$(0.02)

NOTE 5 - Property and Equipment

Property and equipment at March 31, 2006 and December 31, 2005 consists of the following:

	March 31, 2006	Dec. 31, 2005
Furniture & fixtures	$163,202	$165,702
Computer equipment	951,271	921,611
Leasehold improvements	130,493	88,154
Machinery & equipment	285,264	285,946
	1,530,230	1,461,413
Accumulated depreciation	(568,821)	(514,210)
Net property and equipment	$961,409	$947,203

Depreciation and amortization of property and equipment were $57,943 and $59,237 for the three months ended March 31, 2006 and 2005 respectively.

NOTE 6 - Debt

Debt as of March 31, 2006 and December 31, 2005 consist of the following:

	March 31, 2006	December 31, 2005
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 7.25% at March 31, 2006, until the loan is paid in full or full demand is made by the bank. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate related party entity and three individuals (one of which is a related party).	$2,930,000	$3,155,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Secured by certain assets of Frontrunner. Interest on the note is fixed at 7.25%.	1,049,047	1,112,591

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of March 31, 2006, Frontrunner was in default under the terms of the agreement.	183,740	178,070

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	59,348	87,926

Unsecured note payable to related party creditor, unsecured, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The Company is in default under the terms of this note.	85,143	96,976

Unsecured installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	21,085	36,153

Unsecured term note to individual creditor, payable June 30, 2006, including all accrued interest at 14%.	100,000	-

Unsecured term note, payable to Momentum Capital, a related party, due June 30, 2006, including all accrued interest at 7.5%.	100,000	-

Unsecured bridge advance to related party, payable upon demand, including all accrued interest at 7.5%.	75,000	-

Total debt	4,603,363	4,666,716

Less: Current maturities	3,820,291	3,815,337

Long term portion	$783,072	$851,379

As of March 31, 2006, the Company is in default on two of the loan agreements. The Company is in arrears by $109,870 for the Global Crossing note and the entire balance on the unsecured note payable to a related party creditor is in arrears. There have been no adverse actions from these creditors concerning the arrearage amount.

The weighted-average interest rate on the debt listed above is 8.8% as of March 31, 2006.

The aggregate principal re-payments of long term debt are as follows:

2006	$3,820,291
2007	285,913
2008	307,344
2009	189,815

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

The Company currently has a $85,143 unsecured note payable to an entity that includes one of our board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan. Additionally, the company has a $100,000 unsecured note payable to Momentum Capital, whose principals are comprised of our co-CEO’s. One of our co-CEO’s provided a bridge loan on March 31, 2006 in the amount of $75,000. This note was repaid on April 3, 2006.

NOTE 8 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the year ended December 31, 2005 is as follows:

	3/31/06	3/31/05
Beginning balance	$191,624	$115,030
Additional warranties issued	80,381	96,958
Claims paid	(70,463)	(49,032)
Revisions in estimates	(53,850)	(3,780)
Balance, end of period	$147,692	$159,176

NOTE 9 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of March 31, 2006 or December 31, 2005.

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

Results of Operation:

Three months ended March 31, 2006.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,476,134	$386,762	$-	$3,862,896
Gross margin	1,625,733	214,447	-	1,840,180
Expenses	1,645,368	481,493	381,681	2,508,542
Operating income (loss)	(19,635)	(267,046)	(381,681)	(668,362)
Interest expense (income)	100,509	(44)	1,642	102,107
Loss before taxes	(120,144)	(267,002)	(383,323)	(770,469)
Depreciation / amortization	181,127	22,161	-	203,288
Capital expenditures	19,100	53,049	-	72,149

Three months ended March 31, 2005.

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$3,727,562	$327,184	$-	$4,054,746
Gross margin	1,757,032	156,060	-	1,913,092
Expenses	1,590,260	425,604	209,233	2,225,097
Operating income (loss)	166,772	(269,544)	(209,233)	(312,005)
Interest expense (income)	100,622	(16,626)	-	83,996
Earning (loss) before taxes	66,150	(252,918)	(209,233)	(396,001)
Depreciation / amortization	197,115	19,807	-	216,922
Capital expenditures	9,212	863	-	10,075

Segment assets as of March 31, 2006.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$3,310,475	$2,624,120	$(1,155,912)	$4,778,683
Intangibles & goodwill	6,636,266	-	-	6,636,266
Total assets	$9,946,741	$2,624,120	$(1,155,912)	$11,414,949

Segment assets as of December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$2,926,847	$2,693,263	$(1,263,777)	$4,356,333
Intangibles & Goodwill	6,777,877	-	-	6,777,877
Total assets	$9,704,724	$2,693,263	$(1,263,777)	$11,134,210

Item 2. Management’s Discussion and Analysis

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

As of March 31, 2006, the Company’s current liabilities exceeded its current assets by $5.6 million. Included in the current liabilities is $3.8 million of current maturities of long-term debt, including a $2.9 million demand note payable to Harris Bank. This debt reflects pre-existing balances assumed from the acquisition of Frontrunner during 2004. Cash on hand at March 31, 2006 was $263 thousand. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $786 thousand for the three months ended March 31, 2006. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. Only $44 thousand of cash was utilized for operating activities during the three months ended March 31, 2006. However, net losses were funded by delaying payments to vendors, increasing accounts payable by $862 thousand since December 31, 2005.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the three months ended March 31, 2006, the Company’s revenues decreased by 5% and increased its loss from $404 thousand to $786 thousand. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased and subsequent to March 31, 2006, they reduced its headcount by an additional 5%. Both companies continue to be vigilant on operating expenses. Through May 14, 2006, the Company has raised $200 thousand in bridge loans and is attempting to raise additional funds through this method in order to fund current working capital needs. Additionally, the Company may attempt to raise additional capital which may involve the issuance of common stock in order to fund working capital needs, reduce debt and provide additional funding. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

We presently have approximately 105 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase significantly in the near future. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Three months ended March 31, 2006 compared to 2005

Revenues for the three month period ended March 31, 2006 were heavily influenced by Frontrunner. Frontrunner is generating 90% of the consolidated revenue. Total revenues from Frontrunner were $3.5 million, representing a 7% decrease to the prior year comparable period. Revenues for Frontrunner are generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 46% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 54% of the total Frontrunner revenues. Installation revenues were down 2% to the prior year with managed services and maintenance revenues declining 11%. This decrease reflects the decline in the base of customers with maintenance contracts that occurred during 2005. The Nexvu revenues for the three month period ended March 31, 2005 were approximately $327 thousand representing an 18% increase compared to the prior year. The Nexvu sales are comprised primarily of consulting services and sales of our software product. Consulting services experienced a 23% increase in revenues and resulted in the majority of the increase in the Nexvu revenues, with sales of Nexvu’s software product and related maintenance increasing 2%. The percentage of total revenue for Nexvu was 81% for consulting services and 19% for product sales and related maintenance.

Our consolidated gross margin rate was 47.6% compared to 47.2% last year. Gross margins for Frontrunner were 47% and relatively flat to the prior year. The managed services and maintenance revenues had a 47% gross margin rate, down slightly from last year of 48%. Gross margin on installation revenues were 32% comparing favorably to the 26% achieved last year. Although installation margins were up compared to the prior year, there is significant competition in this market and margin rates will continue to be pressured. The Nexvu gross margin rates were 55% for the three month period ended March 31, 2006, increasing from the 48% attained last year. Gross margin includes outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	March 31, 2006	March 31, 2005
Compensation	$1,492,296	$1,296,843
Travel and entertainment	51,862	46,293
Occupancy	124,345	128,721
Professional services	338,306	118,336
Insurance	81,371	40,152
Depreciation and amortization	203,288	216,922
Other operating expenses	217,074	377,830
Total operating expenses	$2,508,542	$2,225,097

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in the compensation expense is the result of higher levels of headcount at Frontrunner. Frontrunner compensation was approximately $1.0 million. Total compensation expense for Nexvu was approximately $351 thousand approximately flat to last year, with corporate salaries of approximately $105 thousand. The professional fees are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as, accounting fees. In addition, the Company agreed to issue an additional 100,000 shares of its common stock to two of the guarantors on the Harris demands loan in connection with the continuance of such guarantees. The Company has not yet issued such shares, but has expensed $135 thousand during the three months ended March 31, 2006, with respect to such obligation to issue shares expenses. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $141.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $4.6 million of debt. The debt has a weighted average interest rate of 8.8% compared to 6.2% during the same quarter last year. This increase in the average interest rate is primarily the result of higher prime interest rates, which correlate to the interest costs of Frontrunner’s largest lender, Harris Bank. However debt levels have fallen from $5.7 million at March 31, 2005 to the current level of $4.6 million, resulting in an overall decrease in interest expense.

Three months ended March 31, 2005 compared to 2004

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

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $350 thousand, down from the $675 thousand during the 1st quarter 2004. Frontrunner compensation was approximately $855 thousand with corporate salaries of approximately $92 thousand. The professional fees are primarily related to legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission and NASD, as well as accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as, 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $153.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.7 million of debt. The debt has a weighted average interest rate of 6.2%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest expense on the remaining debt of Nexvu prior to the raise of capital and subsequent conversion and repayment of the debt.

Liquidity and Capital Resources

Cash utilized in operating activities was $44 thousand during the three month period ending March 31, 2006 compared to $1.1 million the previous comparable period. Although the cash utilization is favorable, it was attained by delaying payments to vendors, with accounts payable growing during the first quarter by $861 thousand. Accounts receivable increased since December 31, 2005 primarily due to timing of receipts of existing receivables and to timing of advanced billings to customers.

The Company did not utilize significant cash for investing activities as $66 thousand was used during the quarter. These expenditures were primarily the result of moving our offices for our Nexvu engineering staff to new facilities during the first quarter. This was required as our old lease expired and was not renewed by the landlord. We do not expect to require significant expenditures in the future.

Total cash utilized in financing activities was $63 thousand and represents a $338 reduction in Frontrunner debt during the three month period ended March 31, 2006 partially offset by an additional $275 thousand of debt taken by CGSI (the holding company).

Through May 14, 2006, the Company has raised $200 thousand in bridge loans and is attempting to raise additional funds through this method in order to fund current working capital needs. Additionally, the Company may attempt to raise additional capital which may involve the issuance of common stock in order to fund working capital needs, reduce debt and provide additional funding. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of March 31, 2006:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2006	$331,551	$3,820,291	$100,000
2007	173,440	285,913	125,000
2008	193,706	307,344	150,000
2009	150,657	189,815	-
2010 and beyond	179,111	-	-

Total contractual obligations	$1,028,465	$4,603,363	$375,000

All debt that is callable or not in compliance is reflected in the 2006 obligations.

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

The Company recognizes revenues and all related costs on installation contracts with revenues of $100,000 or more using the percentage of completion method. Progress is measured by the percentage of actual labor incurred to date to management’s estimate of total labor to be incurred on each contract. This method is used as management considers labor incurred to be the best available measure of progress on these contracts. Contract costs include all direct subcontractor labor and supervisory labor costs and those indirect costs related to contract performance such as indirect labor, supplies and other general expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. All installation contracts with revenues less than $100,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon delivery and acceptance by the customer.

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

Based on the impairment tests performed by management, there was no impairment of goodwill in 2005 or 2004 nor does management believe that any impairment has occurred during 2006. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

At March 31, 2006, the Company has a stock option plan, which is described more fully in Note 4. Prior to January 1, 2006, the company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the three month period ended March 31, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R) (of which there were none). Results for prior periods have not been restated.

Inventory

Inventories are stated at lower of cost or market as determined by the first in, first out (FIFO) method. The entire inventory represents balances from Frontrunner as Nexvu has no inventory. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

Off-Balance Sheet Obligations

The Company has no off-balance sheet obligations.

Subsequent Events

On April 21, 2006, the NASD cleared the common stock shares of the Company for unpriced quotation on the Over the Counter Bulletin Board. the Company's shares will be quoted under the symbol "CGSY.OB".

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our co-chief executive officers and chief financial officer have evaluated our disclosure controls and procedures as of March 31, 2006, and have concluded that, as of March 31, 2006, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

                Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 28 of this Report.

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

Dated: May 22, 2006

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