Form 10QSB
period 2006-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2006-08-21
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

630-872-5800
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of August 14, 2006 is 17,115,754.

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
(Unaudited)

June 30, 2006

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash	$5,221	$436,842
Accounts receivable, net	1,757,809	1,232,606
Inventories, net	1,481,639	1,537,908
Prepaid expenses	138,780	121,466
Other current assets	14,583	34,987
Total current assets	3,398,032	3,363,809

Fixed assets, net of accumulated depreciation	906,028	947,203
Software license fees	18,911	26,778
Customer list acquired, net	2,529,111	2,812,334
Goodwill	3,965,543	3,965,543
Other assets	37,188	18,543
Total Assets	$10,854,813	$11,134,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$3,674,690	$3,815,337
Accounts payable	1,693,920	536,453
Accrued expenses	1,498,931	1,389,514
Deferred revenues	1,683,843	1,536,369
Advance billings	810,510	964,734
Other current liabilities	165,612	191,624
Total current liabilities	9,527,506	8,434,031

Long-term liabilities
Debt	713,519	851,379
Total Liabilities	10,241,025	9,285,410
Stockholders’ Equity
Common Stock, $.0001 par value, 25,000,000 authorized; 17,115,754 outstanding as of June 30, 2006 and 17,015,754 issued and outstanding as of December 31, 2005, respectively	1,711	1,701
Additional paid-in capital	13,009,362	12,831,414
Retained earnings, (deficit)	(12,397,285)	(10,984,315)
Total Stockholders’ Equity	613,788	1,848,800
Total Liabilities and Stockholders’ Equity	$10,854,813	$11,134,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$3,653,565	$3,478,100	$7,516,461	$7,532,846
Cost of Goods Sold	1,815,874	1,677,843	3,838,590	3,819,497
Gross Margin	1,837,691	1,800,257	3,677,871	3,713,349
Operating Expenses:
Compensation	1,410,509	1,316,015	2,902,805	2,612,858
Other operating expenses	932,128	1,002,008	1,948,374	1,930,262
Total Operating Expenses	2,342,637	2,318,023	4,851,179	4,543,120
Operating Loss	(504,946)	(517,766)	(1,173,308)	(829,771)
Interest expense (income)	107,404	92,036	209,511	176,032
Net Loss Before Income Taxes	(612,350)	(609,802)	(1,382,819)	(1,005,803)
Income taxes	15,000	15,000	30,151	23,216
Net Loss	$(627,350)	$(624,802)	$(1,412,970)	$(1,029,019)
Loss per Share	$(0.04)	$(0.04)	$(0.08)	$(0.06)
Average Shares Outstanding	17,115,754	16,965,479	17,066,303	16,953,117

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares Outstanding	Retained Deficit	Common Stock	Additional Paid-in Capital	Total Equity

Balance, January 1, 2006	17,015,754	$(10,984,315)	$1,701	$12,831,414	$1,848,800

Net loss	-	(1,412,970)	-	-	(1,412,970)
Stock issued for consulting services	100,000	-	10	134,990	135,000
Stock-based compensation expense				42,958	42,958

Balance, June 30, 2006	17,115,754	$(12,397,285)	$1,711	$13,009,362	$613,788

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended June 30,
	2006	2005

Net Cash Used in Operating Activities	$(58,570)	$(1,443,717)

Net Cash Used In Investing Activities	(94,544)	(111,719)

Net Cash Provided By (Used in) Financing Activities	(278,507)	(616,907)

Increase (Decrease) in Cash and Cash Equivalents	(431,621)	(2,172,343)
Cash and Cash Equivalents - Beginning of Period	436,842	3,660,894
Cash and Cash Equivalents - End of period	$5,221	$1,488,551
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$153,559	$211,391
Cash paid for income taxes	$2,446	$8,216
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of Stock for Frontrunner Acquisition	$-	$101,250
Stock issued for consulting services	$135,000	$-
Stock-based compensation expense	$42,958	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
June 30, 2006 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Capital Growth Systems, Inc. (“Company”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”) and Frontrunner Network Systems Corp. (“Frontrunner”). Except where necessary to distinguish the three entities, we will refer to all three as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2005 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2005.

NOTE 2 - Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $79,894 and $83,148 as of June 30, 2006 and December 31, 2005, respectively.

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the three months ended June 30, 2006 and 2005 were $707,978 and $643,008, respectively.

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

Stock-Based Compensation

At June 30, 2006, the Company has a stock option plan and two separate employee related stock option agreements, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the six month period ended June 30, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

Intangible assets

Intangible assets represent purchased customer lists with respect to our acquisition of Frontrunner. The intangible assets are carried at cost less accumulated amortization. We amortize intangible assets over the expected benefits of the list over the estimated useful life. The estimated useful life on this identifiable intangible asset is 7 years. The Company monitors the balance and related accumulated amortization of the intangible assets quarterly in regards to impairment. Based on our analysis, no provision for impairment was made as of June 30, 2006. Total amortization of the customer lists was $283,223 and $307,104 for the six months ending June 30, 2006 and 2005 respectively. Remaining amortization of the customer list for the year ended December 31, 2006 and amortization for future years is expected to be as follows:

2006	$273,785
2007	529,160
2008	502,704
2009	477,568
2010	453,688
2011	292,206

Total cost and accumulated amortization for the customer list is as follows:

	June 30, 2006	December 31, 2005
Customer list costs	$3,615,358	$3,615,358
Accumulated amortization	(1,086,247)	(803,024)

Customer list, net	$2,529,111	$2,812,334

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

Going Concern

As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $6.1 million. Included in the current liabilities is $3.7 million of current maturities of long-term debt, including a $2.8 million demand note payable to Harris Bank. Frontrunner and Harris have been in negotiations to extend the due date of this demand note. On June 13, 2006, Frontrunner received notice that Harris Bank issued to Frontrunner a demand for payment of the Demand Note no later than July 12, 2006. We have been in discussions with the Harris Bank to extend the payment date of such demand note until August 31, 2006. However, no final agreement to extension has been reached. This debt reflects pre-existing balances from the acquisition of Frontrunner during 2004. There was essentially no cash on hand at June 30, 2006. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $1.4 million for the six months ended June 30, 2006. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. Only $59 thousand of cash was utilized for operating activities during the six months ended June 30, 2006. However, net losses were funded by delaying payments to some vendors, increasing accounts payable by $1.2 million since December 31, 2005.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the six months ended June 30, 2006, the Company’s revenues were relatively flat but the loss increased from $1.0 million to $1.4 million for the six month period ended June 30, 2006. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased for the six months ended June 30, 2006 and have had several headcount reductions during the year. Both companies continue to be vigilant on operating expenses.

The Company is in the process of raising additional funds through bridge financing and new equity capital. These funds would be utilized in part to fund recently announced intentions to acquire Global Capacity Group, LLC, 20-20 Technologies, Inc. (and its affiliates) and Cirond, Inc. Additionally, the capital raised would fund working capital needs, reduce debt, specifically, the Harris note payable, and provide additional funding for additional acquisitions. Through August 14, 2006, the Company has raised $916 thousand in bridge loans of which $461 is convertible into stock of the Company. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	Dec 31, 2005
Equipment	$1,396,266	$1,459,357
Work in process	768,436	718,512
Gross Inventory	2,164,702	2,177,869
Less: Inventory reserve	(683,063)	(639,961)
Net inventory	$1,481,639	$1,537,908

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of June 30, 2006, we have issued and outstanding 1,524,557 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to June 30, 2006:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
January 1, 2006	1,524,557	0.95 - 1.35	$1.34
Granted	-	-	-
Terminated	-	-	-
June 30, 2006	1,524,557	0.95 - 1.35	$1.34

Vested Shares:
Vested, June 30, 2006	1,009,317	$0.95 - 1.35	$1.34

Tom Hudson Option Agreement

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, the Corporation granted its new CEO, Mr.Thomas G. Hudson, the option to acquire shares of common stock of the Company equal to 1,496,993 at a strike price equal to the closing price of the Company’s common stock as of that date ($.70 per share). In accordance with the terms of this option agreement (i) 25% of the Employee Options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 374,248 of stock options were vested under this plan.

Performance Option Agreement

Mr. Hudson’s employment agreement provided for a Performance Option Agreement, which provides for a grant of an option to acquire 2,993,985 shares of the Company’s common stock for a strike price equal to per share common stock price of the next equity financing which is expected to be completed during 2006. The Performance Option Plan is designed to deliver and attain certain revenue objectives. Portions of the performance options shall vest on the following basis:  upon each realization by the Company of an incremental $2.0 million of third party service and/or maintenance revenue from new customers, with gross margins in excess of 35%, pursuant to an agreement of one year or more, Mr. Hudson shall vest, incrementally, in 199,599 option shares of the total number of Performance Options, up to a total of such available Performance Options.  Notwithstanding, Mr. Hudson shall have authority, subject to the Board approval, to direct the allocation of such performance options to other Company executives. As of June 30, 2006, no options have vested.

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

The weighted-average fair value of stock-based compensation to our employees is based on the single option value approach. We have estimated that no forfeitures of stock will take place, and it is assumed that no dividends will be declared. The weighted-average fair-value calculations are based on the following assumptions:

	Six months Ended June 30,
	2006	2005
Dividend yield	0%	0%
Estimated life (in years)	5.0	5.0
Expected volatility	100%	N/A
Risk-free interest rate	5.17%	3.85%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

	Six months ended June 30,
	2006	2005
Reported net loss	$(1,412,970)	$(1,029,019)
Employee stock-based compensation included in reported net loss	42,948
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	(42,958)	(29,309)
Pro forma net loss	$(1,412,970)	$(1,058,328)

Loss Per Share:
As reported	$(0.08)	$(0.06)
Pro forma	$(0.08)	$(0.06)

NOTE 5 - Property and Equipment

Property and equipment at June 30, 2006 and December 31, 2005 consists of the following:

	June 30, 2006	Dec. 31, 2005
Furniture & fixtures	$166,952	$165,702
Computer equipment	948,210	921,611
Leasehold improvements	130,493	88,154
Machinery & equipment	288,324	285,946
	1,533,979	1,461,413
Accumulated depreciation	(627,951)	(514,210)
Net property and equipment	$906,028	$947,203

Depreciation and amortization of property and equipment were $117,072 and $119,136 for the six months ended June 30, 2006 and 2005 respectively.

NOTE 6 - Debt

Debt as of June 30, 2006 and December 31, 2005 consist of the following:

	June 30, 2006	December 31, 2005
Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 8.25% at June 30, 2006, until the loan is paid in full. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate related party entity and three individuals (one of which is a related party).	$2,830,000	$3,155,000

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Secured by certain assets of Frontrunner. Interest on the note is fixed at 7.25%.	1,006,042	1,112,591

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of March 31, 2006, Frontrunner was in default under the terms of the agreement.	132,017	178,070

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	40,007	87,926

Unsecured note payable to related party creditor, unsecured, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The Company is in default under the terms of this note.	85,143	96,976

Unsecured installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	-	36,153

Unsecured term note to individual creditor, payable June 30, 2006, including all accrued interest at 14%. The Company is in default under the terms of this note.	100,000	-

Unsecured term note, payable to Momentum Capital, a related party, due June 30, 2006, including all accrued interest at 7.5%. The Company is in default under the terms of this note.	100,000	-

Various unsecured bridge advances, payable upon demand, including all accrued interest at 7.5% - 14.0%.	95,000	-

Total debt	4,388,209	4,666,716
Less: current maturities	3,674,690	3,815,337
Long term portion	$713,519	$851,379

As of June 30, 2006, the Company is in default on two of the loan agreements. The Company is in arrears on the total Global Crossing note and the unsecured note payable to a related party creditor. There have been no adverse actions from these creditors concerning the arrearage amount.

The weighted-average interest rate on the debt listed above is 8.9% as of June 30, 2006.

The aggregate principal re-payments of long term debt as of June 30, 2006 are as follows:

2006	$3,674,690
2007	291,126
2008	312,948
2009	109,445

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

The Company currently has a $85,143 unsecured note payable to an entity that includes one of our board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan. Additionally, the company has a $100,000 unsecured note payable to Momentum Capital, LLC, whose principals are comprised of our prior co-CEO’s, each of which are still senior executives of the Company. One of these senior executives provided an additionally $30,000 demand note to the Company on June 14, 2006.

NOTE 8 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the year ended December 31, 2005 is as follows:

	June 30, 2006	June 30, 2005
Beginning balance	$191,624	$115,030
Additional warranties issued	157,261	164,302
Claims paid	(129,593)	(98,448)
Revisions in estimates	(53,680)	(2,966)
Balance, end of period	$165,612	$177,918

NOTE 9 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the Company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of June 30, 2006 or December 31, 2005.

During 2005 the Company became aware of additional contingent liabilities for Frontrunner that related to periods prior to the acquisition date of Frontrunner. The majority of these contingent liabilities were associated with potential prevailing wage laws for state work in the state of New York. The total amount of this potential liability is approximately $405 thousand of which approximately $317 thousand related to periods prior to the acquisition of Frontrunner. The amount of the liability related to pre acquisition periods was recorded as an adjustment to goodwill with the difference recorded in earnings prospectively. An additional $95 thousand of contingent liabilities were identified that related to prior periods. The majority of these liabilities related to costs to remove fiber optic cable from rented utility poles in New York. These liabilities also related to periods prior to the acquisition date of Frontrunner and were recorded as an adjustment to goodwill.

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

Results of Operation:

Three months ended June 30, 2006.

	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$3,253,935	$399,630	$-	$3,653,565
Gross margin	1,639,253	198,438	-	1,837,691
Expenses	1,605,220	458,074	279,343	2,342,637
Operating income (loss)	34,033	(259,636)	(279,343)	(504,946)
Interest expense (income)	99,464	-	7,940	107,404
Loss before taxes	(65,431)	(259,636)	(287,283)	(612,350)
Depreciation / amortization	179,998	24,878	-	204,876

Three months ended June 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$3,221,216	$256,884	$-	$3,478,100
Gross margin	1,679,838	120,419	-	1,800,257
Expenses	1,609,061	450,009	258,953	2,318,023
Operating income (loss)	70,777	(329,590)	(258,953)	(517,766)
Interest expense (income)	101,933	(9,897)	-	92,036
Loss before taxes	(31,156)	(319,693)	(258,953)	(609,802)
Depreciation / amortization	196,271	21,345	-	217,616

Six months ended June 30, 2006.

	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$6,730,069	$786,392	$-	$7,516,461
Gross margin	3,264,986	412,885	-	3,677,871
Expenses	3,250,588	939,567	661,024	4,851,179
Operating income (loss)	14,398	(526,682)	(661,024)	(1,173,308)
Interest expense (income)	199,973	(44)	9,582	209,511
Loss before taxes	(185,575)	(526,638)	(670,606)	(1,382,819)
Depreciation / amortization	361,125	47,039	-	408,164
Capital expenditures	22,850	53,049	-	75,899

Six months ended June 30, 2005.

	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$6,948,778	$584,068	$-	$7,532,846
Gross margin	3,436,870	276,479	-	3,713,349
Expenses	3,199,321	875,613	468,186	4,543,120
Operating income (loss)	237,549	(599,134)	(468,186)	(829,771)
Interest expense (income)	202,555	(26,523)	-	176,032
Loss before taxes	34,994	(572,611)	(468,186)	1,005,803)
Depreciation / amortization	393,386	41,152	-	434,538
Capital expenditures	98,944	41,042	-	139,986

Segment assets as of June 30, 2006.

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$3,073,720	$2,718,920	$(1,432,481)	$4,360,159
Intangibles & goodwill	6,494,654	-	-	6,494,654
Total assets	$9,568,374	$2,718,920	$(1,432,981)	$10,854,813

Segment assets as of December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$2,926,847	$2,693,263	$(1,263,777)	$4,356,333
Intangibles & Goodwill	6,777,877	-	-	6,777,877
Total assets	$9,704,724	$2,693,263	$(1,263,777)	$11,134,210

NOTE 11 - Subsequent Event

Subsequent to June 30, 2006, the Company announced letters of intent to acquire three additional companies. One of these targets has $3.1 million of secured notes which are collateralized by all of the assets of such company. The most significant asset of this company that we intend on acquiring is a supply chain pricing software and database software system. Although the Company has signed a business development and licensing agreement with this company, we believe that this software may be paramount to our acquisition strategy and the Company believes that it is crucial to protect the availability of this software. Accordingly, the Company has obligated itself to purchase $1.6 million of this secured debt and expects to obligate itself to purchase the remaining balance of this secured debt prior to the acquisition. However, there can be no assurance that the acquisition will be completed.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

As of June 30, 2006, the Company’s current liabilities exceeded its current assets by $6.1 million. Included in the current liabilities is $3.7 million of current maturities of long-term debt, including a $2.8 million demand note payable to Harris Bank. Frontrunner and Harris have been in negotiations to extend the due date of this demand note. On June 13, 2006, Frontrunner received notice that Harris Bank issued to Frontrunner a demand for payment of the Demand Note no later than July 12, 2006. We have been in discussions with the Harris Bank to extend the payment date of such demand note until August 31, 2006. However, no final agreement to extension has been reached. The majority of this debt reflects pre-existing balances from the acquisition of Frontrunner during 2004. There was essentially no cash on hand at June 30, 2006. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $1.4 million for the six months ended June 30, 2006. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. Only $59 thousand of cash was utilized for operating activities during the six months ended June 30, 2006. However, net losses were funded by delaying payments to some vendors, increasing accounts payable by $1.2 million since December 31, 2005.

The Company’s net working capital deficiency, status of the demand note, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the six months ended June 30, 2006, the Company’s revenues were relatively flat but the loss increased from $1.0 million to $1.4 million. Included in the current year loss is $43 thousand of stock based compensation, compared to none during 2005. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased during the since months ended June 30, 2006 and have had several headcount reductions during the year. Both companies continue to be vigilant on operating expenses.

The Company is in the process of raising additional funds through bridge financing and new equity capital. These funds would be utilized to fund recently announced intentions to acquire Global Capacity Group, LLC, 20-20 Technologies, Inc. and Cirond, Inc. Additionally, the capital raised will fund working capital needs, reduce debt, specifically, the Harris notes payable, and provide additional funding for additional acquisitions. Through August 14, 2006, the Company has raised $916 thousand in bridge loans of which $461 is convertible into stock of the Company. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

We presently have approximately 90 full time employees between Nexvu and Frontrunner. We do not anticipate that this number will increase significantly in the near future, except for through acquisitions. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Three months ended June 30, 2006 compared to 2005

Revenues for the three month period ended June 30, 2006 were heavily influenced by Frontrunner. Frontrunner is nearly 90% of the consolidated revenue. Total revenues from Frontrunner were $3.3 million, representing a 1% increase to the prior year comparable period. Revenues for Frontrunner are generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 43% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 57% of the total Frontrunner revenues. Installation revenues increased 12% to the prior year with managed services and maintenance revenues declining 6%. This decrease reflects the decline in the base of customers with maintenance contracts that occurred during 2005. The Nexvu revenues for the three month period ended June 30, 2006 were approximately $400 thousand representing a 56% increase compared to the prior year. The Nexvu sales are comprised primarily of consulting services and sales of our software product. Consulting services experienced a 99% increase in revenues and resulted in the majority of the increase in the Nexvu revenues, with sales of Nexvu’s software product and related maintenance actually decreasing 52%. The percentage of total revenue for Nexvu was 91% for consulting services and 9% for product sales and related maintenance.

Our consolidated gross margin rate was 49.7% compared to 51.8% last year. Gross margins for Frontrunner were 50% compared to 52% for the prior year. The managed services and maintenance revenues had a 50% gross margin rate, an increase of 5% from last year of 45%. Gross margin on installation revenues were 24% comparing unfavorably to the 38% achieved last year. There is significant competition in this market and margin rates will continue to be pressured. The Nexvu gross margin rates were 50% for the three month period ended June 30, 2006, increasing from the 47% attained last year. Gross margin includes outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	June 30, 2006	June 30, 2005
Compensation	$1,410,509	$1,316,015
Travel and entertainment	60,415	71,130
Occupancy	147,914	124,123
Professional services	203,999	235,359
Insurance	78,482	78,382
Depreciation and amortization	204,876	217,616
Other operating expenses	236,442	275,398
Total operating expenses	$2,342,637	$2,318,023

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in the compensation expense is primarily the result of $30 thousand of stock compensation incurred during the 2nd quarter of 2006. This expense is primarily the result of stock options issued to the new CEO of the Company. The professional fees are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $141.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $4.4 million of debt. The debt has a weighted average interest rate of 8.9% compared to 6.2% during the same quarter last year. This increase in the average interest rate is primarily the result of higher prime interest rates, which correlate to the interest costs of Frontrunner’s largest lender, Harris Bank. However debt levels have fallen from $5.4 million at June 30, 2005 to the current level of $4.4 million, resulting in an overall decrease in interest expense.

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

Six months ended June 30, 2006 compared to 2005

Revenues for the six month period ended June 30, 2006 were heavily influenced by Frontrunner. Frontrunner is generating 90% of the Company’s consolidated revenue. Total revenues from Frontrunner were $6.7 million, representing a 3% decrease to the prior year comparable period. Revenues for Frontrunner are generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 46% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 54% of the total Frontrunner revenues. Installation revenues increased 2% to the prior year with managed services and maintenance revenues declining 8%. This decrease reflects the decline in the base of customers with maintenance contracts that occurred during 2005. The Nexvu revenues for the six month period ended June 30, 2006 were approximately $786 thousand representing an 35% increase compared to the prior year. The Nexvu sales are comprised primarily of consulting services and sales of our software product. Consulting services experienced a 55% increase in revenues and resulted in the majority of the increase in the Nexvu revenues, with sales of Nexvu’s software product and related maintenance decreasing 25%. The consulting revenues are primarily derived from one customer. The percentage of total revenue for Nexvu was 86% for consulting services and 14% for product sales and related maintenance.

Our consolidated gross margin rate was 48.9% compared to 49.3% last year. Gross margins for Frontrunner were 48.5% compared to 49.5% last year. The managed services and maintenance revenues had a 48% gross margin rate an increase from the 46% attained last year. Gross margin on installation revenues were 28% comparing unfavorably to the 31% achieved last year. There is significant competition in this market and margin rates will continue to be pressured. The Nexvu gross margin rates were 52.5% for the six month period ended June 30, 2006, increasing from the 47.3% attained last year. Gross margin includes outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Six months ended,
	June 30, 2006	June 30, 2005
Compensation	$2,902,805	$2,612,858
Travel and entertainment	112,277	117,423
Occupancy	272,259	252,844
Professional services	542,305	353,695
Insurance	159,853	158,678
Depreciation and amortization	408,164	434,538
Other operating expenses	453,516	613,084
Total operating expenses	$4,851,179	$4,543,120

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in the compensation expense is primarily the result of $43 thousand of stock compensation incurred for the six months ended June 30, 2006. This expense is primarily the result of stock options issued to the new CEO of the Company. Additionally, Frontrunner had a higher level of compensation expense in 2006 compared to 2005; however, they have taken steps to reduce this expense during the 2nd quarter. The professional fees are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as accounting fees. In addition, the Company agreed to issue an additional 100,000 shares of its common stock to two of the guarantors on the Harris demands loan in connection with the continuance of such guarantees. The Company recorded $135 thousand of expense during the six months ended June 30, 2006, with respect to such issuance of shares. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $307.1 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $4.6 million of debt. The debt has a weighted average interest rate of 8.9% compared to 6.2% during the same period last year. This increase in the average interest rate is primarily the result of higher prime interest rates, which correlate to the interest costs of Frontrunner’s largest lender, Harris Bank. However debt levels have fallen from $5.4 million at June 30, 2005 to the current level of $4.4 million, resulting in an overall decrease in interest expense.

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

Liquidity and Capital Resources

Cash utilized in operating activities was only $59 thousand during the six month period ending June 30, 2006 compared to $1.4 million the previous comparable period. Although the cash utilization is favorable, it was attained by delaying payments to vendors, with accounts payable growing during the first six months of the year by $1.2 million. Accounts receivable increased since December 31, 2005 by $525 thousand primarily due to timing of receipts of existing receivables by customers.

The Company did not utilize significant cash for investing activities as $95 thousand was used during the six months ended June 30, 2006. These expenditures were primarily the result of moving our offices for our Nexvu engineering staff to new facilities during the first quarter. This was required as our old lease expired and was not renewed by the landlord. We do not expect to require significant expenditures in the future.

Total cash utilized in financing activities was $279 thousand and represents a $574 reduction in Frontrunner debt during the six month period ended June 30, 2006 partially offset by an additional $295 thousand of debt taken by the Company. Included in the current liabilities is $3.7 million of current maturities of long-term debt, including a $2.8 million demand note payable to Harris Bank. Frontrunner and Harris have been in negotiations to extend the due date of this demand note. On June 13, 2006, Frontrunner received notice that Harris Bank issued to FNS a demand for payment of the Demand Note no later than July 12, 2006. We have been in discussions with the Harris Bank to extend the payment date of such demand note until August 31, 2006. However, no final agreement to extension has been reached.

Through August 14, 2006, the Company has raised $916 thousand in bridge loans. The Company is in the process of raising additional funds through bridge financing and new equity capital. These funds would be utilized to fund recently announced intentions to acquire Global Capacity Group, LLC, 20-20 Technologies, Inc. and Cirond, Inc. Additionally, the capital raised will fund working capital needs, reduce debt, specifically, the Harris notes payable, and provide additional funding for additional acquisitions. However, no assurance can be made that the additional bridge loans and an adequate capital raise can be completed.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of June 30, 2006:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2006	$310,676	$3,674,690	$100,000
2007	187,406	291,126	125,000
2008	190,475	312,948	150,000
2009	137,416	109,445	-
2010 and beyond	149,444	-	-

Total contractual obligations	$975,417	$4,388,209	$375,000

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

Stock-Based Compensation

At June 30, 2006, the Company had a stock option plan and two separate employee related stock option agreements, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the six month period ended June 30, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Inventory

Inventories are stated at lower of cost or market as determined by the first in, first out (FIFO) method. The entire inventory represents balances from Frontrunner as Nexvu has no inventory. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

Off -Balance Sheet Obligations

The Company has no off-balance sheet obligations at June 30, 2006.

Subsequent Events

Subsequent to June 30, 2006, the Company announced letters of intent to acquire three additional companies. One of these targets has $3.1 million of secured notes which are collateralized by all of the assets of such company. The most significant asset of this company that we intend on acquiring is a supply chain pricing software and database software system. Although the Company has signed a business development and licensing agreement with this company, we believe that this software may be paramount to our acquisition strategy and the Company believes that it is crucial to protect the availability of this software. Accordingly, the Company has obligated itself to purchase $1.6 million of this secured debt and expects to obligate itself to purchase the remaining balance of this secured debt prior to the acquisition. However, there can be no assurance that the acquisition will be completed.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of June 30, 2006, and have concluded that, as of June 30, 2006, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

The following sets forth securities sold by us in the quarterly period ended June 30, 2006 without registration under the Securities Act.  Unless otherwise noted, in each case we sold shares of our common stock or warrants to acquire common stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us unless otherwise noted, and purchasing the shares with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On April 1, 2006 we issued a total of 50,000 shares of common stock to John Jellinek in connection with Mr. Jellinek’s delivery of an extension of guaranty with respect to the Harris Bank demand note to our subsidiary, Frontrunner.

On April 1, 2006 we issued a total of 50,000 shares of common stock to Phil Kenney in connection with Mr. Kenney’s delivery of an extension of guaranty with respect to the Harris Bank demand note to our subsidiary, Frontrunner. Mr. Kenney is a member of our board of directors.

On June 28, 2006, pursuant to the terms of an Employee Option Agreement, we issued an option to acquire 1,496,993 of the common stock to Thomas G. Hudson. The options have a strike price equal to $.70. In accordance with the terms of this Employee Option Agreement (i) 25% of the Employee Options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Mr. Hudson is the Chief Executive Officer of the Company.

On June 28, 2006, pursuant to the terms of a Performance Option Agreement, we issued an option to acquire 2,993,985 of common stock to Thomas G. Hudson. The options have a strike price equal to per share common stock price of the next equity financing of the Company which is expected to be completed during 2006. In accordance with the terms of this Performance Option Agreement, portions of the performance options shall vest on the following basis:  upon each realization by the Company of an incremental $2.0 million of third party service and/or maintenance revenue from new customers, with gross margins in excess of 35%, pursuant to an agreement of one year or more, Mr. Hudson shall vest, incrementally, in 199,599 option shares of the total number of Performance Options, up to a total of such available Performance Options. Mr. Hudson is the Chief Executive Officer of the Company.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 34 of this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Chief Executive Officer

By:	/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

Dated: August 21, 2006

EXHIBIT INDEX
Exhibit Number	Description of Document
3.i	Articles of Incorporation of Capital Growth Systems, Inc.(1)
3.ii	By-laws of Capital Growth Systems, Inc.(1)
10.1	Employment Agreement by and between Thomas G. Hudson and the company, dated June 28, 2006. (2)
10.2	Stock Option Agreement by and between Thomas G. Hudson and the Company, dated June 28, 2006. (2)
10.3	Performance Option Agreement by and between Thomas G. Hudson and the Company, dated June 28, 2006.(2)
31.1*	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________
(1)	Incorporated herein by reference to the Form 10-SB filed with the Commission on June 20, 2000 (SEC File No. 0-30831).

(2)	Incorporated herein by reference to the Form 8-K previously filed with the Commission on July 5, 2006 (SEC File No. 0-30831).

(*)	Filed herewith.