Form 10QSB
period 2006-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2006-11-20
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The total number of shares outstanding of the issuer’s common stock, par value $.0001, as of November 17, 2006 is 21,015,069.

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

		Page No.

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

	Interim Consolidated Condensed Balance Sheets as of
	September 30, 2006 [Unaudited] and December 31, 2005 [Audited]	4

	Consolidated Condensed Statements of Operations
	For the three and nine month periods ended September 30, 2006
	and 2005 [Unaudited]	5

	Consolidated Condensed Statement of Shareholders' Equity from
	January 1, 2006 to September 30, 2006 [Unaudited]	6

	Consolidated Condensed Statements of Cash Flows
	For the nine month periods ended September 30, 2006 and 2005 [Unaudited]	7

	Notes to Interim Consolidated Condensed Financial Statements.	8

Item 2.	Management's Discussion and Analysis or
	Plan of Operations.	25

Item 3.	Controls and Procedures.	36

PART II.	OTHER INFORMATION	36

Item 1.	Legal Proceedings	36

Item 2.	Unregistered Sales of Equity
	Securities and Use of Proceeds.	36

Item 3.	Defaults Upon Senior Securities.	37

Item 4.	Submission of Matters to a Vote of Security Holders.	37

Item 5.	Other Information.	37

Item 6.	Exhibits.	37

Signatures		38

Exhibit Index		39

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

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements
(Unaudited)

September 30, 2006

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	(Unaudited)	(Audited)
	September 30, 2006	December 31, 2005
ASSETS:
Current Assets:
Cash	$344,637	$436,842
Accounts receivable, net	1,914,910	1,232,606
Inventories, net	1,197,325	1,537,908
Prepaid expenses	116,402	121,466
Other current assets	11,730	34,987
Total current assets	3,585,004	3,363,809

Fixed assets, net of accumulated depreciation	871,560	947,203
Customer list acquired, net	2,389,859	2,812,334
Goodwill and other intangibles	17,373,365	3,965,543
Other assets	257,041	45,321
Total Assets	$24,476,829	$11,134,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current maturities of debt	$10,686,772	$3,815,337
Accounts payable	2,477,662	536,453
Accrued expenses	2,301,945	1,389,514
Deferred revenues	1,917,645	1,536,369
Advance billings	459,805	964,734
Other current liabilities	162,067	191,624
Total current liabilities	18,005,896	8,434,031

Long-term liabilities
Debt	637,272	851,379
Total Liabilities	18,643,168	9,285,410
Stockholders’ Equity:
Preferred Stock, $.0001 par value, 5,000,000 authorized; 2,651.53 Series B Convertible issued and outstanding as of September 30, 2006	-	-
Common Stock, $.0001 par value, 25,000,000 authorized; 21,015,069 issued and outstanding as of September 30, 2006 and 17,015,754 issued and outstanding as of December 31, 2005, respectively	2,101	1,701
Additional paid-in capital	21,597,829	12,831,414
Retained earnings, (deficit)	(15,763,766)	(10,984,315)
Foreign currency translation adjustment	(2,503)	-
Total Stockholders’ Equity	5,833,661	1,848,800
Total Liabilities and Stockholders’ Equity	$24,476,829	$11,134,210

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2006	2005	2006	2005

Revenue	$3,333,389	$4,547,244	$10,849,850	$12,080,090
Cost of Goods Sold	1,732,882	2,631,914	5,571,472	6,451,411
Gross Margin	1,600,507	1,915,330	5,278,378	5,628,679
Operating Expenses:
Compensation	2,583,050	1,262,544	5,485,855	3,875,402
Other operating expenses	1,547,532	942,996	3,495,906	2,873,258

Total Operating Expenses	4,130,582	2,205,540	8,981,761	6,748,660
Operating Loss	(2,530,075)	(290,210)	(3,703,383)	(1,119,981)
Interest expense (income)	821,406	85,686	1,030,917	261,718
Net Loss Before Income Taxes	(3,351,481)	(375,896)	(4,734,300)	(1,381,699)
Income taxes	15,000	15,000	45,151	38,216
Net Loss	$(3,366,481)	$(390,896)	$(4,779,451)	$(1,419,915)
Loss per Share	$(0.18)	$(0.02)	$(0.27)	$(0.08)
Average Shares Outstanding	19,065,412	17,015,754	17,737,537	16,974,148

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares Outstanding	Series B Convertible Preferred Stock	Retained Deficit	Common Stock	Preferred Stock	Foreign Currency Translation Adjustment	Additional Paid-in Capital	Total Equity

Balance, January 1, 2006	17,015,754	-	$(10,984,315)	$1,701	$-	$-	$12,831,414	$1,848,800

Net loss	-		(4,779,451)	-		-	-	(4,779,451)
Stock issued for consulting services	100,000		-	10		-	134,990	135,000
Stock issued for acquisition of 20/20	3,899,315	2,651.53		390	-	-	5,302,678	5,303,068
Stock-based compensation expense						-	549,814	549,814
Stock warrants issued to employees							845,266	845,266
Stock warrants issued for consulting							45,691	45,691
Stock warrants issued for debt issuance							1,887,976	1,887,976
Foreign currency translation adjustment			-	-		(2,503)	-	(2,503)

Balance, September 30, 2006	21,015,069	2,651.53	($15,763,766)	$2,101	$0	($2,503)	$21,597,829	$5,833,661

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended Sept. 30,
	2006	2005
Net Cash Used in Operating Activities	$(1,233,993)	$(1,706,838)

Net Cash Used In Investing Activities	(260,361)	(34,281)

Net Cash Provided By (Used in) Financing Activities	1,402,149	(962,650)
Increase (Decrease) in Cash and Cash Equivalents	(92,205)	(2,703,769)
Cash and Cash Equivalents - Beginning of Period	436,842	3,660,894
Cash and Cash Equivalents - End of period	$344,637	$957,125
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$283,136	$304,240
Cash paid for income taxes	$2,446	$8,216
NONCASH INVESTING AND FINANCING ACTIVITIES:
Issuance of stock for acquisitions	$5,303,068	$101,250
Stock issued for consulting services	$135,000	$-
Stock-based compensation expense	$1,395,080	$-
Stock warrants issued for consulting services	$45,691	$-
Issuance of stock warrants for debt issuance	$1,887,976	$-

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes to Interim Consolidated Condensed Financial Statements
September 30, 2006 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying unaudited consolidated condensed financial statements include the accounts of Capital Growth Systems, Inc. (“Company”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”), Frontrunner Network Systems Corp. (“Frontrunner”) and 20/20 Technologies, Inc. and its wholly-owned subsidiary Magenta netLogic Limited (“20/20”). Except where necessary to distinguish the three entities, we will refer to all companies as the “Company.” All significant intercompany transactions and balances have been eliminated in consolidation.

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

Acquisition of 20/20

On September 8, 2006, the Company acquired, via merger of a wholly-owned subsidiary of the Company, all of the capital stock of 20/20 in exchange for certain cash and stock consideration. The results of 20/20’s operations have been included in the consolidated financial statements since the acquisition date. 20/20 provides a global telecom procurement system that has the functionality to provide local pricing and delivery capability in more than 100 countries around the world. With this acquisition, the Company believes it now has the database to find the rules, pricing, physical location data of competing networks and a proprietary algorithm that links the databases to efficiently receive firm and deliverable pricing.

The aggregate consideration paid to 20/20 in connection with the merger, was $13,000,000, comprised of secured debt in the amount of $3,559,416, the assumption of additional indebtedness in the amount $4,137,516, and stock valued at $5,303,068 and comprised of 3,899,315 shares of our Common Stock and 2,651.53 shares of our Series B Preferred Stock. The Series B Preferred Stock, by its terms will automatically convert into an additional 3,899,315 shares of Common Stock upon the filing of the Charter Amendment authorizing the issuance of not less than 50,000,000 shares of Common Stock. The aggregate consideration to be paid is subject to a net asset adjustment with respect to 20/20 which is anticipated to be completed prior to year end. This adjustment will be based upon a reconciliation of the outstanding indebtedness of 20/20 as of the closing date and the outstanding cash and receivables as of the closing date (with an adjustment in the share issuance up or down to the extent the net indebtedness of 20/20 was greater or less than the amounts specified above). A portion of the Common Stock and Series B Preferred Stock have been held back as security in connection with certain indemnification obligations of 20/20 and its stockholders.

The following table summarizes the tentative fair values of the assets acquired and liabilities assumed at the date of acquisition of 20/20. The Company is in the process of calculating a valuation of the proprietary software, and obtaining third party verification of the valuation; thus, the allocation of the purchase price is subject to refinement. The resulting goodwill arises from the Company’s perception of the value of the potential for growing its revenues with the 20/20 proprietary software. Additionally, the existing infrastructure at Frontrunner, with their Network Operating Center (NOC), should enable 20/20 to expand the sales opportunities for 20/20’s existing product.

At Sept. 8, 2006
Current assets	$130,111
Property & equipment	9,904
Other asset	4,675
Proprietary software acquired	-
Goodwill	13,407,823
Total assets acquired	13,552,513

Liabilities, excluding debt	1,442,550
Debt	6,806,895
Total liabilities assumed	8,249,445
Net assets acquired	$5,303,068

The following unaudited proforma information presents the results of operations of the Company as if the acquisition had taken place at the beginning of the applicable period:

	Three months ended September 30, 2006	Twelve months ended December 31, 2005
Net sales	$12,303,152	$17,640,265
Net loss	$(6,065,152)	$(7,477,969)
Loss per share	$(.24)	$(.30)

NOTE 2 - Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $91,698 and $83,148 as of September 30, 2006 and December 31, 2005, respectively.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services. Additionally, with the acquisition of 20/20, revenue is also derived from the licensing of its information database as well as consulting services associated with analyzing and optimizing data networks (to reduce cost and enhance reliability of the networks).

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

Research and Development

The Company accounts for research and development costs in accordance with the SFAS No. 2 “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestones are achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total research and development costs incurred during the three months ended September 30, 2006 and 2005 were $1,020,381 and $957,503, respectively.

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

Stock-Based Compensation

At September 30, 2006, the Company has a stock option plan and separate employee related stock option agreements, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for those plans and agreements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the nine month period ended September 30, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

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

Intangible assets

Intangible assets represent purchased customer lists with respect to our acquisition of Frontrunner. The intangible assets are carried at cost less accumulated amortization. We amortize intangible assets over the expected benefits of the list over the estimated useful life. The estimated useful life on this identifiable intangible asset is 7 years. The Company monitors the balance and related accumulated amortization of the intangible assets quarterly in regards to impairment. Based on our analysis, no provision for impairment was made as of September 30, 2006. Total amortization of the customer lists was $377,632 and $409,472 for the nine months ending September 30, 2006 and 2005 respectively. Remaining amortization of the customer list for the year ended December 31, 2006 and amortization for future years is expected to be as follows:

2006	$134,533
2007	529,160
2008	502,704
2009	477,568
2010	453,688
2011	292,206

Total cost and accumulated amortization for the customer list is as follows:

	September 30, 2006	December 31, 2005
Customer list costs	$3,615,358	$3,615,358
Accumulated amortization	(1,225,499)	(803,024)

Customer list, net	$2,389,859	$2,812,334

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

Going Concern

As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $14.4 million. Included in the current liabilities is $10.7 million of current maturities of long-term debt, including a $2.8 million demand note payable by Frontrunner to Harris Bank. Frontrunner and Harris have been in negotiations to extend the due date of this demand note past November 30, 2006. However, no final agreement to extension has been reached. This debt reflects pre-existing balances from the acquisition of Frontrunner during 2004. There was $344,637 of cash on hand at September 30, 2006. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $4.8 million for the nine months ended September 30, 2006. Included in the operating losses is $2.5 million of non cash expenses, including depreciation and amortization, stock based compensation, consulting services expensed through the issuance of stock warrants and additional expense on warrants issued in relation to new debt. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. For the nine months ended September 30, 2006, $1.2 million of cash was utilized for operating activities, with substantially all of this cash derived to fund the losses.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2006, the Company’s revenues decreased $1.2 million or 10%. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased for the nine months ended September 30, 2006, and Frontrunner has made several headcount reductions during the year. Both companies continue to be vigilant on operating expenses.

The Company is in the process of raising additional funds through bridge financing and new equity capital. These funds would be utilized in part to fund recently announced intentions to acquire Global Capacity Group, LLC and to pursue additional acquisition targets. Additionally, the capital raised would fund working capital needs, reduce debt, specifically, the Harris note payable, the outstanding secured bridge notes and unsecured debt related to the acquisition of 20/20. Through November 9, 2006, the Company has raised approximately $6 million in secured bridge notes (of which $5.5 million was raised as of September 30, 2006), all of which is convertible into Common Stock of the Company. However, no assurance can be made that either additional bridge loans or an adequate capital raise can be completed.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 3 - Inventories

Inventories as of September 30, 2006 and December 31, 2005 consist of the following:

	Sept. 30, 2006	Dec. 31,2005
Equipment	$1,314,360	$1,459,357
Work in process	467,562	718,512
Gross Inventory	1,781,922	2,177,869
Less: Inventory reserve	(584,597)	(639,961)
Net inventory	$1,197,325	$1,537,908

Inventories are stated at lower of cost or market as determined by the First-in, First-out (FIFO) method. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Employee Benefit Plans

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of September 30, 2006, we have issued and outstanding 1,524,557 restricted shares under the plan, net of forfeitures.

The following table summarizes the activity under the stock option plan from inception to September 30, 2006:

	Number of Shares	Price Per Share	Weighted Average Price per Share
Options Outstanding:
January 1, 2006	1,524,557	0.95 - 1.35	$1.34
Granted	-	-	-
Terminated	-	-	-
September 30, 2006	1,524,557	0.95 - 1.35	$1.34

Vested Shares:
Vested, September 30, 2006	1,036,228	$0.95 - 1.35	$1.34

Executive Stock Option Agreement

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, as amended, the Company granted its new CEO, Mr.Thomas G. Hudson, an option to acquire shares of common stock of the Company equal to 1,496,993 at a strike price equal to the closing price of the Company’s common stock as of that date ($.70 per share). On September 8, 2006, the Company amended this option agreement and increased the option shares by 303,007 shares, also at an excercise price of $.70 per share. Additionally in conjunction with the acquisition of 20/20, two senior executives were each granted 1,500,000 options to acquire common stock of the Company at $.70 per share. In accordance with the terms of each of these option agreements (i) 25% of such options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 1,200,000 of stock options are vested under these three agreements, as amended.

Performance Option Agreement

Under employment agreements with three newly hired senior executives of the Company, 3,000,000 options to acquire common stock of the Company at $.70 were issued during 2006, subject to vesting restrictions. These performance option agreements are designed to deliver and attain certain revenue objectives and will vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. As of September 30, 2006, no options have vested under this plan.

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

	Nine months Ended Sept. 30,
	2006	2005

Dividend yield	0%	0%
Estimated life (in years)	5.0	5.0
Expected volatility	100%	N/A
Risk-free interest rate	5.17%	3.85%

For pro-forma purposes, the estimated fair value of stock-based compensation awards to employees is amortized using the straight-line method over the vesting period of the options.

	Nine months ended September 30,
	2006	2005
Reported net loss	$(4,779,451)	$(1,419,915)
Employee stock-based compensation included in reported net loss	1,395,080	-
Employee stock-based compensation as calculated under the fair value method (SFAS No. 123)	(1,395,080)	46,178
Pro forma net loss	$(4,779,451)	$(1,466,093)

Loss Per Share:
As reported	$(0.27)	$(0.08)
Pro forma	$(0.27)	$(0.09)

NOTE 5 - Property and Equipment

Property and equipment at September 30, 2006 and December 31, 2005 consists of the following:

	Sept. 30, 2006	Dec. 31, 2005
Furniture & fixtures	$170,194	$165,702
Computer equipment	954,872	921,611
Leasehold improvements	130,493	88,154
Machinery & equipment	303,596	285,946
	1,559,155	1,461,413
Accumulated depreciation	(687,595)	(514,210)
Net property and equipment	$871,560	$947,203

Depreciation and amortization of property and equipment were $176,718 and $179,025 for the nine months ended September 30, 2006 and 2005 respectively.

NOTE 6 - Debt

Debt as of September 30, 2006 and December 31, 2005 consist of the following:

	September 30, 2006	December 31, 2005
Secured short term note payable to various parties, bearing interest at 18%, secured by all of the assets of 20/20 and Nexvu, due 120 days from issuance. The Company issued 4,791,875 stock warrants to purchase the common stock (or equivalent) of the Company. These stock warrants allow the holder to purchase shares of the common stock at an exercise price between $.45 and $.70 per share. Using the Black-Scholes model, the Company estimated the fair value of the warrants and allocated 1,554,219 of the $5,582,367 proceeds to the warrants, which was recorded as a discount on the secured notes payable. As of September 30, 2006, $1,256,327 was unamortized on this discount.
	$4,326,040	$-

Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 8.25% at June 30, 2006, until the loan is paid in full. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate related party entity and three individuals (one of which is a related party).	2,805,943	3,155,000

Unsecured note payable to various creditors of 20/20, past due, bearing interest rates between 8% and 16%. All notes are in default	1,610,000	-

Unsecured note payable to various creditors with interest rates at HSBC plus 4%, principal payments commencing in January 2007, maturing December 2008.	1,257,992	-

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Secured by certain assets of Frontrunner. Interest on the note is fixed at 7.25%.	918,462	1,112,591

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of March 31, 2006, Frontrunner was in default under the terms of the agreement.	134,589	178,070

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	20,431	87,926

	September 30, 2006	December 31, 2005

Unsecured note payable to related party creditor, unsecured, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The Company is in default under the terms of this note.	85,143	96,976

Unsecured installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principle and imputed interest and penalties at 16.67%.	-	36,153

Various unsecured loans from employees of Magenta netLogic, bearing interest at 8.43%, due upon demand	165,444	-

Total debt	11,324,044	4,666,716
Less: current maturities	10,686,772	3,815,337
Long term portion	$637,272	$851,379

As of September 30, 2006, the Company is in default on several of the loan agreements. The Company is in arrears on the total Global Crossing note and the unsecured note payable to a related party creditor. There have been no adverse actions from these creditors concerning the arrearage amount.

The weighted-average interest rate on the debt listed above is 15.0% as of September 30, 2006.

The aggregate principal re-payments of long term debt for the remainder of 2006 and annual thereafter are as follows:

2006	$5,097,314
2007	6,507,798
2008	947,651
2009	27,608

NOTE 7 - Transactions with Related Parties

On March 31, 2004, the Company issued warrants to purchase 250,000 shares of common stock to two Board members in connection with advisory service agreements with each of these individuals. These two board members had previously acted in the capacity of interim CEO’s of the Company but our now acting in a capacity of senior officers of the Company. All warrants have an exercise price of $1.35 per share and are exercisable on or before March 31, 2007.

The Company currently has an $85,143 unsecured note payable to an entity that includes one of our board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan.

 During the year, the Company had a $100,000 unsecured note payable to Momentum Capital, LLC, whose principals are comprised of our prior co-CEO’s, each of which are still senior executives of the Company. One of these senior executives provided an additionally $30,000 demand note to the Company on June 14, 2006. The Company issued a total of 40,700 stock warrants to these individuals during the 3rd quarter at an exercise price of .$.70 per share in conjunction with these loans. The notes payable was repaid during the 3rd quarter.

Additionally, one of our board members and prior co-CEO’s provided numerous short term bridge notes during the year. Each of these notes were repaid. The Company issued 150,000 warrants to this individual during the 3rd quarter at an exercise price of $.50 per share in conjunction with these loans.

As part of the acquisition of 20/20, two members of our board, one of which is now acting as a senior executive of our Company, had preferred stock of 20/20 converted into the equivalent of 2,142,266 shares of the Company’s common stock.

Three board members, two of which are senior officers of the Company, have lent a total of $417,630, plus accrued interest, to the Company as part of the short term secured financings completed by the Company during the quarter ended September 30, 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short term note payables of the Company. The loans bear interest at a rate of 18% and mature on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of common stock of the Company at an exercise price of $.50 per share. These warrants expire on August 24, 2009. Additionally, the Chairman of our board had a total of $520,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20 a portion of this secured debt was paid to this individual totaling $231,100 of principal balance and $28,888 of accrued interest.

One board member, who also serves as our Chief Executive Officer, has a $250,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20.

During the quarter ended September 30, 2006, the board issued a total of 2,330,000 of stock warrants at an exercise price of $.70 per share to board members and several members of the senior management in conjunction with past services to the Company. These warrants all have a five year life and expire on September 14, 2011.

In connection with the acquisition of 20/20, the Chairman of our board was issued 90,000 stock warrants at an exercise price of $.50 per share in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of the Company. These warrants expire on August 24, 2011.

As part of several short term bridge financings with the Company during the fiscal year, the Company issued a total of 216,400 stock warrants to three board members and one entity controlled by two members of senior management. These stock warrants have an exercise price of $.70 per share and expire on December 31, 2011. All of these short term bridge financings had been repaid by September 30, 2006.

Three senior executives of the Company, Thomas G. Hudson, Patrick C. Shutt and George King, entered into employment agreements with the Company. The terms of each agreement are for two years and provide for base salaries of $240,000 to Mr. Hudson and $200,000 to each of Mr. Shutt and Mr. King. Additionally Mr. Hudson’s contract provides for the opportunity to attain an annual performance bonus of up to 200% of Mr. Hudson’s salary as determined by the Board. Mr. Hudson has been granted 1,800,000 executive stock options and 1,000,000 performance stock options under his employment contract and related option agreements, allowing him to purchase common stock of the Company at $.70 per share. The agreement provides for customary severance and an acceleration of unvested Executive and Performance options in the event that the Company terminates Mr. Hudson’s employment without cause or if Mr. Hudson terminates for “good reason.” The contracts of Mr. Shutt and Mr. King are similar to Mr. Hudson’s except that 1,500,000 executive stock options were granted to each individual to purchase common stock of the Company at $.70 per share. Additionally each of the individuals will also have the possibility of an annual performance bonus as determined by the Board.

NOTE 8 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the nine months ended September 30, 2006 and 2005, respectively are as follows:

	Sept. 30, 2006	Sept. 30, 2005
Beginning balance	$191,624	$115,030
Additional warranties issued	244,685	258,225
Claims paid	(214,470)	(177,361)
Revisions in estimates	(59,772)	4,172
Balance, end of period	$162,067	$200,066

NOTE 9 - Stock Warrants

The Company has issued stock warrants to various entities and individuals. During the 3rd quarter, the Company issued 7,420,641 of stock warrants with exercise prices ranging from $.45 - $.70 per share. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price
Bridge lenders to Nexvu	1/28/2004	12/31/2006	638,889	$1.35
Advisory services	3/31/2004	3/31/2007	500,000	1.35
Separation agreement	1/28/2004	12/31/2006	162,500	1.35
Preliminary bridge notes	9/8/2006	12/31/2011	678,766	.50 - .70
Secured bridge notes	9/8/2006	9/8/2011	2,250,000.45
Inducement agreements	9/8/2006	12/31/2011	2,061,875.45
Board and executive warrants	9/14/2008	9/14/2011	2,330,000.70
Consulting Services	9/14/2006	9/14/2011	100,000.70

Total stock warrants outstanding			8,722,030	$.68

All of the stock warrants are exercisable and have a weighted average life of 4.3 years. Certain of the stock warrants were issued as Series A Preferred Stock Options. These warrants shall be converted to warrants to acquire Common Stock of the Company, upon the authorization of additional shares of common stock.

NOTE 10 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the Company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of September 30, 2006 or December 31, 2005.

During 2005, the Company became aware of additional contingent liabilities for Frontrunner that related to periods prior to the acquisition date of Frontrunner. The majority of these contingent liabilities were associated with potential prevailing wage laws for state work in the state of New York. The total amount of this potential liability is approximately $405,000 of which approximately $317,000 related to periods prior to the acquisition of Frontrunner. The amount of the liability related to pre acquisition periods was recorded as an adjustment to goodwill with the difference recorded in earnings prospectively. An additional $95,000 of contingent liabilities were identified that related to prior periods. The majority of these liabilities related to costs to remove fiber optic cable from rented utility poles in New York. These liabilities also related to periods prior to the acquisition date of Frontrunner and were recorded as an adjustment to goodwill.

NOTE 11 - Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner’s customers are located in the northeast United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. It also provides consulting services to its customers. For purposes of segment reporting, the Company considers 20/20, Nexvu and Frontrunner as three separate identifiable businesses. These three segments have separate management teams and financial statements.

Results of Operation:

(000's omitted)
Three months ended September 30, 2006

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$89	$2,802	$442		$3,333
Gross margin	89	1,295	216	-	1,600
Expenses	139	1,270	370	2,351	4,130
Operating income	(50)	25	(154)	(2,351)	(2,530)
Interest expense	18	105	-	698	821
Loss before taxes	(68)	(80)	(154)	(3,049)	(3,351)
Depreciation/Amortization	1	178	24	-	203

Three months ended September 30, 2005

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Revenues	-	$4,141	$406	-	$4,547
Gross margin	-	1,718	197	-	1,915
Expenses	-	1,505	490	210	2,205
Operating income	-	213	(293)	(210)	(290)
Interest expense	-	91	(5)	-	86
Loss before taxes	-	122	(288)	(210)	(376)
Depreciation/Amortization	-	193	20	-	213

Nine months ended September 30, 2006

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Revenues	$89	$9,532	$1,229	$-	$10,850
Gross margin	89	4,560	629	-	5,278
Expenses	139	4,521	1,310	3,011	8,981
Operating income	(50)	39	(681)	(3,011)	(3,703)
Interest expense	18	305	-	708	1,031
Loss before taxes	(68)	(266)	(681)	(3,719)	(4,734)
Depreciation/Amortization	1	539	71	-	611

Nine months ended September 30, 2005

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Revenues	-	$11,090	$990	$-	$12,080
Gross margin	-	5,156	473	-	5,629
Expenses	-	4,705	1,365	679	6,749
Operating income	-	451	(892)	(679)	(1,120)
Interest expense	-	294	(32)	-	262
Loss before taxes	-	157	(860)	(679)	(1,382)
Depreciation/Amortization	-	586	62	-	648

Segment assets as of September 30, 2006

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	308	$2,370	$2,431	$(395)	$4,714
Intangible assets	13,408	6,355	-	-	19,763
Total assets	13,716	$8,725	$2,431	$(395)	$24,477

Segment assets as of December 31, 2005

	20/20	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	-	$2,927	$2,693	$(1,264)	$4,356
Intangible assets	-	6,778	-	-	6,778
Total assets	-	$9,705	$2,693	$(1,264)	$11,134

NOTE 12 - Subsequent Event

During October, 2006, the Company issued additional notes to lenders pursuant to its original secured bridge note purchase agreement in the net amount of $405 thousand.

On November 2, 2006, the Company secured an additional $450 thousand of bridge financing from a third party. Under this financing agreement, the Company granted the noteholder a continuing first security interest in any and all future proceeds of receivables generated from a business development agreement by and between 20/20 and CNT Telecom Services, Inc.

Item 2. Management’s Discussion and Analysis

THE FOLLOWING DISCUSSION OF THE RESULTS OF OPERATIONS AND FINANCIAL CONDITION SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE IN THIS REPORT.

Overview

As of September 30, 2006, the Company’s current liabilities exceeded its current assets by $14.4 million. Included in the current liabilities is $10.7 million of current maturities of long-term debt, including a $2.8 million demand note payable by Frontrunner to Harris Bank. Frontrunner and Harris have been in negotiations to extend the due date of this demand note past November 30, 2006. However, no final agreement to extension has been reached. This debt reflects pre-existing balances from the acquisition of Frontrunner during 2004. There was $344,637 of cash on hand at September 30, 2006. The Company has incurred operating losses of $2.3 million and $4.9 million for the two years ended December 31, 2005 and 2004 respectively and $4.8 million for the nine months ended September 30, 2006. Included in the operating losses is $2.5 million of non cash expenses, including depreciation and amortization, stock based compensation, consulting services expensed through the issuance of stock warrants and additional expense on warrants issued in relation to the new debt. Cash utilized in operating activities were $1.8 million and $3.3 million for the two years ended December 31, 2005 and 2004 respectively. For the nine months ended September 30, 2006, $1.2 million of cash was utilized for operating activities, with substantially all of this cash derived to fund the losses.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about the Company’s ability to continue as a going concern. During the nine months ended September 30, 2006, the Company’s revenues decreased $1.2 million or 10%. Nexvu is continuing to strive to increase sales of its software products and professional services in order decrease the operating losses experienced previously. Frontrunner sales have decreased for the nine months ended September 30, 2006 and have had several headcount reductions during the year. Both companies continue to be vigilant on operating expenses.

The Company is in the process of raising additional funds through bridge financing and new equity capital. These funds would be utilized in part to fund recently announced intentions to acquire Global Capacity Group, LLC and to pursue additional acquisition targets. Additionally, the capital raised would fund working capital needs, reduce debt, specifically, the Harris note payable, the outstanding secured bridge notes and unsecured debt related to the acquisition of 20/20. Through November 9, 2006, the Company has raised approximately $6 million in secured bridge notes (of which $5.5 million was raised as of September 30, 2006), all of which is convertible into Common Stock of the Company. However, no assurance can be made that either additional bridge loans or an adequate capital raise can be completed.

We presently have approximately 100 full time employees. We do not anticipate that this number will increase significantly in the near future, except for through acquisitions. In addition, there are no current plans to significantly increase our capital spending on software or equipment.

Results of Operations

Three months ended September 30, 2006 compared to 2005

Frontrunner is 84% of the consolidated revenue. Total revenues from Frontrunner were $2.8 million, representing a 32% decrease to the prior year comparable period. Revenues for Frontrunner are generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 37% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 63% of the total Frontrunner revenues. Installation revenues decreased 50% to the prior year with managed services and maintenance revenues declining 14%. This decrease reflects the decline in the base of customers with maintenance contracts that occurred during 2005. The Nexvu revenues for the three month period ended June 30, 2006 were $442 thousand representing a 9% increase compared to the prior year. The Nexvu sales are comprised primarily of consulting services and sales of our software product. Consulting services experienced a 22% increase in revenues and resulted in the majority of the increase in the Nexvu revenues, with sales of Nexvu’s software product and related maintenance actually decreasing 41%. The percentage of total revenue for Nexvu was 89% for consulting services and 11% for product sales and related maintenance. The consulting revenues are primarily derived from one customer. Results for 20/20 were not material during the quarter.

Our consolidated gross margin rate was 48.0% compared to 42.1% last year. Gross margins for Frontrunner were 46.2% compared to 41.5% for the prior year, with the increase derived from the higher percentage of revenue coming from the higher margin maintenance revenues. The managed services and maintenance revenues had a 47% gross margin rate, an increase of 1% from last year of 46%. Gross margin on installation revenues were 23% comparing unfavorably to the 25% achieved last year. There is significant competition in this market and margin rates will continue to be pressured. The Nexvu gross margin rates were 48.7% for the three month period ended September 30, 2006, compared to the 48.5% attained last year. Gross margin includes outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Three months ended,
	Sept. 30, 2006	Sept.30, 2005
Compensation	$2,583,050	$1,262,544
Travel and entertainment	51,778	69,802
Occupancy	138,085	122,735
Professional services	826,230	197,671
Insurance	88,204	75,515
Depreciation and amortization	203,030	213,564
Other operating expenses	240,205	263,709
Total operating expenses	$4,130,582	$2,205,540

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in the compensation expense is the result of approximately $1 million of stock based compensation incurred during the 3rd quarter of 2006 along with $360 thousand of cash bonuses earned by two executive officers of the Company. This expense is primarily the result of stock options issued to the new CEO of the Company and two new executive employees from the 20/20 acquisition, resulting in a total of $507 thousand of stock-based compensation during the quarter. Additionally, there were various stock warrants issued to several employees, which resulted in additional stock based compensation expense of $503 thousand. The professional fees are primarily legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD, potential acquisitions, debt restructuring and other general legal work as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $149.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $11.3 million of debt. The debt has a weighted average interest rate of 15.0% compared to 7.1% during the same quarter last year, reflecting the addition of the new secured debt, with an 18% interest rate.

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

The Nexvu revenues for the three month period ended September 30, 2005 were approximately $406 thousand and are comprised primarily of consulting fees, as well as, sales of our product and maintenance. The percentage of total revenue for Nexvu was 79% for consulting services and 17% for product sales. Maintenance revenues comprised the remaining 4% of revenues.

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

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total expenses for Nexvu for the three month period ended September 30, 2005 were $490 thousand compared to $1.1 million for the comparable period last year. Total compensation expense for Nexvu was approximately $321 thousand, down from the $620 thousand during the same period last year. Frontrunner compensation was approximately $849 thousand with Corporate salaries of approximately $93 thousand. The professional fees are primarily legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $149.6 thousand of expense recorded during the quarter. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.1 million of debt. The debt has a weighted average interest rate of 7.1%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Nine months ended September 30, 2006 compared to 2005

Frontrunner has generated nearly 90% of the Company’s consolidated revenue. Total revenues from Frontrunner were $9.5 million, representing a 14% decrease to the prior year comparable period. Revenues for Frontrunner are generated from installation of voice and data systems, as well as, through managed services and maintenance contracts on installed systems. Installation revenues represented approximately 43% of total Frontrunner revenues with managed services and maintenance revenues representing approximately 57% of the total Frontrunner revenues. Installation revenues decreased 19% to the prior year with managed services and maintenance revenues declining 10%. This decrease reflects the decline in the base of customers with maintenance contracts that occurred during 2005. The Nexvu revenues for the nine month period ended September 30, 2006 were approximately $1.2 million representing a 24% increase compared to the prior year. The Nexvu sales are comprised primarily of consulting services and sales of our software product. Consulting services experienced a 41% increase in revenues and resulted in the majority of the increase in the Nexvu revenues, with sales of Nexvu’s software product and related maintenance decreasing 31%. The consulting revenues are primarily derived from one customer. The percentage of total revenue for Nexvu was 87% for consulting services and 13% for product sales and related maintenance.

Our consolidated gross margin rate was 48.6% compared to 46.6% last year. Gross margins for Frontrunner were 47.8% compared to 46.5% last year, reflecting a change in mix of revenues derived from the higher margin managed services and maintenance business. The managed services and maintenance revenues had a 48% gross margin rate, an increase from the 46% attained last year. Gross margin on installation revenues were 27% comparing unfavorably to the 29% achieved last year. There is significant competition in this market and margin rates will continue to be pressured. The Nexvu gross margin rates were 51.2% for the nine month period ended September 30, 2006, increasing from the 47.8% attained last year. Gross margin includes outside labor on consulting arrangements, amortization of software licensing fees related to the development of our product, sales commissions and incidental expenses billable to customers.

Total operating expenses were as follows:

	Nine months ended,
	Sept. 30 , 2006	Sept. 30, 2005
Compensation	$5,485,855	$3,875,402
Travel and entertainment	164,055	187,225
Occupancy	410,344	375,579
Professional services	1,368,535	551,366
Insurance	248,057	234,193
Depreciation and amortization	611,194	648,102
Other operating expenses	693,721	876,793
Total operating expenses	$8,981,761	$6,748,660

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in the compensation expense is the result of $1.1 million of stock based compensation incurred during the 3rd quarter of 2006 along with $360 thousand of cash bonuses earned by two executive officers of the Company. This expense is primarily the result of stock options issued to the new CEO of the Company and two new executive employees from the 20/20 acquisition, resulting in a total of $507 thousand of stock-based compensation during the nine month period ended September 30, 2006. Additionally, there were various stock warrants issued to several employees, which resulted in additional stock based compensation expense of $503 thousand. The professional fees are primarily legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD, potential acquisitions, debt restructuring and other general legal work as well as, accounting fees. In addition, the Company agreed to issue an additional 100,000 shares of its common stock to two of the guarantors on the Harris demand loan in connection with the continuance of such guarantees. The Company recorded $135 thousand of expense during the six months ended June 30, 2006, with respect to such issuance of shares. There was also additional consulting expense of $388 thousand related to stock warrants issued to consultants and board members, in lieu of cash compensation. Our travel and entertainment expenses relate primarily to costs associated with our sales force and with raising additional capital for the Company. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $422.5 thousand of expense recorded during the period. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $11.3 million of debt. The debt has a weighted average interest rate of 15.0% compared to 7.1% during the same period last year, reflecting the addition of the new secured debt, with an 18% interest rate.

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

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. This was accomplished by a partial reduction in July and another reduction in August. Annual savings from this reduction are estimated to be over $1.5 million due to decreased compensation, travel and other incidental expenses. Total expenses for Nexvu for the nine month period ended September 30, 2005 were $1.4 million compared to $3.5 million for the comparable period last year. Nexvu currently has 12 full time employees, down from a level during early 2004 that reached 30. Total compensation expense for Nexvu was approximately $983 thousand, down from the $2.2 million during the same period last year. Frontrunner compensation was approximately $2.6 million with Corporate salaries of approximately $277 thousand. The professional fees are primarily legal fees related to acquisitions and securities work related to filings with the Securities and Exchange Commission and the National Association of Securities Dealers, Inc., as well as, accounting fees. Our travel and entertainment expenses relate primarily to costs associated with our sales force. Our occupancy expense represents the costs of leasing our corporate offices in Schaumburg, IL, our Frontrunner office in Rochester, NY, as well as 11 other sales offices. During September 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. We subleased the vacated offices through the remaining term (December 2005) and recorded a charge of $78 thousand for the remaining lease payments, net of future sublease income. The majority of the depreciation is comprised of the amortization of the acquired customer list of Frontrunner, with $457 thousand of expense recorded during the nine month period ended September 30, 2005. Other expenses are principally comprised of operations and marketing expenses at Frontrunner.

The current period results reflect interest expense on the $5.1 million of debt from the Frontrunner acquisition. The debt has a weighted average interest rate of 7.1%. Partially offsetting the debt is interest income on the invested cash balances. The 2004 results reflect interest income on invested capital from the private equity raise that occurred in early 2004.

Liquidity and Capital Resources

Cash utilized in operating activities was $1.2 million during the nine month period ending September 30, 2006 compared to $1.7 million the previous comparable period. Although the cash utilization is favorable, it was attained by delaying payments to vendors, with accounts payable growing during the first nine months of the year by $1.1 million, net of acquired accounts payable. Accounts receivable increased since December 31, 2005 by $616 thousand, net of acquired accounts receivable, primarily due to timing of receipts of existing receivables by customers.

The Company has utilized $260 thousand in investing activities during the nine months ended September 30, 2006. $200,000 of these expenditures relate to payments made to a potential acquisition business, where we have a purchase agreement completed, which called for nonrefundable deposits being made toward the acquisition. Additionally, the Company incurred $91 thousand in fixed assets, primarily the result of moving our offices for our Nexvu engineering staff to new facilities during the first quarter. This was required as our old lease expired and was not renewed by the landlord. We do not expect to require significant expenditures in the future.

Total cash provided by financing activities was $1.4 million and represents a $700 thousand reduction in Frontrunner debt during the nine month period ended September 30, 2006 offset by an additional $1.4 million of debt incurred by the Company. Included in the current liabilities is $10.7 million of current maturities of long-term debt, including a $2.8 million demand note payable by Frontrunner to Harris Bank, approximately $6 million of new short term secured notes and $1.6 million of short term unsecured debt on 20/20. Frontrunner and Harris have been in negotiations to extend the due date of this demand note. Harris has demanded payment on the $2.8 million of principal outstanding be made by November 30, 2006. We have been in discussions with the Harris Bank to extend the payment date of such demand note until December 31, 2006. However, no final agreement to extension has been reached.

The Company is in the process of raising significant addition capital through a combination of debt and equity capital. The proceeds of any capital raise will be utilized to pay for contemplated acquisitions, reduce debt levels, improve working capital conditions and provide for additional working capital until the revenues of the Company support the expense structure. Additionally, the Company continues to secure additional funding on short term bridge financing until longer term capital can be raised. However, no assurance can be made that continued additional bridge financing can be attained or that an adequate capital raise can be completed.

In addition, subsequent to September 30, 2006, the Company secured an additional $450 thousand of short term bridge financing. As security for this loan, the Company has pledged the future cash receipts from one of its 20/20 customers. Total future business related to this customer is expected to be significantly more than the $450 thousand pledged.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. The following table summarizes our future contractual obligations as of September 30, 2006:

	Operating Leases	Debt Obligations	Minimum Royalty Payments

2006	$293,910	$5,097,314	$100,000
2007	248,912	6,507,798	125,000
2008	187,913	947,651	150,000
2009	137,916	27,608	-
2010 and beyond	78,458	-	-

Total contractual obligations	$947,109	$12,580,371	$375,000

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

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services. Additionally, with the acquisition of 20/20, revenue is also derived from the licensing of its information database as well as consulting services associated with analyzing and optimizing data networks (to reduce cost and enhance reliability of the networks).

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

Stock-Based Compensation

At September 30, 2006, the Company has a stock option plan and two separate employee related stock option agreements, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the six month period ended September 30, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Inventory
Inventories are stated at lower of cost or market as determined by the first in, first out (FIFO) method. The entire inventory represents balances from Frontrunner. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

Off -Balance Sheet Obligations

The Company has no off-balance sheet obligations as of September 30, 2006.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

Our chief executive officer and chief financial officer have evaluated our disclosure controls and procedures as of September 30, 2006, and have concluded that, as of September 30, 2006, these controls and procedures have been effectively designed to ensure that information required to be disclosed in reports that we file with or submit to the United States Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to management as appropriate to allow timely decisions regarding this disclosure.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following sets forth securities sold by us in the quarterly period ended September 30, 2006 without registration under the Securities Act, or if otherwise noted issued subsequent to September 30, 2006, but prior to the date of this report.  Unless otherwise noted, in each case we sold shares of our warrants to acquire common or preferred stock in private transactions to persons we believed were “accredited investors” and/or “sophisticated investors” not affiliated with us and purchasing the warrants with an investment intent.  Each of the transactions involved the offering of such securities to a substantially limited number of persons.  Each person took the securities as an investment for his/her/its own account, and not with a view to distribution. We relied upon exemptions contained in Section 4(2) of the Securities Act or Regulation D promulgated thereunder in each of these instances.  In each case we did not engage in general solicitation and advertising and the shares were purchased by investors with whom we, through our officers and directors, had preexisting relationships.  Each person had access to information equivalent to that which would be included on a registration statement on the applicable form under the Securities Act.  We did not use underwriters for any of the transactions described below; therefore, these transactions did not involve underwriter discounts or commissions.

On September 21, 2006, the Company issued a Series A Convertible Preferred Stock Purchase Warrant to Scott Mitchell to acquire 16.88 shares of its Series A Preferred Stock with an exercise price equal to the common stock equivalent price in the Company's next equity financing.

On October 3, 2006, the Company issued a Series A Convertible Preferred Stock Purchase Warrant to Norm Siegel to acquire 135.00 shares of its Series A Preferred Stock with an exercise price equal to the common stock equivalent Company's price in the next equity financing.

On October 5, 2006, the Company issued a Series A Convertible Preferred Stock Purchase Warrant to Gerald R. Rozek to acquire 50.63 shares of its Series A Preferred Stock with an exercise price equal to the common stock equivalent Company's price in the next equity financing.

On October 17, 2006, the Company issued a Series A Convertible Preferred Stock Purchase Warrant to Lou Orenstein to acquire 16.88 shares of its Series A Preferred Stock with an exercise price equal to the common stock equivalent price in the Company's next equity financing

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 39 of this Report.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Chief Executive Officer

By:	/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer

Dated: November 20, 2006

EXHIBIT INDEX

Exhibit Number	Description of Document

3.i	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (1)

2.1	Agreement and Plan of Merger by and among the Company, 20/20 Merger Sub, Inc. and 20/20 Technologies, Inc., dated September 8, 2006.

10.1	Purchase Agreement by and among the Company, Augustine Fund, L.P., Michael Balkin and David Lies, dated July 28, 2006.

10.2	Warrant issued by Company to Augustine Capital Management, LLC, dated July 28, 2006.

10.3	Agreement by and among the Company, Michael Balkin and David Lies, dated July 28, 2006.

10.4
Common Stock Warrant issued by the Company to Michael Balkin, dated July 28, 2006 together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.5
Bridge Note Purchase Agreement by and among the Company and a limited number of accredited investors, dated August 23, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.6
First Amendment to Bridge Note Purchase Agreement by and among the Company and a limited number of accredited investors, dated August 24, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.7	Agreement by and between Capital Growth Systems, Inc. and Mellon Enterprises, LLC, dated August 24, 2006.

10.8	Common Stock Warrant issued by the Company to Mellon Enterprises, LLC, dated August 24, 2006.

10.9	Purchase Agreement by and between Capital Growth Systems, Inc. and LaSalle 20/20 Lender, LLC and certain other lenders, dated August 24, 2006.

10.10	Common Stock Warrant issued by the Company to LaSalle 20/20 Lender, dated August 24, 2006.

Exhibit Number	Description of Document

10.11
Convertible Promissory Note issued by the Company to Michael Balkin, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.12
Series A Convertible Preferred Stock Purchase Warrant issued by the Company to Michael Balkin, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.13
Common Stock Warrant issued by the Company to David Beamish, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.14	Mellon Inducement Agreement by and between Mellon Enterprises, Limited Partnership and the Company dated September 8, 2006.

10.15	Series A Convertible Preferred Stock Warrant issued by the Company to Mellon Enterprises, Limited Partnership, dated September 8, 2006.

10.16	Inducement Agreement by and between Venture Equities Management, Inc., Mellon Enterprises, Limited Partnership, dated September 8, 2006.

10.17	Series A Convertible Preferred Stock Warrant issued by the Company to Venture Equities Management, Inc., dated September 8, 2006.

10.18	Employment Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006.

10.19	Stock Option Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006.

10.20	Performance Option Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006.

10.21	Employment Agreement by and between George A. King and the Company, dated September 8, 2006.

10.22	Stock Option Agreement by and between George A. King and the Company, dated September 8, 2006.

10.23	Performance Option Agreement by and between George A. King and the Company, dated September 8, 2006.

Exhibit Number	Description of Document

10.24	Amendment No. 1 to Employment Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006.

10.25	Amendment No. 1 to Stock Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006.

10.26	Performance Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006.

10.27
Common Stock Warrant issued by the Company to Robert Geras, dated September 14, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act.

10.28	Separation Agreement by and between Rory Herriman and the Company, dated September 30, 2006.

10.29	Consulting Agreement by and between Rory Herriman and the Company, dated September 30, 2006.

10.30	Stock Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
__________________________
(1)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).