Form 10KSB
period 2006-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-04-20
CIK 1116694

Form 10KSB CAPITAL GROWTH SYSTEMS INC /FL/ - CGSY Filed: April 20, 2007 (period: December 31, 2006) Annual report filed by small businesses

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.
(Name of small business issuer in its charter)

Florida	65-0953505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

125 South Wacker Drive, Suite 300 Chicago, Illinois 60606
(Address of principal executive offices)

(630)872-5800
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

State issuer's revenues for its most recent fiscal year: $14,820,000

The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of April 9, 2007 was $14,506,372 based on the closing sale price for the registrant's common stock on that date as reported on the OTC Bulletin Board. For purposes of determing such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant. The registrant's preferred shares convertible to common shares were excluded for purposes of determing the aggregate value.

As of April 9, 2007, the issuer had outstanding 21,710,880 shares of its $0.0001 par value common stock, 20,634.53 (rounded) shares of Series AA convertible preferred stock (representing 45,854,057 shares of common stock on an as converted basis) and 2,516.10 (rounded) shares of Series B convertible preferred stock (representing 3,700,147 shares of common stock on an as converted basis).

DOCUMENTS INCORPORATED BY REFERENCE

None
Transitional Small Business Disclosure Format: Yes ☐ No ☒

Table of Contents

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management's Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements.

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

PART I

Item 1. Description of Business.

BACKGROUND

Capital Growth Systems, Inc. d/b/a Global Capacity (“CGSY,” “CSI,” “we,” “us” or the “Company”), is a publicly-traded corporation that delivers telecom integration services to a global client set consisting of systems integrators, telecommunications companies and enterprise customers. The Company has acquired unique technologies and software assets in the network integration space. Management believes that these assets enable the Company to more efficiently design, price, deliver and manage connectivity solutions on a global basis. Companies that deliver connectivity solutions are referred to as Network Operators and Logistics and Communications Systems Integrator. The Company is a Logistics and Communications Systems Integrator (Telecom Integrator), which delivers connectivity solutions to clients but does not own the underlying infrastructure. Therefore, Telecom Integrators are generally viewed as asset light and more solution oriented than traditional network operators that are mainly telephone companies, who, in the Company’s estimation, are more intent on offering as much of the solution as possible over their own networks. The Company intends to become a leading Telecom Integrator and capitalize on the over $100 billion global access market.

Currently, CGSY consists of six operating subsidiaries: Global Capacity Group, Inc., CentrePath, Inc., Magenta, Ltd.; 20/20 Technologies, Inc.; Frontrunner Network Systems Corporation; and Nexvu Technologies, Inc. CGSY’s core capability is represented by a database that fully automates the price and quoting of the Telecom Integrator. This system results in enhanced margins, reduced SG&A and delivery as well as creating pricing transparency in the telecommunications market. CGSY’s goal is to fill a growing need for value-added managed network services and to manage relationships across multiple customers, carriers and geographies. The Company’s technology effectively automates the supply chain for the provisioning of complex data circuits domestically and internationally, as compared to the current manual process used by large carriers and most of the Telecom Integrator’s. This competitive advantage translates into opportunities for increased margin and market share relative to the competition.

ACQUISITION AND HISTORY STRATEGY

Prior to 2004, CGSY was a publicly reporting shell corporation with no active business. In January 2004, the Company acquired, by way of subsidiary merger, Nexvu Technologies, LLC (“Nexvu”), a development-stage company in the application performance management business. Nexvu has developed a series of proprietary software tools, including the Nexvu Analyzer, which enables it to connect to a customer’s computer network system and determine where the network is not running properly. This solution allows Nexvu customers to diagnose the root cause of a network problem, which could vary from difficulties with the software of a particular computer program, to inefficient allocation of computing time in a regional office, to improper allocation of bandwidth. The Nexvu technology also provides users with the ability to monitor the use of computer access and evaluate certain efficiency aspects of computer users on a real-time basis. Nexvu revenues are generated from both licensing of the software as well as from the Company’s use of the software in performing consulting projects for its customers. More than $10 million has been invested to develop the Nexvu solutions and to move the Nexvu business and product suite forward. The Company believes the Nexvu tools are robust and functional, with good customer acceptance. A lack of available funds has limited CGSY’s ability to aggressively market the Nexvu products. Also, the Company has determined that the Nexvu product is not core to the Telecom Integrator model and is exploring strategic alternatives.

In September, 2004, CGSY acquired 100% of Frontrunner Network Systems Corporation via a subsidiary merger. Frontrunner is known as a “cross connect” company, which installs and services customer-premise voice, data and video networks. Frontrunner’s revenues are derived from the sale of telephone systems and fees associated with the installation, maintenance, upkeep, monitoring and upgrading of these systems. The market has been trending toward convergence of voice, data and video networks. While voice switching networks are still a viable commodity, increased investment in LAN/WAN upgrades will enable these networks to support data, voice and video applications over common Internet protocol transports. The professional services required to build, monitor and maintain these complex networks will be the differentiator, and the Company believes Frontrunner is positioned to provide these services. However, the Company has determined Frontrunner is not core to the Telecom Integrator model and is exploring strategic alternatives.

CGSY completed its third acquisition in September, 2006, when it acquired 20/20 Technologies Inc., whose assets include UK-based Magenta, Ltd., a global leader in circuit pricing and network optimization. The Magenta technology and proprietary knowledge base is one of a very limited set of databases in the world and, to the best of the Company’s knowledge, the only one with competitive global access information coupled with automation tools for calculating, configuring and quoting enterprise connectivity solutions. Magenta revenue is derived from the licensing of its information database as well as consulting services associated with analyzing and optimizing data networks (to reduce cost and enhance reliability of the networks). Magenta’s clients include some of the largest telecommunication companies in the world.

On November 30, 2006, the Company consummated its fourth acquisition of 100% of CentrePath, Inc. by way of subsidiary merger. CentrePath operates a “world class” network operations center (NOC) and provides professional services. CentrePath offers 24x7 management service with proactive notification and problem resolution of faults and performance issues for data replication and business continuity environments.

The Company completed its fifth acquisition in December, 2006, when it acquired Global Capacity Group, Inc. Global Capacity Group provides network integration and wholesale network services to both carriers and large enterprise customers. The Company designs, builds and manages complex communications networks using best-in-class service providers and equipment manufacturers to deliver customized solutions.

CGSY and its management team have embarked upon an aggressive acquisition and integration strategy that will result in the offering of the following suite of products and services which management believes was never before available from a single source Telecom Integrator:

•	Intelligence
•	Proprietary technology
•	Automation and efficiency data
•	Software, tools and applications
•	Provisioning Services
•	Network Operation Services
•	Billing Systems

The successful execution of this strategy would satisfy the lingering challenge that has continued to frustrate corporations with complex and/or geographically dispersed data communications networks: accessing a single information source that will eliminate the current patchwork approach to achieving end-to-end data circuits.

CGSY’s goal is to become a leading global intelligent Telecom Integrator providing high-speed connectivity solutions to enterprise, multinational corporations, telecommunications companies and systems integrators.

PRODUCTS AND SERVICES

20/20 Technologies

20/20 Technologies, Inc. (“20/20”) was founded in 2003 and acquired by us in September, 2006. Through its UK subsidiary, Magenta netLogic Limited (“Magenta 20/20”), the company provides a global telecom procurement system that has the functionality to provide local pricing and delivery capability in more than 60 countries around the world. With this acquisition, the Company now has the database to find the rules, pricing, physical location data of competing networks and a proprietary algorithm that links the databases to efficiently receive firm and deliverable pricing. This efficiency should enable the Company to more quickly and accurately service its customers, thus creating the ability to generate higher margins than their competitors.

By using its proprietary data base and software tools, Magenta has visibility to the physical connections and the real time pricing (both competitive market pricing and tariff rate pricing) for numerous network operators throughout the world, with particular emphasis on connections in Europe, North America and certain industrialized Asian nations. Magenta has the capability to generate automated quotations for complex end-to-end connectivity solutions on a global basis in minutes versus the industry norm that can take up to several weeks or longer to generate.

Magenta has been in business since 1998 and emphasized research and development, more than commercial applications, for much of that period. When 20/20 acquired Magenta in 2004, the commercial application of the cumulative Magenta capabilities received more emphasis and new capital investment enabled a series of innovations and improvements. Today, Magenta operates a communications systems integration support structure that maintains a global focus on telecom access supply chain management and has the first global systems that automate the supply chain of “off-net” access. Its revenue is derived from the licensing of its information database as well as consulting services associated with analyzing and optimizing data networks (to reduce cost and enhance reliability of the networks). Magenta’s clients include the largest telecommunication companies in the world.

Magenta has, to our knowledge, built the only global telecom procurement system that has the functionality to provide local pricing and delivery capability in more than 60 countries around the world. The Magenta system delivers a demonstrated ability to reduce client network costs significantly.

Magenta’s technologies enable the Company to be a Global Intelligent Telecom Integrator rather than a traditional regional-focused and manual-executed Telecom Integrator. Examples of the Magenta technologies include:

•	Automated supply chain knowledge database model;
•	Supply;
•	Pricing;
•	Fulfillment;
•	Affordable and timely iteration with WEB portal;
•	Deal contracting; and
•	Alternate pathing and pricing scenarios, especially for backup and disaster recovery applications.

We believe, based on customer input, that the Magenta systems make it better, faster and less expensive for enterprises, multi-national corporations (MNCs), network operators and systems integrators to receive market competitive telecom connectivity quotes. Our customers use Magenta because our technologies enable Magenta to be more efficient in terms of margins, reduced SG&A, and delivery - as well as creating pricing transparency in the market. Magenta has three primary lines of business known to our customers as “netSource,” “netSystems,” and “netSolutions.”

netSource. netSource represents the current version of the Telecom Integrator component of the business. Magenta provides connectivity services for network integrators who bundle telecommunication solutions to enterprise customers. netSource is available to providers of storage area networks (SANs) pursuant to an agreement with McDATA Corporation (recently acquired by Brocade).

netSystems. Through netSystems, Magenta provides global pricing and quotation software and management services for data communications. netSystems is embedded within the quotation process of several major global telecommunication carriers and is used by sales and support staff members worldwide to quote customers prices for national and international circuits. Magenta is paid an annual licensing fee for providing this software. netSystems offers an accurate, automated method of pricing network access in 60 countries. Contained within the data sets are more than 4,600 tariffs and over 8 million elements regarding location and supply. Additionally, a typical netSystems customer augments this tariff data with its own negotiated prices and uses the system to manage a single bundled offering that enables the customer to provide quotes to its end customer automatically. Lastly, netSystems incorporates market competitive pricing, as well as historical spot market pricing from hundreds of suppliers. This exchange-type function allows the customer to compare list, negotiated and market-based pricing to determine the best result to meet its demand.

Beyond pricing data, the netSystems software enables its users to accurately calculate the appropriate distance of the circuit using state of the art satellite, mapping, and geo-spatial data sets. As the telecommunications industry prices connectivity based upon distance and location parameters, a one kilometer difference can cause a price to be inaccurate by more than 10%. netSystems is supplied as either a web interface, hosted environment, or regularly distributed CD-ROM-based service on the customer’s application requirements.

netSolutions. Through netSolutions, Magenta assists customers to reduce connectivity costs and attain a better understanding and control of their deployed communications network. The netSolutions platform allows Magenta to review a customer’s circuit network, input the inventory into proprietary software tools, and proceed on a logical progression of re-pricing. First, the connectivity links are geo-coded and the distance is accurately calculated using the latest technology. Second, the amounts that the provider is charging are compared to the contract rate and distance to determine accuracy. The circuits are then compared to market rates. After this analysis, the netSolutions process enters the final phase, optimization, where the connections are re-priced using aggregation and grooming techniques to more efficiently streamline a customer’s access network. netSolutions is provided to customers on a contingency fee basis, a straight hourly fee arrangement, and/or a per circuit analysis charge. Within the cost-constrained environments of major corporations in a fiercely competitive global environment, such projects usually are deferred or lose budgetary allocations mid-way though the project. The Magenta technologies provide results on a time frame and cost basis that enables these hard cash savings to be achieved.

CentrePath

In November 2006, we completed our acquisition of CentrePath, Inc., a network services company. CentrePath, Inc. operates a state of the art, “world class” network operations center, managing the data replication and business continuity environments for an impressive list of multinational corporations and health care institutions. It provides an advanced management service providing an effective extension to its customers’ IT organizations, and in certain circumstances runs the transactions over dedicated fiber optic lines procured by it for its customers’ benefit. It is able to inform its customers within seconds of a network event of faults or performance issues and begin to promptly resolve the problem.

Its service features include the following:

•
24x7x365 remote monitoring and management service for data replication networks encompassing the entire data path (Storage area network switches, channel extension equipment and DWDM and SONET devices).

•	Comprehensive operations support system (“OSS”) supported by its software which provides real-time fault correlation, root-case ID and application impact analysis.

•	Network Control Center staffed by highly-qualified network engineers, with carrier operations infrastructure and processes.

•	Proactive monitoring and resolution of network issues detected through constant surveillance of data path elements.

•	Single point of contact for all technical and administrative network issues.

•	Web-based customer portal with accurate, up-to-date visibility into network assets statistics, and account information.

Its service benefits include the following:

•	Reduces downtime for mission-critical business applications.

•	Improves operational efficiency for the management of critical networks.

•	Provides accurate, up-to-date information of network assets and performance statistics.

Global Capacity Group.

We completed our acquisition on December 11, 2006 of Global Capacity Group, Inc., a Texas corporation based in Houston. Global Capacity began in 2001 as a single point of contact to locate, procure, and manage off-net capacity for Tier 1 carriers. The business was built by experts at bandwidth logistics in order to deliver innovative solutions. Its current line of business was founded in 2004, and involves the sale of network solutions as a Telecom Integrator to major corporate customers and service providers. Global Capacity has invested in a provisioning system and a network operations center (NOC), both of which are essential to the deployment of its networks for its customers. Global Capacity’s core activities are to quote, source, provision, and maintain networks for clients. Global Capacity revenue is derived from the monthly recurring revenue of the underlying circuits it deploys. Today, Global Capacity provides customized service for enterprises unwilling to settle for off-the-shelf solutions. Global Capacity combines strategic thinking with the technical expertise to design and build comprehensive communications systems that seamlessly aggregate and integrate networks, vendors, and the latest technologies. It uses best-in-class providers to deliver business-specific solutions that enhance overall network performance while lowering the total cost of ownership.

Global Capacity has the technology, relationships and experience to address the following areas:

•	Enterprise Solutions
•	Carrier Management
•	LAN Service
•	Management of Multiple IP Providers
•	Managed Network Services
•	Network Integration
•	Private Line Services
•	Voice over Internet Protocol (VoIP)
•	Data Transmission

Global Capacity is a non-asset based licensed CLEC (competitive local exchange carrier) service provider. Global Capacity does not own a network. Its mission is to fully understand situational requirements then design an objective, unbiased solution using preferred carriers, service providers, and equipment makers. Global Capacity locates, negotiates, and procures connectivity, leveraging its wholesale relationship with presently more than 75 carriers. It is anticipated that the global relationships of Magenta and the Company’s management team will greatly expand this number. For example, Magenta interacts with more than 400 network providers globally.

Quotes for the optimal solution, from the best providers, at the best price are delivered promptly. In addition, Global Capacity’s online password-enabled NOC provides a transparent, real-time communications platform that lets customers open, view and update trouble tickets online to help detect, diagnose and resolve network performance issues before they result in costly downtime. The online NOC and its information, reports and assistance is available to the customer on a 24 x 7 x 365 basis.

We believe that Global Capacity is an expert at network integration, consolidation and optimization. It utilizes best-in-class network components, services, and equipment to design and deliver a business-specific solution that takes into account existing legacy systems and contracts, convergence strategies, multiple vendors, customer-owned equipment and any auxiliary needs like storage, security, or redundancy. Global Capacity provides a turnkey solution that intended to ensure a smooth transition and flawless implementation, while improving network performance and lowering the overall cost of ownership.

We believe the completion of our acquisition of Global Capacity, a complementary Telecom Integrator, will enable us to accelerate and increase the scale of monetizing the value of the Magenta, software tools, and databases.

Nexvu

Customers are increasingly demanding an end to end assessment capability- from end user to application performance, across a complex delivery infrastructure of servers, storage, networks, technologies and vendors. Nexvu is aimed directly at satisfying that need. Nexvu is complementary but not core to our Telecom Integrator strategy implemented through Magenta, CentrePath and Global Capacity.

Nexvu has developed a suite of application performance management products which address a chronic problem facing companies today: how to measure and ensure that a company’s business critical software applications function as efficiently and effectively as intended. Organizations with highly distributed operational environments, such as banks, retailers, health care organizations and insurance companies, face the additional challenge of often having to support these software applications remotely. The product was first released in the fourth quarter of 2004 for use by several very large early adopters. In August, 2006 we made available release 3, a major enhancement in features and usability, based upon significant customer experience and feedback.

Nexvu believes it has established a relatively low-cost means of significantly improving the ability to manage remote applications. Its principal product, the NEXVU Analyzer, is a software based solution that can measure, monitor and analyze over 3,200 different applications and network based services. This enables the customer to identify that a problem exists and to pinpoint the cause of the problem, often before it impacts the end user of the application.

The Nexvu Analyzer System has two major components: (i) the Nexvu Analyzer; and (ii) the Nexvu Command Center. The Nexvu Analyzer is considered the nerve center of the Nexvu Analyzer System. Residing within the customer’s data network, the Nexvu Analyzer collects performance management data by capturing and classifying information in a passive, non-disruptive manner as it flows across the network. Once this information is collected, the Nexvu Analyzer Appliance assesses the information looking for performance trends and providing network operators with information to avoid a negative impact on the user’s business.

The Nexvu Analyzer is engineered for highly distributed environments (such as major banks or other major corporations where there are multiple users over a network with access to multiple software programs) and is designed to be easy to deploy and operate. Our software is loaded directly into customer provided server. Additionally, the Nexvu Analyzer Appliance contains a series of analysis tools that provide network operators and field personnel the ability to troubleshoot outages from remote locations and potentially restore an outage without dispatching technical resources to the site. Information is transmitted to users by the Nexvu Command Center, which is responsible for managing all Nexvu Analyzers throughout the customer’s environment. This includes configuration and administration, centralized software upgrades and common point of user access. The customer typically will have one Nexvu Command Center for approximately every 500 Nexvu Analyzers.

In addition to making enhancements to the Nexvu Analyzer and Command Center products, subject to availability of funds (not necessary for our core business), we would consider extension of the Nexvu Analyzer product line. We may seek to develop products that assist information technology organizations in monitoring Voice over Internet Protocol (VoIP) environments and products that monitor business activity such as retail sales transactions, supply chain delivery or call center activity. These products are in the discussion stages only, no plans or products have been developed and there is no assurance that any of them will be developed.

Frontrunner

Frontrunner designs, installs and services customer-premise voice, data and video networks. As with Nexvu, this business is complementary, but not core to our Telecom Integrator strategy implemented through Magenta, CentrePath and Global Capacity.

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

MARKETS AND CUSTOMERS

The global market for telecom connectivity services is vast, estimated at over $100 billion per year (according to the Atlantic ACM survey in 2000). Telecom Integrator’s leverage the infrastructure of multiple asset-based network operators to create highly customized, cost-efficient solutions for large enterprise, government and integrator customers whose complex communication requirements typically transcend the capabilities of any single network-based provider. The Telecom Integrator model is also typically attractive to customers with diverse or international connectivity requirements.

Many network operators’ constraints result from the time and expense of managing the connectivity supply chain which includes designing, quoting, sourcing, delivering and managing connectivity services on other network operators’ infrastructure. These constraints impact the network operators’ ability to meet the demands of their enterprise, government and carrier customers.

Traditionally, connectivity solutions have been delivered by incumbent asset-based network operators such as AT&T, BT, Verizon, NTT and France Telecom, who provide products and services emphasizing their own network. However, Management believes this market has a number of issues hindering the asset-based network operators, including:

•
No single network operator’s physical network is globally ubiquitous, and increasingly clients are seeking greater levels of redundancy. Therefore, the requirement for being able to add “off -network” segments to create an end to end connection is of critical importance.

•
Incumbent providers are not effective or cost-efficient in combining the on-net and off-net components and the result is higher pricing to end-client as well as margin compression for the network operators.

•
Global networks are particularly inefficient when delivered by a single facility-based organization, as any such provider inevitably has regional deficiencies where its on-network capability is not strong;

•
Incumbent based network operators (i.e., the historically dominant telco in the region with origins as a monopolistic utility) and network operators in general, do not, in our estimation, have good reputations regarding flexibility, customer relations, service adaptability and delivery;

•
Network operators have built their internal processes around the elements they own and control because this is where they gather most of their gross profit margins. However, we estimate this on-network component is generally less than 60%]of the delivery requirements, and in most instances less than 50% of the delivery requirements, meaning the majority of the network delivery is generally off network and not under their control, which leads to several operational, service and financial consequences:

•	Long lead time for quotes;
•	Accuracy of quotes;
•	Long lead times for delivery;
•	Network performance and maintenance issues;
•	Lower than expected margins; and
•	Multiple vendor/carrier management for end-user customers.

One of the fundamental challenges for corporations and other institutions with complex and/or geographically dispersed data communications networks is the number of service providers and pricing alternatives that must be pieced together in order to create an end-to-end data connectivity solution. Between any two locations there are a varying number of service alternatives and we do not believe there is one single information source that enables a buyer to figure out the most cost-effective and technically sound alternative. In addition, large multinational corporations are increasingly seeking to work with fewer vendors; a single network provider that they can look to for provisioning for enterprise data and voice, VoIP, storage networking and social networking applications.

Furthermore, service providers, particularly in regions where facilities-based competition has been introduced, actively market their services with price as the primary differentiator and network reach being the primary limiting factor. This price-based competition has stressed already challenged gross margins and, as a result, service providers are actively seeking means to reduce the costs associated with network quotation management and off-network procurement.

Beyond the telecommunication service providers, expanding enterprises, multi-national corporations (MNCs), information service providers and system integrators are deploying and managing private network-based solutions that provide seamless connections in support of the ever-increasing demand for business continuity, disaster recovery, regulatory compliance and collaboration capabilities. These private networks can rival the connections of network service providers. Procuring these networks is achieved utilizing negotiated pricing through a few “trusted” providers or via an expensive and often deficient bidding solicitation process. Because telecommunications is not the primary line of business for these private network operators, but rather a facilitator to their end business goals, inefficiencies in the procurement process result in most companies paying more than they should for connectivity. In a competitive environment, such a drain on profitability can be significant.

This confusion is increased by global deregulation, physical fragmentation of the network layer - whether copper, fiber, coaxial cable or wireless spectrums - and geographic fragmentation. Due to financial and operational constraints, no one company can provide a ubiquitous global network. Competing entities therefore buy and sell from each other to extend their network reach and meet customer demands, which frequently extend globally outside their networks. Commonly, this buying and selling is done with little efficiency or transparency on an individual transaction basis or under the auspices of a supply agreement (Master Services Agreement) negotiated at arm’s length between the principal parties. The absence of a global benchmarking source for regional, market-based pricing further impairs the ability to manage costs.

This market environment appears ideal for an information-driven model focused on minimizing the confusion and inefficiency that plagues the telecom market. The Company believes that it has such a business model and operating capability, as well as a management team experienced in executing such an information-leveraged and technology-leveraged approach.

Telecom Integrators are facilities-free, technology-neutral telecommunications providers. Telecom Integrators leverage the infrastructure of multiple asset-based telecommunications carriers to create highly customized, cost-efficient solutions for large enterprise, government and carrier customers whose complex communications requirements typically transcend the capabilities of any single facilities-based provider. Telecom Integrators deliver network services to clients but do not own the underlying infrastructure. Telecom Integrators are therefore viewed as “asset light,” nimble and more price efficient than traditional telecom providers. Additionally, Telecom Integrators are generally viewed as more solutions-oriented, offering greater flexibility and merit-based neutrality of infrastructure selection to their customers.

In contrast to Telecom Integrators, telecommunications companies must emphasize a return on their capital investment in proprietary assets and therefore offer as much of the solution as possible over their own networks. Telecom Integrators are also able to adopt new technologies with more flexibility because they do not have a legacy capital investment in deployed assets and technologies.

Telecom Integrators first entered the market positioned to help solve the confusion for off-network pricing for large international telecom carriers and systems integration companies. Perhaps the most well known of these companies was Infonet which was owned by a consortium of international network operators and others. Its function was to deliver network services to international network operators relating to price quote, order and delivery. Due to the complexity of obtaining such information on a real time basis, Infonet (as well as the other Telecom Integrators in the industry) obtained this information through a manual basis of researching pricing and availability and confirming the data with the underlying network operators over the telephone. This manual process has caused the Telecom Integrators to struggle with scale, margins and overall profitability.

By contrast, our Company has assembled a vast global database of critical information with respect to tariffs, competitive pricing, physical locations of buildings and carriers connected to such buildings and nearby points of presence. We also have combined this information with sophisticated software tools and algorithms to enable us to often obtain automated “best of breed” connectivity solutions in seconds, rather than weeks or months. This ability to automate the “supply chain” of connectivity provides the Company with a competitive advantage. This process also requires continuous refreshing updating and validation of data and is therefore a continually evolving process to stay current with changing information and new information.

In our opinion, despite operating in this space inefficiently and without automation systems, Telecom Integrators are capturing market share. Forrester Research conducted a survey of large enterprise customers and determined that 32% of those customers surveyed would buy connectivity services from a Telecom Integrator. As stated earlier, the market is measured in excess of $100 billion per annum, and some estimates indicate that Telecom Integrators presently account for 1% to 5% of the market. CGSY believes that its long investment in market intelligence and efficiency tools, combined with the acquired Telecom Integrator data platform, provides the Company with a unique, competitive advantage as a truly “global intelligent Telecom Integrator.”

Telecom Integrators, even with the inefficiency of their manual processes, take the pain out of the integration and implementation of telecom services more efficiently than facilities-based providers. Telecom Integrators are often defined as being asset light, meaning that they are not facilities based. In practice, they should offer substantial benefits over traditional asset-centric network operator companies, including:

•	Quotation management;
•	Procurement management;
•	Provisioning capability;
•	Network monitoring capabilities; and
•	Project management skills and processes.

Telecom Integrators, when packaged correctly, are ideally placed to capitalize upon the requirements of system integrators and multi-national corporations. Both markets have similar issues including network costs, network services packaged to meet their demands and timely service provisioning. The Telecom Integrator customer should receive a reduction in network costs, as the Telecom Integrator uses its best practices regarding costs and infrastructure to deliver connectivity solutions; the Telecom Integrators’ main “go to market” offering should be its network operations center, which is in place to manage multiple vendors; and by having to build processes and systems that are vendor agnostic, the Telecom Integrator should achieve improved provisioning capabilities over and above the traditional network operators. We believe these elements make the Telecom Integrator more customer focused, more flexible and give better value than traditional incumbent facility-based network operators.

The Company’s Unique Solution

A leading advantage of our intelligent Telecom Integrator is our proprietary knowledge database and technology organization, Magenta. To the best of our knowledge, Magenta holds what management believes to be the world’s most robust data sets regarding the global telecom landscape, including information from over 60 countries. Included in the data sets are the rules, pricing, physical location data of competing networks and a proprietary algorithm that links the databases to quickly and efficiently access the information to receive firm and deliverable pricing. We believe that the closest competing data set belongs to a UK based company that owns a similar data base (acquired in May 2005) limited primarily to information in the United States.

We believe Telecom Integrators must be global. The United States is the world’s largest single telecommunications market, and many networking companies are US-centric or even regional-centric within the United States. The experience of our management team is aggressively global, with heavy emphasis on the United States and the European Union. We have experienced personnel on site today in the United States, the United Kingdom and Portugal.

We believe Telecom Integrators must be “intelligent”. We have a “knowledge management” culture (dedicated to the establishment of automated tools to enable companies to effectively access and use their data) and our management team has been innovative in this arena for decades. After twenty-five years at IBM, our CEO, Mr. Hudson spent three years at McGraw Hill (1993 to 1996), where he led the launch of the on-line versions of McGraw Hill’s paper publications. In 30 months, McGraw Hill launched 30 “properties” and created a new software driven business without detracting from its revenues derived from use of traditional “paper” based offerings. Mr. Shutt co-founded Universal Access in 1997 and pioneered the creation of its “Universal Information Exchange,” the US-centric information system that enabled margins to increase substantially during his tenure as Chairman and CEO. The Company has a great emphasis on the “Intelligent” aspects of our Global Intelligent Telecom Integrator because its automated software tools and data set enables the speedy delivery of quality service to its customers, as well as improved margins to the Company by eliminating headcount through technology.

Through December 31, 2006, 20/20, CentrePath, Global Capacity, Frontrunner and Nexvu had approximately 650 customers. 20/20 has 11 customers as of December 31, 2006, which includes McData Corp, Colt, InfoNet, T-Systems and British Telecom and accounted for 32%, 15%, 15%, 15% and 10%, respectively, of 20/20’s total revenues during September to December 2006. CentrePath has 22 customers as of December 31, 2006, which includes Staten Island University Hospital, JPMorgan Chase and Time Warner Cable and accounted for approximately 19%, 10% and 10%, respectively, of CentrePath’s total revenue during the month of December 2006. Global Capacity has approximately 100 customers as of December 31, 2006, including:

GMAC	Pyramid Healthcare	ACS Government Solutions
Verizon Wireless	American Healthcare Alliance	Xpedius
First National Bank	Texas-New Mexico Power Company	Industry State Bank

One customer accounted for 10% of Global Capacity’s total revenue during the month of December 2006. Nexvu has a total of two customers, of which one customer accounted for approximately 80% of Nexvu’s total revenues during 2006. This customer is currently not expected to have additional purchases and will have a significant negative impact on Nexvu’s 2007 revenues. Frontrunner currently has over 500 customers. Two customers accounted for approximately 26% of the revenues of Frontrunner during 2006. Wegmans Supermarkets accounted for 16% and Hodgson Russ, LLP accounted for 10% of Frontrunner's business. Two customers accounted for approximately 25% of the revenues of Frontrunner during 2005. ITT Industrial Space Systems accounted for 12% and Wegmans Supermarkets accounted for 13% of Frontrunner's business. The company is highly dependent on most customers for repeat business. A loss of any of these customers could have a material adverse impact on the company's business operations. .

Wegmans Supermarkets accounted for 13% of our total consolidated revenues during the twelve months ended December 31, 2006.

SALES AND MARKETING

20/20

Target Markets. Magenta 20/20’s software and solutions are targeted at the worldwide telecommunications market aimed specifically at solving the off-net access spend issue for carriers. The market is inefficient when it comes to properly evaluating the appropriate cost for going off-net to a customer and the Magenta pricing portal streamlines the effort to price this offering using our worldwide database of 170 carriers in over 60 countries for access pricing.

Sales Approach. Magenta 20/20 has an International sales team that focuses on working with the major carriers to offer a license to our pricing portal (netSystems) in addition to presenting our benchmarking services for cost reduction projects around access spend (netSolutions). For our netSystems product, we offer licenses for our pricing portal that allow a carrier to price their off-net access in over 60 countries around the world through an automated process that covers 8 million supply elements (POPs, Exchanges, on-net buildings, etc.). The netSolutions offering provides a benchmarking and cost reduction service to carriers with the goal of reducing off-net spend in a particular region by using the pricing portal to evaluate the current spend and points of connectivity against the respective tariffs and optimized points of connection.

CentrePath

Target Markets. CentrePath offerings are aimed directly at large enterprise IT organizations struggling to implement Data Center Network initiatives, which includes the sheer complexity of both individually and combined end-to-end solution; lack of in-house skills and/or resources to design, deploy, and operate their Data Center Networking solutions; and finally, the limited manageability of many current Data Center Networking devices.

Sales Approach. CentrePath utilizes a channel sales team to drive sales of its solutions through strategic partners. CentrePath has established these partnerships to help develop, deliver, and support comprehensive Data Center Networking solutions for leading IT organizations. Partners such as Cisco Systems, AT&T, IBM, and HP are a key source of leads and revenue for CentrePath. These leading IT vendors understand the significance of the Data Center Networking market opportunity and recognize CentrePath’s proven ability to generate demand for, sell, and deliver the solutions that will drive large IT procurements in this area.

Global Capacity Group

Target Markets. Global Capacity Group (GCG) operates as a Telecom Integrator leveraging the assets of more than 75 telecommunications service providers throughout the United States. The company targets two segments, enterprise customers and telecommunications carriers. For enterprises, GCG designs, builds and manages customized communications systems. The company specializes in innovative solutions for wide area networking and network integration by providing complete solutions that simplify the entire telecommunications supply chain. GCG’s customized network solutions that address a customer’s unique requirements include:

•	Design
•	Pricing
•	Procurement
•	Provisioning
•	Network Management
•	Customer Service
•	Billing

  For telecommunications carriers, GCG fulfills off-net connectivity requirements ranging from private line connections to Layer 2 access solutions, including Ethernet private line, metro and long haul connectivity. GCG provides a turn-key service that includes monitoring and management. The company currently serves Fortune 2000 companies in financial services, health care, energy and the telecommunications industry.

Sales Approach. GCG sales approach is segmented into two groups. The sales method of approach is both direct and indirect and can be allocated into 3 classes.

Direct enterprise Sales- GCG has direct sales people who handle account acquisition and management. Targets are large fortune 5000 Enterprise customers and mid market enterprises.

Direct Wholesale Sales- GCG has direct sales people who handle account acquisition and account management for our wholesale customer base.

Partner Sales Channel - GCG contracts with partners which are aystems integrators, IT consulting firms and telecom sales distributors which are commonly referred to as telecom agents. GCG’s system integrator seek to fulfill a need for their clients in terms of network logistics and network solutions.

Nexvu

Target Markets. We have targeted Fortune 5000 companies with highly distributed operating environments comprised of hundreds to thousands of remote locations with thousands of application users. We intend to focus on a subset of the Fortune 5000 market within the retail, call center, insurance, banking and health care industries; however budgetary limitations have historically restricted robust marketing in this area. Future product offerings, if implemented, would be designed to address vertical industry solutions that will more comprehensively meet the needs of each company, resulting in additional sales and increased penetration targeted for each segment. We believe that these industry segments offer the greatest immediate opportunity based on direct feedback from customers and suppliers relative to the challenges they face, with each location critical to the business. It is imperative to ensure the application performance, availability and usability in these locations based on their mission-critical business activity, which includes the following:

•	Customer transactions, such as in retail stores and branch banks, where customer revenue and customer satisfaction may be affected;

•	Transaction processing locations, such as in insurance companies or call centers, where customer satisfaction and productivity may be affected; and

•	Communication transactions, such as for fire and police services, where safety/lives are affected.

Sales Approach. We have determined that a two-tiered approach that focuses on high-end enterprise businesses through a direct sales force effort and mid-sized enterprises through value-added resleers, or “VAR’s” will help allow us to penetrate our target market more effectively.

Our revenues are generated from three major sources:

•	Sales of licenses for our software;

•	Maintenance contracts for our software licensing agreements; and

•	Professional services for consulting on related information technology infrastructure issues.

Frontrunner

Frontrunner's distribution network is a direct sales force channel located in the Northeast and Midwest. Frontrunner also has a growing network of business partners who act as agents who resell Frontrunner products and services to a wider geographic area.

SUPPLIERS AND INSTALLATIONS

20/20

Suppliers. Magenta (20/20) works closely with 170 carriers around the world and pulls publicly available tariff information to populate its pricing database along with other proprietary information.

Installation. Magenta (20/20) will customize the pricing portal specific to a carrier’s need and then host the service for the specific carrier.

CentrePath

Suppliers. CentrePath procures network connectivity from various carriers as well as customer premise hardware to facilitate connectivity from its Network Control Center to the networks it manages for its customers. This connectivity and hardware is procured only after securing a customer contract, and is a direct cost against that contract.

Installation. CentrePath implements network hardware and related connectivity required to enable the delivery of its remote network management service. This implementation is part of a standard turn-up process associated with its service, and is included in the price of the service.

Global Capacity Group

Suppliers. Global Capacity Group purchases bandwidth and other connectivity services from virtually all major U.S. telecom carriers. GCG’s model is to provide a solution for its end users which leverages commodity wholesale bandwidth from facility based US telecom carriers and bundles equipment, bandwidth, and monitoring services to provide our customers with a custom solution. The bandwidth and equipment that GCG buys is purchased after the sale of a customer solution which has been identified and priced prior to the sale. Once the sale of the solution has been contracted GCG then contracts for the needed bandwidth and equipment to fulfill the solution for the end user. GCG does not speculate on bandwidth or equipment by buying bandwidth or equipment prior to contracting with our customer. GCG aligns contracts with term and service level agreements on both the buy and sell side of the transaction.

Installation: Since GCG does not own any of the telecommunication infrastructure associated providing the connectivity services of provisioning bandwidth, there is no installation of software or hardware.

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

Installation. The equipment is installed by certified Frontrunner technicians trained in the various manufacturers' product lines, or by certified technicians subcontracted by Frontrunner.

COMPETITION

20/20

Magenta 20/20’s offering is such that competition comes from within the customer itself and the carrier’s existing pricing systems for off-net spend which tends to be a very manual process. To our knowledge there is no other worldwide pricing database like Magenta 20/20’s that would give it head-to-head competition. There are specific regional competitors that have culled pricing information and have incorporated some automation but not to the reach that Magenta 20/20 has for its customers.

CentrePath

Competition for CentrePath professional services and management services includes:

Network service provider. This category includes ILECs (e.g. Verizon, SBC), IXCs (e.g. AT&T, Qwest), and alternative carriers (e.g. MFN, XO, OnFiber). While CentrePath has established partnerships with several network service providers as suppliers of network connectivity, these firms may be competitive in the sense that they typically offer DWDM- or SONET-based metropolitan network services that can be used to connect enterprise data centers. These offerings usually compete with CentrePath’s network design, deployment, and ongoing monitoring & management services. CentrePath believes its competitive advantage over these firms is twofold. First, CentrePath’s IT solutions focus is designed to ensure that customers receive proven network solutions that will support their critical applications. Most network service providers lack the IT infrastructure and applications knowledge to design comprehensive Data Center Networking solutions and instead focus on promoting offerings that protect investments in their existing infrastructure. A second key competitive advantage is CentrePath’s network management capabilities. Since many network service providers have not integrated next-generation network devices into their operational support systems, CentrePath’s RMS platform is a key differentiator for firms considering Data Center Networking initiatives.

Equipment vendor professional services organizations. This category includes data center equipment companies such as Nortel, Fujitsu and Brocade. CentrePath has focused primarily on partnering with these firms and supplementing their professional services offerings with unique CentrePath services such as network management services. In head-to-head competitive scenarios however, CentrePath’s key differentiators include the company’s vendor-neutral approach to designing customer solutions, as opposed to equipment vendors’ offerings, which are designed mainly to accelerate the adoption of their own specific technology. CentrePath’s other key strength lies in its comprehensive Data Center Networking perspective, which combines transport network, storage, server and data movement applications expertise, as opposed to having skills primarily in one area.

Global Capacity Group

Global Capacity Group’s (“GCG”) competition is vast and competitive. GCG competes directly with facility based carriers, Virtual Network Operators and Systems Integrators. Although, the competition is vast GCG does provide services to carriers and Virtual Network Operators. GCG at times will partner with our competition to provide a seamless solution for their end users.

Some examples of competition from the 3 sectors are the following: (i) Facilities based carriers - ATT, Verizon, Sprint and Level 3; VNO’s - Vanco and Virtella; and system Integrators: EDS, IBM and Perot Systems.

Nexvu

The market for Nexvu’s products and services is highly competitive. There are a number of publicly-held companies in the application performance management market with which we compete. There is no assurance that we will be able to effectively compete in this market. Prospective competitors vary in size and in the scope and breadth of the products and services offered. Many of our potential competitors have a number of significant advantages, including a longer operating history, preferred vendor status with our potential customers, more extensive name recognition and marketing power and significantly greater financial, technical, marketing and other resources which would give them the ability to respond more quickly to new or changing opportunities, technologies and customer requirements.

There are several organizations and companies who have combined many application performance management functions into products and solutions that have traditionally operated profitably. Many of the following companies have combined key elements of network performance management, fault management and/or accounting management into their products, including Network General, Netscout, Computer Associates, Agilent, Acterna, Wildpackets, Apogee Networks, Compuware, Niksun, Lucent and Network Instrument.

Many of the application performance management products are developed, marketed and sold by the following organizations: Mercury Interactive (HP), Cisco, NetOOS, Netiq, Computer Associates and Compuware.

Frontrunner

Business competition comes from numerous similar-sized firms located in Frontrunner's regional geographic markets and national firms that largely compete for Frontrunner's top strata of customers. Competition is based upon price, quality of equipment sold, technical service/support provided, and breadth of product line offered. Frontrunner's value proposition is to provide superior services at affordable prices.

SEASONAL TRENDS

Seasonal purchasing trends for technology capital spending may cause our quarterly operating results to fluctuate. Typically, a disproportionate amount of technology spending occurs during the fourth quarter of a calendar year, with a significant drop-off in spending usually occurring in the first quarter of a calendar year.

RESEARCH AND DEVELOPMENT

During the fiscal years ended December 31, 2006 and December 31, 2005, the Company spent $1.3 million and $1.4 million, respectively, on research and development activities, exclusively with respect to our Nexvu operations. Research and development costs include cost of developers and system engineers, outside contractors, as well as overhead costs while developing our product. These costs are not directly borne by customers, but rather are inherently built into the pricing of our products to our customers. Frontrunner, Magenta 20/20, CentrePath and Global Capacity did not incur any research and development costs during 2006 or 2005.

PATENTS AND PROPRIETARY TECHNOLOGY

20/20

Magenta 20/20 does not currently hold any patents related to its Pricing Portal and Database and related proprietary software code, and relies on copyright laws for its protection.

CentrePath

CentrePath currently does not hold any patents or proprietary technology related to its Data Networking Solution offerings.

Global Capacity Group

GCG has built and designed a proprietary software system called “ProVision”. GCG does not hold any Patents on this intellectual property. ProVision in its broadest sense is a circuit order management system which enables GCG to obtain telecom assets, providers, and pricing throughout the country. ProVision enables GCG to price, procure, provision, track, account for the buy and sell sides of transactions and holds accounting/dashboard functions for GCG’s management to determine status of services along the supply and fulfillment chain and into maintenance.

Nexvu

We have a proprietary technology and confidential software code. Virtually all of the software used in our products has been developed by a product development team of eight individuals. None of the individuals involved in the development of our software has any ownership interest in this technology. Two pieces of network monitoring software used in one component of our products were developed by a third party. On August 31, 2002, we entered into software licensing agreements with this third party for each of the two pieces of software. Each agreement grants us a non-exclusive license for the worldwide rights to market and distribute the proprietary software. The license expressly grants us the right to sell or license products incorporating the third party's software. We have paid a total licensing fee of $300,000 for the two pieces of software and, in addition, agreed to pay a total royalty of $50 for each device we sell that includes the software. The agreements call for minimum royalty payments totaling $500,000, covering both products, payable on a quarterly basis beginning at the start of the quarter following our first customer shipment. The quarterly payments range from $12,500 for the first year to $37,500 for the fifth year. We made the first payment for the quarter ended March 31, 2004 in the amount of $12,500. Through December 31, 2005 we had paid a total of $150,000 toward the royalty payments. During 2006 we did not make any payments associated with the minimum royalty payment requirement.  We are in the process of renegotiating the agreement.  Once this agreement is in place, we may have additional longer term royalty payments to make. The agreements also give us the option to receive upgrades for each piece of software in consideration for a total annual fee of $15,000, payable for as long as we desire upgrades. The first payment, which was mandatory, was made one year after the delivery of the software. We are obligated to make further annual maintenance payments only if we desire the maintenance services. We chose to retain maintenance services and have paid the annual maintenance/update fee. Each license agreement has a term of five years with provision for annual renewals thereafter, and may be terminated by either party in the event of a payment default or material breach, except that the licensor may not terminate the agreement if we have made total royalty payments of $500,000. During 2004, the company performed an assessment of the reasonableness of the future minimum royalty payments that resulted in $435,550 of additional expense being recorded in addition to $50,000 recorded contractually in 2004. This additional expense represented the excess of the minimum annual royalty payments over the expected royalty payments that would have been due based upon the estimated amount of sales of the Nexvu product over the contractual time period.

During 2006 we applied for a patent on our network flow analysis method and system and expect to receive responses from the patent office during 2007. There is no assurance that this patent will be approved. We also expect to apply for additional patents in 2007 for new technology that was developed during 2006 as well as future patents as we further develop our products

Frontrunner

Frontrunner entered into a Software Development Agreement with InfoSpectrum on March 16, 1994, for the development of a custom designed enterprise resource planning system for a network integrator, including delivery of the system and user and technical documentation (“SSI Agreement”). The SSI Agreement further provides that upon termination of the SSI Agreement, for any reason, InfoSpectrum will deliver to Frontrunner one copy of all data, information and other material acquired or compiled by InfoSpectrum in respect of its services or the system, including a source code, object code and technical documentation. SSI will retain title to the developed software and has granted Frontrunner a license to utilize this software. Frontrunner paid InfoSpectrum a monthly maintenance fee in the amount of $16,000 through May, 2005. Effective June 2005, the agreement was revised to a monthly minimum retainer of $1,400. Actual time and material costs are accumulated against this retainer, with any costs exceeding the retainer requiring additional payment to InfoSpectrum. James Cuppini, Frontrunner's former President, is a 49% owner of InfoSpectrum.

EMPLOYEES

As of December 31, 2006, we had a total of 150 employees who are employed in the following areas: product development, quality assurance, product marketing and management, sales and sales support, installation technicians, IT support, customer support and finance and administration. Our future success will depend in part on our ability to attract, retain, integrate and motivate highly qualified sales, technical and management personnel, for whom competition is intense. We believe all relations with our employees are satisfactory. None of our employees are covered by a collective bargaining agreement.

GEOGRAPHIC INFORMATION

Financial information about geographic areas is incorporated by reference from Note 15 to our Consolidated Financial Statements included elsewhere in this Annual Report Form 10-KSB.

AVAILABLE INFORMATION

Our Web site is http://connectivitysi.net.com. We make available, free of charge, through our Web site, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. .

Item 2. Description of Property.

Our principal office was moved from 50 East Commerce Drive, Suite A, Schaumburg, Illinois 60173 to 125 South Wacker Drive, Suite 300 Chicago, Illinois 60606. Our Frontrunner and Nexvu office located in Schaumburg will relocate to a new location in the same area where we signed a new lease that expires in July 2012 at a cost of $50 thousand per year, with annual options to renew. We also entered into a two year office lease in Minnesota at a cost of $74 thousand per year. Another primary office, serving as headquarters for Northeast operations, is located at 412 Linden Avenue, Rochester, New York 14625. The Rochester office is leased through April 2011 with annual options to renew. Rent at this facility is approximately $130 thousand per year. A secondary hub located at 40 British American Boulevard, Albany, New York 12110, services downstate New York and the New England area. A three year lease was signed that expires in March 2007, with options to renew. Annual Albany rent is $83.5 thousand. Three small satellite offices housing limited sales and operations are located in Buffalo, NY, Pittsford, NY, Syracuse and NY Highland, NY. These three satellite offices all have short-term leases that expire in 2007, each with options to renew. The combined annual rent obligation for all three satellite offices is currently $36 thousand per year. In connection with our acquisition of 20/20, we assumed four leases. One office lease is located in Chicago, Illinois and carries a renewalable six month term at a cost of $30 thousand per year. The remaining three offices are on month-to-month terms at a cost of $12 thousand per year. We also assumed a lease in connection with our acquisition of Global Capacity for a facility in Houston, Texas that expires in August 2011, with annual options to renew. The current rent at this location is $78 thousand per year. In addition, we also assumed a lease in connection with our acquisition of CentrePath for a facility in Waltham, Massachusetts that expires in August 2008, with annual options to renew. The current annual rent at this location is $738 thousand per year; however we are currently subleasing a portion of this facility through the remainder of the lease for a total amount of $234 thousand.

Our management does not currently have policies regarding the acquisition or sale of real estate assets primarily for possible capital gain or primarily for income. We do not presently hold any investments or interests in real estate, investments in real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.              Market for Registrant’s Common Equity and Related Stockholder Matters

Our common stock, par value $0.01 per share, is traded on the OTC Bulletin Board under the symbol CGSY. At April 9, 2007, our common stock was held by approximately 205 record holders. On April 9, 2007, the closing sale price of a share of our common stock was $0.80.

The high and low sale prices per share of our common stock from the three quarters during the year ended December 31, 2006 was as follows:

	High	Low
Year ended December 31, 2006:
Second Quarter	$1.00	$.57
Third Quarter	.78	.36
Fourth Quarter	1.25	.44

Dividends

We have not paid any cash dividends since our inception, and our board of directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our board of directors deems relevant.

Recent Sales of Unregistered Securities

All unregistered securities issued during 2006 have been disclosed in our previous 10QSB or 8-K filings.

Equity Compensation Plan Information

The following is summary of our equity compensation plans as of December 31, 2006:
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))

Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	9,324,527*	$0.81	760,473*
Total	9,324,527	$0.81	760,473

*Consists of 1,524,527 securities issuable under our 2003 Long-Term Incentive Plan for key employees, which was approved by our board of directors on December 16, 2003, 4,800,000 time based and 3,000,000 performance based securities issued during 2006 to three key executives.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Our net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. During 2006, we completed three acquisitions which significantly increased the amount of debt and overall losses for the year. On January 19, 2007, we successfully completed the initial closing of new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrants coverage and we concluded the offering on April 9, 2007, at which time an aggregate of approximately $21 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing we raised an additional approximately $13.4 million of debt financing pursuant to a line of credit established with Hilco Financial, LLC. (initial draw of $7.0 million) and a secured subordinated term loan from a smaller number of individuals, bringing aggregate debt and equity funding to approximately $35 million. This capital raise allowed us to reduce the existing indebtedness and fund our current working capital needs. However, we continue to utilize cash to fund its current operations. Our cash balance as of April 9, 2007 and our ability to draw against our line of credit with Hilco Financial totaled $2.3 million. We currently believe this level of working capital will be sufficient to fund the operations until we start generating positive cash flow from operations in 2007. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. There can be no assurance that we will be successful in raising additional capital or issuing additional indebtedness if the need should arise, or that any such raise may not be dilutive to existing shareholders.

We presently have approximately 160 full time employees between all six entities (the Company and all five operating subsidiaries) as of April 9, 2007. We do not anticipate that this number will increase in the near future unless additional acquisitions occur or our revenue significantly increases. In addition, although we are in the process of integrating our operations, we are currently not anticipating any significant increases in our capital spending on software or equipment. We currently have a debt covenant with Hilco Financial which limits our capital expenditures to $500,000 per year.

Results of Operations

2006 vs 2005

Revenues for the twelve month period ended December 31, 2006 and 2005 were heavily influenced by Frontrunner. The total revenues during 2006 and 2005 were $14.8 million and $15.7 million, respectively, of which $12.0 million and $14.3 million were derived by our Frontrunner segment, representing over 81% and 92%, respectively, of our consolidated revenues. Frontrunner revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. Maintenance revenues for Frontrunner for the twelve month period ended December 31, 2006 and 2005, whether contractual or time and material based, represented $7.1 million and $7.9 million, or 60% and 55%, respectively, of Frontrunner’s total revenues. The reason for the decrease was due to $0.4 million of lower move/adds/change sales in 2006 when compared to 2005 and a decrease in the number of customers under maintenance contracts, resulting in a reduction in maintenance revenue of $0.4 million. Customers under contract at December 31, 2006 and 2005 were 230 and 279, respectively. Frontrunner was notified by one large customer its intent not to renew its annual maintenance agreement, which will negatively impact our maintenance revenue by $0.6 million in 2007. Installation revenue generated from Frontrunner during 2006 and 2005 totaled $4.9 million and $6.4 million, respectively, or 40% and 45%, respectively, of its total revenues. The reduction in Frontrunner’s installation revenue in 2006 from 2005 was the direct result of companies adopting newer telecommunication technology, which resulted in an overall increase in competition. Frontrunner’s ability to increase installation revenue will be highly dependent upon its ability to source this newer technology at a price point which allows them to be more competitive. Another factor includes Frontrunner’s ability to adequately train its employees and technicians on selling and supporting this newer technology. The Nexvu revenues for the twelve month period ended December 31, 2006 and 2005 were $1.3 million of which $1.0 million was derived from consulting services in both periods with the remaining revenues related to software licensing sales and related maintenance fees. During 2006, one customer accounted for approximately 80% of Nexvu’s overall revenue. We currently do not anticipate generating any revenue from this customer in 2007 which will have a significant negative impact on Nexvu’s business. Our acquisition of CentrePath which generates revenue by providing network control services, along with related consulting services contributed approximately $0.7 million of additional revenue during 2006. Revenues generated in 2006 from our acquisitions of 20/20 Technologies on September 6th and Global Capacity Group on December 11th through December 31, 2006 totaled $0.5 million and $0.4 million, respectively.

The gross margin rate was 49.3% for 2006 compared to 45.6% in 2005. Frontrunner’s overall gross margins, which accounted for 80.8% and 75.6% of the overall gross margin dollars generated during 2006 and 2005, were 49.2% and 45.5%, respectively. Frontrunner’s installation margins were 28% and 27%, while maintenance revenues gross margins were 54% and 52% during 2006 and 2005, respectively. Frontrunner’s maintenance gross margin improved slightly as a result of implementing several cost cutting measures during 2006 in response to an overall reduction in Frontrunner’s maintenance revenue from several customers not renewing their annual support agreements. Since a large percentage of our maintenance costs are fixed in nature, any significant reduction in maintenance revenue would have a deteriorating effect on the related gross margins. The Nexvu gross margin rate for 2006 was 51.8% and 46.8% for the years ended 2006 and 2005, respectively. The reason for the increase in the increase in gross margin percentage was due to an overall reduction in royalty costs incurred during the year. In 2005, we paid a company $150,000 in royalties versus $0 in 2006. We are in the process of renegotiating our license agreement with this company, which could result in higher royalty payments in the future. 20/20, CentrePath and Global Capacity Group had a combined gross margin of 48.3% and accounted for approximately 10.3% of the overall gross margin dollars recognized in 2006.

Total operating expenses were as follows:

	Twelve months ended
	December 31, 2006	December 31, 2005
Compensation	$8,366,826	$5,446,071
Travel and entertainment	373,657	248,279
Occupancy	653,486	490,099
Professional services	1,418,281	639,965
Insurance	318,342	319,533
Depreciation and amortization	1,199,828	852,000
Goodwill impairment charge	1,400,000	—
Other operating expenses	1,193,258	1,023,619
Total operating expenses	$14,923,678	$9,019,566

Frontrunner, along with the Company absorbs a majority of the selling, general and administrative expenses due to the relative size of the organization compared to the rest of the entities. Also, the total operating expenses only include 20/20, CentrePath and Global Capacity Group’s from their respective acquisition date through December 31, 2006. The majority of our operating expenses consist of compensation expenses and professional fees. Of the total $14.9 million and $9.0 million of operating expenses recognized during 2006 and 2005, Frontrunner comprises $7.2 million and $6.4 million, respectively. When comparing Frontrunner’s operating expenses from 2006 to 2005, the increase of $0.8 million was primarily due to a goodwill impairment charge of $1.4 million, partially offset by $0.6 million of lower levels of compensation and travel and entertainments costs. The decrease in these costs was the result of an overall reduction in headcount as Frontrunner’s revenue had declined from $14.3 million in 2005 to $12.0 million 2006. Operating expenses for Nexvu and the Company accounted for $5.8 million during 2006, up from $2.7 million for the year ended 2005. During 2006 we adopted FAS123(R), which resulted in the recognition of stock compensation expense of $1.8 million for stock options and warrants issued to employees, which was classified in compensation costs. The Company had expensed executive bonuses totaling $0.6 million and had an increase in compensation costs of $0.1 million during 2006. The Company also had an overall increase in professional fees and outside services of $0.7 million in 2006, when compared to the prior year of which approximately $0.4 million related to stock warrants issued and $0.1 million related to the issuance of common stock to a non-employee related to consulting services provided. These costs were partially offset by lower operating costs for Nexvu of $0.3 million, which were primarily compensation related as the result of an overall reduction in headcount. The remaining increase in operating costs in 2006 when compared to 2005 was due to our acquisitions of 20/20 Technologies, CentrePath and Global Capacity, which totaled $1.5 million, $0.3 million and $0.1 million, respectively. The increase in depreciation and amortization was the result of the identified intangible assets and fixed assets associated with our acquisitions of 20/20, CentrePath and Global Capacity. The total amount of amortization and depreciation expense recognized during 2006 was $0.2 million, $0.2 million and $0.1 million, respectively.

Interest expense for 2006 was $3.9 million compared to $0.3 million during 2005. The increase in interest expense is the direct result of the additional indebtedness to facilitate our acquisitions of 20/20 Technologies, CentrePath and Global Capacity during 2006, along with our additional indebtedness. Of the increase in interest expense, approximately $2.8 million related to expense allocated to the stock warrants issued in connection with the debt.

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

Frontrunner absorbs a majority of the selling, general and administrative expenses due to the relative size of the organization compared to Nexvu. The 2004 expenses represent the Frontrunner expenses from the time of acquisition (September 2004) to the end of the year. Accordingly, prior year amounts are not necessarily comparable to 2005 expenses. The majority of our operating expenses consist of compensation expenses and professional fees. Of the total $9.0 million of selling, general and administrative expenses, Frontrunner comprises $6.8 million with Nexvu and the Company representing the remaining amount. During 2004, we took steps to reduce the overall number of Nexvu employees by over 50%. Annual savings from this reduction are over $2.0 million due to decreased compensation, travel and other incidental expenses. The professional fees are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and the NASD as well as other general counsel expenses. The reduction from the prior year represents an overall lower level of securities work being performed during 2005. Our travel and entertainment expenses relate primarily to costs associated with our sales force. The 2005 reduction reflects our efforts to trim the Nexvu employees and related expenses associated with such staff. Our occupancy expense represents the costs of our corporate offices in Schaumburg, IL along with offices for Frontrunner in Rochester, NY, as well as 11 other sales offices. During September, 2004, we made the decision to move our corporate offices to another location in Schaumburg, IL, sharing space with the Frontrunner division. The increase in the occupancy costs is the direct result of having Frontrunner for full year. Partially offsetting the Frontrunner increase is the impact of the decision made during 2004 to consolidate the corporate and Nexvu offices with existing Frontrunner office space in the Chicago area. During 2004, in addition to the above minimum royalty charges, Nexvu recorded a valuation allowance for a software licensing fee paid to the same third party that the minimum royalty payments are made. This valuation allowance was $217,800 and is in addition to the $74,400 amortized during the year.

Interest expense for 2005 was $347.2 thousand compared to $43.4 thousand during 2004. The increase in interest expense is the direct result of having Frontrunner included in our operations for a full year during 2005, compared to only a partial year during 2004.

Liquidity, Capital Resources and Going Concern

Cash used in operating activities during the twelve months ended December 31, 2006 and 2005 was $4.1 million and $1.8 million, respectively. The cash used in operating activities was principally due to the net loss for the year. There was a significant variance between operating loss and net cash used in operating activities due to stock option and warrant expense of $6,332,610 and a goodwill impairment charge of $1,400,000.

The cash used in investing activities was $10.4 million and $85 thousand for the twelve months ended December 31, 2006 and 2005, respectively. During 2006 the Company made three investments in acquisitions for 20/20, CentrePath and Global Capacity. The 20/20 acquisition which was completed through the issuance of our common stock and shares of Series B Convertible Preferred Stock (convertible into common stock) and the refinance of existing 20/20 debt resulting in an investment $3.5 million, which is disclosed as a non-cash item, resulted in net cash provided of $50 thousand. Our acquisition of CentrePath was facilitated through the issuance of a short-term bridge note resulting in an investment of $5.0 million, net of cash acquired. The acquisition of Global Capacity was primarily facilitated through the issuance of a short-term bridge note totaling $4.7 million. The investment in Global Capacity totaled $5.3 million, net of cash acquired. Our capital expenditures for the years ended 2006 and 2005 totaled approximately $0.1 million in both periods. During 2006 our capital expenditures consisted primarily of computer related equipment and vehicles for our Frontrunner business. In 2005, the expenditures were primarily for computer equipment utilized in testing our Nexvu Application Performance Management product and other computer-related equipment at Nexvu. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make additional capital expenditures related to the integration of our operations. As part of our debt covenant with Hilco Financial, our capital expenditures are limited to $500,000 per year.

Cash provided by financing activities during the twelve months ended 2006 totaled approximately $15.3 million. This was the result of the additional indebtedness associated with the issuance of a mandatory convertible debt which totaled $1.3 million and other short-term debt issued during 2006 to facilitate the acquisition of 20/20, CentrePath and Global Capacity, which totaled $2.5 million, $7.9 million and $4.7 million, respectively. These amounts were partially offset by the repayment of debt totaling $1.1 million during 2006. Cash used in financing activities during the twelve months ended 2005 was due to the repayment of Frontrunner debt.

Historically our working capital requirements have been met through proceeds of common stock private equity offerings and debt issuances. As of December 31, 2006, we had $1.2 million of cash and cash equivalents. On January 19, 2007, we successfully completed a recapitalization of our bridge debt financing, through the initial closing of equity financing, which when coupled with additional issuances, totaled approximately $21 million. This sum, when combined with our new Hilco line of credit and an approximately $6.4 million term debt financing provides us with aggregate working cash capital of $2.3 million as of April 9, 2007. We currently believe this level of working capital will be sufficient to fund the operations until we start generating positive cash flow from operations in 2007. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. There can be no assurance we will be able to raise additional capital or issuance additional indebtedness, or if we do so that it will not be dilutive of existing investors.

We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. We also have entered into several purchase commitments with various telecommunication companies for the provisioning of bandwidth, which is resold by Global Capacity. The following table summarizes our future contractual obligations as of December 31, 2006:

	Operating Leases	Capital Leases	Debt Obligations	Minimum Royalty Payments
2007	$1,115,053	$51,225	$26,583,086	$225,000
2008	769,378	36,880	909,763	150,000
2009	237,463	5,121	382,255	—
2010	221,864	—	50,793	—
2011	97,009	—	32,820	—
Thereafter	—	—	62,905	—
Total contractual obligations	$2,440,767	$93,226	$28,021,622	$375,000

The debt obligation related to Harris Bank as of December 31, 2006 was callable and not in compliance prior to January 19, 2007. However, the Company subsequently paid off most debt that was not in compliance as of January 19, 2007 (see Note 16 - “Subsequent Events”). The above table does not include two $3.0 million dollar earn-out payments related to our acquisition of Global Capacity in December 2006. Both payments are based upon achieving certain revenue and gross margin targets over the next two years. The first $3.0 million payment is due in cash and payable in October 2008 and the second $3.0 million payment is payable either through the issuance of our common stock (based on the fair market value of our common stock as of the relevant pay out period) or in cash or a combination of the two at our discretion in October 2009. The Company will record any such payments as additional consideration as compensation in the period the revenue objectives have been met.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of the interpretation to have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

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

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software and the provision of services. It also generates revenue from the provisioning and reselling of telecommunication circuits and from supporting and monitoring of its customers’ networks.

For revenue from product sales and services, the company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. For revenue from the sale of software is recognized in accordance with SOP 97-2, Software Revenue Recognition , as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions

Both SOP 97-2 and SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to the customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or software has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP97-2. Under this method the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license.

The Company recognizes revenues and all related costs on consulting and installation contracts with revenues of $100,000 or more using the percentage of completion method. Progress is measured by the percentage of actual labor incurred to date to management's estimate of total labor to be incurred on each contract. This method is used as management considers labor incurred to be the best available measure of progress on these contracts. Contract costs include all direct subcontractor labor and supervisory labor costs and those indirect costs related to contract performance such as indirect labor, supplies, and other general expenses. Provisions for estimated losses on uncompleted contracts are made in the period in which such losses are determined. Changes in job performance, conditions and estimated profitability may result in revisions to costs and income and are recognized in the period in which revisions are determined. All installation contracts with revenues less than $100,000 are accounted for on the completed contract method. The Company recognizes revenue and all related costs on these contracts upon delivery and acceptance by the customer.

The Company also earns sales revenue from providing its customers ongoing access to broadband data services and from the installation of those services. Ongoing services are billed in advance and the installation of those services are billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

The Company defers maintenance and services revenue related to providing network monitoring and the ongoing access to broadband. This revenue is recognized ratably over the term of such contracts. The Company defers recognition of revenue on consulting and training billings until the related services are performed.

Goodwill and Purchased Intangible Assets

SFAS No. 142, “Goodwill and Other Intangible Assets” requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses, databases, developed technology, customer lists and trade names are amortized on a straight-line basis over periods ranging from 3 to 11 years, representing the remaining life of the assets.

Based on the impairment test performed during 2006, the Company determined the goodwill for Frontrunner was impaired and recognized a charge in the amount of $1.4 million. No impairment of goodwill was recognized in 2005. There can be no assurance that future goodwill impairment tests will not result in a charge to earnings.

Stock-Based Compensation

At December 31, 2006, the Company has a stock option plan and separate employee related stock option agreements, which are described more fully in Note 4. Prior to January 1, 2006, the Company accounted for those plans and agreements under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees , and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation . No stock-based employee compensation cost was recognized in the Statement of Operations for twelve month period ended December 31, 2005, as all outstanding unvested options granted under those plans at that time had an exercise price equal to the market value of the underlying common stock on the date of grant and no restricted stock grants were outstanding during that period. Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment , using the modified-prospective-transition method. Under this transition method, compensation cost recognized in fiscal 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Off - Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of December 31, 2006 or 2005.

Risk Factors

In evaluating us and our business, you should carefully consider the following risk. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. The order in which the following risks are presented is not intended to represent the magnitude of the risks described. Many of the risks set forth below are written as they apply to our business as presently constituted, but have similar if not identical application to the businesses of any companies we may acquire in the future.

Acquisition Risks

We may choose to effect additional acquisition targets. Should we choose to effect additional acquisitions, any such future acquisition shall be subject to all of the risks inherent in purchasing a new business. Shareholders must rely upon management’s estimates as to fair market value and future opportunities with respect to acquisitions of such companies. In addition, in order to attract and retain key personnel with respect to any acquisitions (including 20/20, CentrePath and Global Capacity) we may be obligated to increase substantially the benefits with respect to employment agreements and equity participation rights (through the issuance of stock, warrants, options, phantom stock rights or other assets with equity participation features) which could be substaintially dilutive of existing shareholders.

We  face operational challenges from acquisition targets and have a history of losses. With the exception of Global Capacity, each of our operating subsidiaries has a history of losing money, and is presently losing money and there can be no assurances that they will be able to generate a profit following the integration of the recently acquired companies. A significant amount of the proceeds in our recently completed equity offering was applied to satisfy preexisting liabilities, as opposed to funding of growth.

We have lost money over our entire operating history and there can be no assurances that either our historical business, or our business as centered around our new Telecom Integrator strategy will prove profitable. This risk is further heightened by the fact that the integration of an acquired business often results in the incurring of substantial costs and possible disruption of the business once acquired due to differences in the culture between the entities and the possibility that key employees may either elect not to continue with the integrated entity or work under a different motivation than prior to the acquisition. In addition, customers and suppliers may modify the way they do business due to their perception of the company post acquisition and/or due to certain preconceived issues that they may have with the acquiring company.

Our recently acquired Subsidiaries have not operated profitably in the past.  Nexvu nor 20/20 has had any history of operating profitably.  Frontrunner has generated positive EBITDA, but is unable at the present time to generate sufficient cash to service in full both the cost of our operations as a public company and the secured and unsecured debt on its balance sheet.  CentrePath has not generated funds sufficient to support the historical deficit cash flows and debt services obligations of its operations. Our business plan contemplates a rapid turn around in the fortunes of the consolidated enterprise, as a “smart Telecom Integrator” however should the anticipated future profitability not occur, or should it be delayed due to factors beyond our control (or due to delays in obtaining sufficient traction in the market to operate on a consolidated profitable basis), we may need additional capital beyond what was raised in our recent offering, both to satisfy accrued, unpaid liabilities presently existing, as well as to satisfy any future negative cash flow generated by us.  There can be no assurances that we will be able to source the additional funds, if any, necessary to ensure our survival due to adverse consequences from any of the above factors.

We have incurred substantial debt in acquiring 20/20, CentrePath and Global Capacity. As noted elsewhere in this Form 10-KSB, we are presently carrying substantial secured first lien debt with respect to our borrowing from Hilco Financial and second lien term debt in favor of the convertible debt holders with term debt maturing in January of 2009. This debt was used in large part to refinance the bidge loans that had been put in place to fund the acquisitions of 20/20, CentrePath and Global Capacity as well as to fund ongoing negative cash flows of the Company. This leverage will increase the risk of default due to the added debt service obligation. It may also bring with it certain restrictive covenants which could alter the way in which we do business in the future. In addition, the Hilco financing comes due 18 months from its initial closing and the terms debt comes due six months thereafter. There can be no assurances that the Company will be able to refinance or extend any of such debt.

Business Risks

Our success is highly dependent on us taking principal positions in telecommunication circuit contracts, especially with ‘novations’.  The significant revenue growth in our business plan is predicated on our ability to successfully take principal positions in large telecommunication circuit contracts. A novation is the assumption of existing circuits business from a client and managing it to an improved cost basis with the same or better quality of services. Since these contracts tend to have a high dollar value, any delay in securing them will have a significant impact on our current year’s revenue and cash from operations.  Operationally, it leverages our automated logistics systems in pricing and remote support to do this. Customers and suppliers alike will demand credit worthiness as well. We have many such opportunities in the our sales pipeline and the market appears ready to accept our innovative approach to outsourcing of these functions. However, we have secured no novations contracts to date. In the event we do experience a delay or are ultimately unsuccessful in closing these orders, we may be forced to raise additional capital through issuance of new equity or increase our debt load, or a combination of both to fund our current operations.  However, there can be no assurance we will be able to raise additional capital or issuance additional indebtedness, or if we do so that it will not be dilutive of existing investors. There is a risk that prospective customers may delay or not issue orders until our balance sheet is stronger and that potential suppliers of bandwith may cutback supply of bandwidth absent cash or cash collateral.

We have historically lost money and losses may continue. We have incurred losses since our inception, and cannot assure you that we will achieve profitability. Through December 31, 2006, we have incurred cumulative losses of $22.6 million. Our loss in 2006 widened to $11.5 million from $2.3 in 2005, to succeed, we must develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition. Our independent auditors have issued a going concern opinion on our consolidated financial statements and in the past as have the auditors for 20/20 and CentrePath.

As noted above, our business plan contemplates primary emphasis on the development of our Telecom Integrator model. It should be noted that while circumstances surrounding the start up and operations of Universal Access, Inc. (a Telecom Integrator founded by Mr. Shutt and of which he and Mr. King served as principals until late 2002) are entirely different than the current circumstances, Universal Access did file for bankruptcy in August 2004, almost two years after their departure, although such entity was ultimately sold for in excess of $22,000,000.

Bankruptcy of Universal Access Global Holdings, Inc and Class Action Settlement. Patrick Shutt was a founder of Universal Access, as well as its CEO and a director through the date of his resignation from the company in late 2002. George King was one of its initial employees as well, and served as an executive officer through the date of his resignation from the company in late 2002. Universal Access filed for bankruptcy protection in August, 2004, almost two years after their departure, and was ultimately sold to Vanco for $22,000,000.

During their tenure at Universal Access, two class action lawsuits were filed against Universal Access and certain named individual defendants, including in each instance, Mr. Shutt. Both of the lawsuits were settled, with no finding of liability against Mr. Shutt. A brief description of those lawsuits follows.

In November 2001, a complaint captioned In re: Initial Public Offering Securities Litigation was filed in Federal District Court for the Southern District of New York on behalf of a purported class of persons who purchased Universal Access stock between March 16, 2000 and December 6, 2000. The complaint generally alleged that various underwriters engaged in improper and undisclosed activities related to the allocation of shares in its initial public offering of securities. The complaint brought claims for violation of several provisions of the federal securities laws against the underwriters of its IPO, and also against certain of its former directors and officers (including Mr. Shutt) under the Securities Act of 1933 and the Exchange Act of 1934. Similar lawsuits concerning more than 300 other companies’ initial public offerings were filed in 2001, all of which were consolidated into a single coordinated proceeding in the Southern District of New York. The matter was settled with proceeds from its directors’ and officers’ liability insurance. The settlement provided for among other things, a release of Universal Access and of the individual defendants for the conduct alleged in the action to be wrongful in the complaint.

Universal Access and certain of its former directors and officers (including Mr. Shutt) were defendants in an action brought in the United States District Court for the Eastern District of Texas, Frandsen v. Universal Access, Inc., et al., No. 9:02CV103 (E.D. Tex.). This case was also captioned as In re: Universal Access, Inc. Securities Litigation Civil Action No. 9:02CV103. The complaint alleged causes of action for securities fraud in connection with public disclosures made by its officers between 2000 and 2002. Universal Access and all the defendants denied any wrongdoing. The matter was subsequently settled for $11,000,000 with no finding of wrongdoing against any defendant.

We may need additional capital. We may need to obtain additional financing over time to fund operations and/or to strengthen out balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, services offered and development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us. Failure to obtain financing could have a material adverse effect on our business.

We are dependent upon key members of management. Our success depends to a significant degree upon the continuing contributions of our key management: Thomas Hudson, our CEO, Patrick Shutt our COO, and George King our President of Global Operations and Development, Robert Pollan our Chief Information and Strategy Officer. These individuals have the most familiarity with the products we offer and the markets in which we offer them. Lee Wiskowski and Douglas Stukel, our former co-CEOs and Robert T. Geras, our Chairman have been and will continue to be integral to our fund raising efforts. The loss of any of these individuals could have a material adverse effect on our business and we do not maintain key man insurance on any of these individuals.

Telecom Midwest (Illinois) Obligations. In 1997, Telecom Midwest, LLC an Illinois limited liability company (Telecom Midwest) purchased assets from and delivered two notes to the shareholders of the corporation which sold its assets to Telecom Midwest. In 1999, Telecom Midwest sold its assets to Telecom Midwest, LLC, a Delaware limited liability company (Telecom Delaware), which was a subsidiary of Frontrunner. There was no assumption of the Telecom Midwest obligations for the notes to shareholders by Telecom Delaware. Telecom Midwest defaulted on the notes and the noteholders obtained judgments against Telecom Midwest in the amounts of approximately $343,000 and approximately $89,000 respectively. The assets of Telecom Midwest were inadequate to satisfy the judgments. Upon receipt of a court order against Telecom Midwest, counsel for Frontrunner advised that the Frontrunner Common Stock owned by Telecom Midwest (approximately 6.6%) would be transferred to the two shareholders (judgment creditors). Frontrunner failed to register the transfer of the Telecom Midwest shares to the judgment creditors or reflect the transfer on its records. Frontrunner then merged with us in September 2004. In connection with the merger of Frontrunner, no consideration was provided to the Common Stockholders of Frontrunner and $222.18 was paid to its Preferred Stockholders. Since Frontrunner did not register the transfer of the Telecom Midwest shares to the creditors and reflect the transfer on its records, the creditors were not provided notice of the merger transaction or the merger consideration for the Telecom Midwest shares. The judgment creditors and other former Frontrunner common shareholders have contacted Frontrunner seeking compensation for their Frontrunner stock over one year ago, but no formal demand has been made. We believe the judgment creditors and any other former Frontrunner common shareholders are not entitled to compensation and that if such individuals had been listed as shareholders of record, the Frontrunner Common Stock had no value. However, there is a risk that the judgment creditors or other former Frontrunner common shareholders may pursue legal measures to recover the judgment amounts which could cause us to incur material costs in defending any such claims.

We face the risk of product obsolescence if we fail to develop new products. We expect that the market for our products and services will be characterized by rapidly changing technology and new product introductions. Our success will depend, in part, upon our continued ability to provide products with the advanced technological qualities desired by our customers, to enhance and expand our existing product offerings and to develop in a timely manner new products that achieve market acceptance. Failure to enhance and expand existing product offerings or failure to develop new products could have a material adverse effect on our business, results of operations and financial condition.

Competition in our current and anticipated future markets is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our products and services. Additionally, there can be no assurances that we will be able to successfully develop the next generation of products and services necessary to establish a lead on the market or that if we are able to do so, that customer acceptance for these products could continue. Replication by competitors of our existing products, failure to develop new products or failure to achieve acceptance of products could have a material adverse effect on our business and financial condition.

Given the software intense nature of our business, once a product or service is developed, competition has the ability to lower its pricing significantly to gain market share, due to the minimal incremental cost to product production. Additionally, certain aspects of the market may be lost to the extent over time “free” software is developed to address this functionality. These factors could have a material adverse effect on our business and financial condition.

In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers and suppliers as to the survivability of the company. Even if we are profitable, we may experience significant resistance from prospective customers due to our relatively small size. This could be exacerbated, since we have not attained break-even profitability since our inception and we continue to maintain significant debt on our balance sheet. This resistance could have a material adverse effect on our results of operations and financial condition.

Risk of delayed development of application performance market for Nexvu. Nexvu’s ability to achieve significant revenues is dependent in large part on companies’ recognizing the need for and allocating portions of their technology budget to application performance management products. It is possible that the application performance management market will not grow appreciably, or that it will not grow fast enough to allow Nexvu to recognize significant revenues. Nexvu depend on a relatively rapid acceptance of application performance management products to a greater extent than companies with greater resources, failure could have a material adverse effect on our results of operations and financial condition. The success of our Nexvu products is dependent upon our ability to continue to support our engineering staff, which works on an ongoing basis both in improvement of the technology as well as providing a customer support function both as to operations and troubleshooting. Should we fail to be able to provide this critical support function, it could impair our ability to realize value on a continual basis from such product or to realize meaningful proceeds from any future disposition efforts with respect to the product.

We face various Internet, Software and Software License Issues. Rapid growth in use of and interest in the Internet is a recent phenomenon and there can be no assurance that acceptance and use of the Internet will continue to develop or that a sufficient base of users will emerge to support our business. Our future revenues may, in part, depend on the widespread acceptance and use of the Internet as a source of multimedia information and entertainment and as a vehicle for commerce in goods and services.

Defects in our software could reduce demand for our products and expose us to costly liability that would adversely affect the Nexvu’s operating results. The Nexvu Application Performance Management System product we offer is internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold.

In addition, our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state or local laws, ordinances or judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of many of our products in mission-critical applications. We do not maintain product liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse effect on our results of operations and financial condition.

We face uncertainties regarding our patents and protecting our proprietary technology. Although we have applied for certain patents with respect to our Nexvu operations, and may apply for additional patents regarding the activities of Nexvu and our other subsidiaries, there can be no assurances that we can obtain patent protection or that, if we obtain it, that it will be enforceable or that there are not other ways to effectively gain the benefits of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights. For those technologies that are the subject of trade secrets, there is not patent protection, and our ability to protect such competitive advantages will be a function of many factors which are not fully within our control, including maintenance of confidentiality agreements and general efforts to keep trade secret information from coming into the public domain. Failure to protect our patents and our confidential information (as well as associated business techniques) could have a material adverse impact upon the away in which the Company does business.

Item 7. Financial Statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Capital Growth Systems, Inc. and Subsidiaries

We have audited the accompanying balance sheets of Capital Growth Systems and Subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversights Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems and Subsidiaries as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company’s recurring losses, negative cash flows from operations, and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As discussed in note 2 to the financial statements, the Company adopted SFAS 123R, Share-Based Payments, effective January 1, 2006.

/s/Plante & Moran, PLLC
Elgin, IL
April 20, 2007

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2006	2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,203,819	$436,842
Accounts receivable, net	2,786,749	1,232,606
Inventory, net	1,115,753	1,537,908
Prepaid expenses	549,715	121,466
Other current assets	86,162	34,987
Total Current Assets	5,742,198	3,363,809
FIXED ASSETS - net of accumulated depreciation	4,750,471	947,203
OTHER ASSETS
Software licensing fee, net	10,244	26,778
Intangible assets, net	11,748,506	2,812,334
Goodwill	15,078,633	3,965,543
Other Assets	50,696	18,543
Total Other Assets	26,888,079	6,823,198
TOTAL ASSETS	$37,380,748	$11,134,210

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$24,147,700	$3,815,337
Current maturities of obligations under capital leases	42,872	—
Accounts payable	2,674,317	536,453
Accrued expenses	4,671,745	1,389,514
Deferred revenue, current portion	2,002,834	1,536,369
Advance billings	321,045	964,734
Warranty Reserve	152,050	191,624

Total Current Liabilities	34,012,563	8,434,031
LONG-TERM LIABILITIES
Deferred revenue, net of current portion	112,222	—
Long term portion of debt	1,309,194	851,379
Long term portion of obligations under capital leases	38,653	—
Total Liabilities	35,472,632	9,285,410
SHAREHOLDERS' EQUITY
Preferred Stock, $.0001 par value, 5,000,000 authorized; 2,516.10 Series B Convertible issued and outstanding as of December 31, 2006 and none outstanding as of December 31, 2005.	—	—
Common stock,$.0001 par value, 25,000,000 authorized; 17,115,754 and 17,015,754 issued and outstanding common stock at December 31, 2006 and December 31, 2005, respectively, 3,899,315 shares were issuable at December 31, 2006.	2,101	1,701
Additional paid-in capital	24,519,495	12,831,414
Accumulated other comprehensive loss	(48,904)	—
Accumulated deficit	(22,564,576)	(10,984,315)
SHAREHOLDERS' EQUITY	1,908,116	1,848,800
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,380,748	$11,134,210

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Twelve months ended, December 31,
	2006	2005

REVENUE	$14,820,913	$15,656,226
COST OF GOODS SOLD	7,507,679	8,520,909
GROSS MARGIN	7,313,234	7,135,317
OPERATING EXPENSES
Compensation	8,366,826	5,446,071
Travel and entertainment	373,657	248,279
Occupancy	653,486	490,099
Professional fees	1,418,281	639,965
Insurance	318,342	319,533
Depreciation and amortization	1,199,828	852,000
Goodwill impairment charge	1,400,000	-
Other operating expenses	1,193,258	1,023,619
TOTAL EXPENSES	14,923,678	9,019,566
OPERATING LOSS	(7,610,444)	(1,884,249)
INTEREST EXPENSE, NET	3,909,466	347,191
NET LOSS BEFORE INCOME TAXES	(11,519,910)	(2,231,440)
INCOME TAXES	60,351	61,448
NET LOSS	$(11,580,261)	$(2,292,888)
Basic and Diluted Loss per Share	$(0.63)	$(0.13)
Average Shares Outstanding	18,316,358	16,984,606

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Series B Convertible Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Translation Adjustment	Total Equity	Comprehensive Income (Loss)
Balance, January 1, 2005	16,940,754	-	$1,694	$12,730,171	$(8,691,427)	$-	$4,040,438
Net Loss - 2005	-	-	-	-	(2,292,888)	-	(2,292,888)	$(2,292,888)
Stock issued for Frontrunner acquisition	75,000	-	7	101,243	-	-	101,250
Balance, December 31, 2005	17,015,754	-	$1,701	$12,831,414	$(10,984,315)	$-	$1,848,800	$(2,292,888)
Stock issued for consulting services	100,000	-	10	134,990	-	-	135,000	-
Stock issued for 20/20 acquisition	3,899,315	2,516.10	390	5,167,244	-	-	5,167,634	-
Stock based compensation expense	-	-	-	1,297,769	-	-	1,297,769	-
Stock warrants issued to employees	-	-	-	502,591	-	-	502,591	-
Stock warrants issued to consultants	-	-	-	388,366	-	-	388,366	-
Stock warrants issued for debt issuance	-	-	-	4,197,121	-	-	4,197,121	-
Foreign translation adjustment	-	-	-	-	-	(48,904)	(48,904)	(48,904)
Net Loss - 2006	-	-	-	-	(11,580,261)		(11,580,261)	(11,580,261)
Balance, December 31, 2006	21,015,069	2,516.10	$2,101	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$(11,629,165)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve months ended December 31,
	2006	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net Loss	$(11,580,261)	$(2,292,888)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	1,199,828	852,000
Consulting expenses paid in common stock	135,000	-
Consulting expenses issued in warrants	388,366	-
Stock warrant expense issued with debt	2,809,057	-
Stock option and warrant compensation expense issued to employees	1,800,359	-
Goodwill impairment charge	1,400,000	-
Changes in working capital items, net of amounts acquired:
Accounts receivable	(182,939)	221,973
Inventory	422,155	444,194
Prepaid expenses	(126,877)	(31,163)
Other current assets	(49,869)	84,365
Deposits and other assets	(445)	26,109
Accounts payable	301,687	(871,046)
Accrued expenses	181,948	(103,609)
Deferred revenue	(94,576)	64,286
Advance billings	(643,689)	(249,296)
Warranty reserve	(39,574)	76,594
	7,500,431	514,407
Net cash used in operating activities	(4,079,830)	(1,778,481)
CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of 20/20, cash acquired	49,856	-
Acquisition of CentrePath, net of cash acquired	(5,011,672)	-
Acquisition of Global Capacity Group, net of cash acquired	(5,326,879)	-
Purchase of fixed assets	(105,118)	(84,177)
Payments for software license	(309)	(400)
Net cash used in investing activities	(10,394,122)	(84,577)
CASH FLOW FROM FINANCING ACTIVITIES
Repayments of debt	(1,148,567)	(1,360,994)
Issuance of debt	16,438,399	-
Net cash provided by (Used in) Financing Activities	15,289,832	(1,360,994)
Effect of exchange rate changes on cash and equivalents	(48,903)	-
Increase (Decrease) in Cash	766,977	(3,224,052)
Cash and Cash Equivalents - Beginning of Period	436,842	3,660,894
Cash and Cash Equivalents - End of period	$1,203,819	$436,842

The accompanying notes are an integral part of these consolidated financial statements.

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$403,701	$400,746
Cash paid for income taxes	351	16,448

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Common stock issued for the acquisition of Frontrunner	$-	$101,250
Common stock issued for the acquisition of 20/20	5,167,634	-
Debt refinanced for the acquisition of 20/20	3,559,416	-

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”), Frontrunner Network Systems Corp. (“Frontrunner”), CentrePath, Inc. (“CentrePath”), Global Capacity Group, Inc. (“GCG”), 20/20 Technologies, Inc. (“20/20”) and its wholly-owned subsidiary, Magenta net Logic (“Magenta”) . Except where necessary to distinguish the six entities, we will refer to all six as the “Company.” All intercompany accounts have been eliminated in consolidation.

Acquisition of 20/20 Technologies

On September 8, 2006, the Company entered into an Agreement and Plan of Merger (the “20/20 Merger Agreement”) with 20/20 Technologies, Inc., a Delaware corporation (“20/20”). Pursuant to the terms of the 20/20 Merger Agreement, the Company agreed to acquire all of the capital stock of 20/20 in exchange for certain cash, stock consideration and the assumption of certain indebtedness. The Company and 20/20 effected the transaction through a reverse triangular merger whereby a subsidiary established for the purpose of merger was merged with 20/20, and 20/20 was the surviving corporation (the “Merger”).

The aggregate consideration paid to 20/20 in connection with the Merger was $8,727,050, comprised of debt refinanced in the amount of $3,559,416 and stock valued at $5,167,634. The stock consideration consisted of 3,899,315 shares of the Company's common stock, par value of $0.0001 (“Common Stock”) and 2,516.10 shares of the Company's Series B preferred stock, par value $.0001 (the “Series B Preferred Stock”, and collectively with the shares of Common Stock, the “Transaction Shares”). The value of the Transaction Shares was based on the average closing price of the Company's Common Stock for the ten trading days immediately preceding the Closing Date and was equal to $0.68 per share. The Series B Preferred Stock, by its terms will automatically convert into an additional 3,700,147 shares of common stock upon the filing of articles of amendment to the Company's articles of incorporation authorizing the issuance of not less than 50,000,000 shares of common stock, and it enjoys a liquidation preference prior to conversion equal to $0.68 per share. A portion of the Transaction Shares have been held back as security in connection with certain indemnification obligations of 20/20 and its stockholders.

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of 20/20. Under the purchase method of accounting, the total estimated consideration as shown in the table below is allocated to 20/20’s tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date. The consideration is allocated as follows:

Debt refinanced		$3,559,416
Value of stock issued		5,167,634
Professional fees		250,000
Total purchase price		$8,977,050
Assets and liabilities acquired/assumed
Cash	$49,856
Accounts receivable	66,115
Other current assets	14,140
Property and equipment, net	9,904
Other assets	4,675
Accounts payable	(639,589)
Accrued expenses and other current liabilities	(357,783)
Deferred revenue	(258,254)
Notes payable	(3,247,479)
Net liabilities assumed		(4,358,415)
Identifiable intangible assets		4,525,400
Goodwill		8,810,065
Total		$8,977,050

The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

	Fair Value	Useful Life	Annual Amortization
Developed technology	$3,755,400	11 years	$341,400
Trade name	50,000	3 years	16,667
Customer base	720,000	8 years	90,000
	$4,525,400		$448,067

The amount allocated to goodwill is not deductible for tax purposes.

Acquisition of CentrePath

On November 22, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CentrePath, Inc., a Delaware corporation (“CentrePath”) pursuant to which CentrePath merged with and into a subsidiary of the Company established for that purpose. The merger consideration to be paid to the CentrePath stockholders was a cash amount equal to $6,750,000, subject to a post-closing net working capital adjustment. On November 30, 2006, the Company consummated the acquisition of CentrePath. Pursuant to the Merger Agreement, an additional payment of $750,000 related to the post-closing net working capital adjustment was agreed to, bringing the total amount of the merger consideration to $7,500,000. The additional payment due is recorded in accrued liabilities at December 31, 2006.

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of CentrePath. Under the purchase method of accounting, the total consideration as shown in the table below is allocated to CentrePath’s tangible and intangible assets and liabilities based on their fair values as of the date of completion of the CentrePath acquisition. The consideration is allocated as follows:

Cash		$7,500,000
Professional fees		150,000
Total consideration		$7,650,000
Assets and liabilities acquired/assumed
Cash and cash equivalents	$2,488,328
Accounts receivable	889,608
Prepaid expenses	263,120
Property and equipment, net	3,910,000
Accounts payable	(282,012)
Accrued expenses	(2,438,583)
Deferred revenue	(415,009)
Capital lease	(59,272)
Net assets acquired		4,356,180
Identifiable intangible assets		1,540,000
Goodwill		1,753,820
Total		$7,650,000

The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

	Fair Value	Useful Life	Annual Amortization
Developed technology	$970,000	9 years	$107,778
Trade name	90,000	3 years	30,000
Customer base	480,000	6 years	80,000
	$1,540,000		$217,778

The amount allocated to goodwill is not deductible for tax purposes.

Acquisition of Global Capacity

Effective December 12, 2006, the Company consummated the acquisition of Global Capacity Group, Inc. (“GCG”) pursuant to which GCG became a wholly-owned subsidiary of the Company. The aggregate cash consideration paid at closing in connection with the merger was $5,300,000. The former Global Capacity Group, Inc. stockholders will also be entitled to additional contingent consideration after the second and third anniversary dates of the merger if certain revenue and profitability thresholds are reached by GCG after the merger . The parties agreed to various revenue and gross margin combinations that could result in additional consideration of an amount between $1,500,000 and $3,000,000 on each of the second and third anniversary dates. The Company requires the Executives to be employed in order to receive any such additional consideration payments. Therefore, any additional payments or stock issued related to the contingent consideration will be recorded as compensation in the Company’s Statement of Operations in the period that it is earned. The revenue thresholds range between $9 million and $13.4 million and the gross profit thresholds range between 27.5% and 30% of revenue. Any additional consideration paid on the second anniversary date must be paid in cash. Contingent consideration on the third anniversary date may be paid in cash or Capital Growth common stock at the Company’s discretion.

The Company issued a series of 60 day bridge notes to provide the cash necessary to fund the purchase of the Global Capacity Group, Inc. As more fully described in Note 6, each bridge note bore interest at 8% per annum. In addition, for each $1,000,000 of bridge notes funded the lenders received a detachable warrant to purchase up to 225.00225 shares of series AA convertible preferred stock of the Company, which by their terms will be convertible into 500,000 shares of common stock upon the authorization of the underlying common stock. The warrants are exercisable on or before December 31, 2009 at an as converted to common stock purchase price of $0.45 per share. On December 11, 2006, an aggregate of $4,700,000 of bridge notes were issued. The balance of the merger consideration was provided by available cash from the Company.

The Company established a tranche of up to $5,500,000 of 60 day bridge notes that it was issuing pursuant to a global bridge note purchase agreement dated as of December 11, 2007, by and among the Company and various lenders party thereto, to provide the cash necessary to fund the purchase of the Global Capacity Group, Inc. ($5,300,000) plus an additional amount up to $200,000 for general working capital purposes. Each bridge note bore interest at 8% per annum and was secured by a collateral pledge of the stock of Global Capacity Group, Inc. as well as a junior security interest in the assets of the Company. In addition, for each $1,000,000 of bridge notes funded the lenders received a detachable warrant to purchase up to 225.00225 shares of series AA convertible preferred stock of the Company, which by their terms will be convertible into 500,000 shares of common stock upon the authorization of the underlying common stock, and with the warrants exercisable on or before December 31, 2009 at an as converted to common stock purchase price of $0.45 per share. The certificate of designations for the series AA convertible preferred stock provides that the series AA convertible preferred stock will automatically convert to common stock once the articles of incorporation for the Company are amended to authorize the issuance of not less than 200,000,000 shares of common stock.  On December 11, 2006, an aggregate of $4,700,000 of bridge notes were issued.  The balance of the merger consideration was provided by available cash from the Company.

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of Global Capacity Group, Inc. Under the purchase method of accounting, the total consideration as shown in the table below is allocated to Global Capacity, Inc’s tangible and intangible assets and liabilities based on their fair values as of the date of completion of the Global Capacity Group, Inc. acquisition. The consideration is allocated as follows:

Cash		$5,300,000
Professional fees		150,000
Total consideration		$5,450,000
Assets and liabilities acquired/assumed
Accounts receivable	415,481
Prepaid expenses & other assets	52,451
Property and equipment, net	192,002
Cash overdraft	(26,879)
Accounts payable	(364,575)
Accrued expenses	(303,917)
Notes payable	(75,398)
Capital lease	(28,370)
Net liabilities assumed		(139,205)
Identifiable intangible assets		3,640,000
Goodwill		1,949,205
Total		$5,450,000

The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

	Fair Value	Useful Life	Annual Amortization
Developed technology	$1,070,000	5 years	$214,000
Trade name	210,000	3 years	70,000
Retail customer base	2,210,000	10 years	221,000
Wholesale customer base	150,000	6 years	25,000
	$3,640,000		$530,000

The amount allocated to goodwill is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of 20/20, CentrePath and Global Capacity had occurred as of January 1, 2005:

	Years Ended December 31,
	2006	2005
Net revenues	$30,998,218	$29,820,317
Net loss	$(21,664,840)	$(17,622,967)
Net loss per share:
Basic and diluted	$(0.98)	$(0.84)
Weighted average shares outstanding:
Basic and diluted	22,215,673	20,883,921

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2005, nor are they necessarily indicative of the results that may occur in the future.

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

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management's assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $179,848 and $83,148 as of December 31, 2006 and 2005, respectively. The company's policy is to write off accounts receivable balances once management has deemed them to be uncollectible.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB104”), SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. For revenue from the sale of software is recognized in accordance with SOP97-2, Software Revenue Recognition, as amended by SOP98-9, modification of SOP97-2, Software Revenue Recognition with Respect to Certain Transactions.

Both SOP97-2 and SAB104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP97-2. Under this method the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license.

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

The Company also earns sales revenue from providing its customers ongoing access to broadband data services and from the installation of those services. Ongoing services are billed in advance and the installation of those services are billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

The Company defers maintenance and services revenue related to providing network monitoring and the ongoing access to broadband. This revenue is recognized ratably over the term of such contracts. The Company defers recognition of revenue on consulting and training billings until the related services are performed.

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

Research and Development

The Company accounts for research and development costs in accordance with SFAS No. 2, “Accounting for Research and Development Costs.” Under SFAS No. 2, all research and development costs must be charged to expense as incurred. Accordingly, internal research and development costs are expensed as incurred. Third-party research and developments costs are expensed when the contracted work has been performed or as milestone results have been achieved. Company-sponsored research and development costs related to both present and future products are expensed in the period incurred. Total expenditures on research and product development for 2006 and 2005 were $1.3 million and $1.4 million, respectively.

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) be reported in a financial statement that is displayed with the same prominence as other financial statements. The following is the Company’s comprehensive loss for the year ended December 31, 2006 and 2005:

	Years Ended December 31,
	2006	2005
Net loss as reported	$(11,580,261)	$(2,292,888)
Exchange translation loss	(48,904)	—
Comprehensive loss	(11,629,165)	(2,292,888)
Basic and diluted	$(0.63)	$(0.13)
Weighted average shares outstanding:
Basic and diluted	18,316,358	16,984,606

Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R for the year ended December 31, 2006 resulted in the recognition of stock-based compensation expense of $1,800,359. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

Prior to January 1, 2006, the Company accounted for employee stock-based compensation in accordance with provisions of APB 25, and Financial Accounting Standards Board Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB No. 25”, and complied with the disclosure provisions of SFAS 123 and SFAS No. 148, “Accounting for Stock-Based Compensation — Transaction and Disclosure” (SFAS 148). Under APB 25, compensation expense is based on the difference, if any, on the date of the grant, between the fair value of our stock and the exercise price of the option. The Company amortized deferred stock-based compensation using the straight-line method over the vesting period.

SFAS No. 123, as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosure” (SFAS No. 148), defines a fair value method of accounting for issuance of stock options and other equity instruments. Under the fair value method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Pursuant to SFAS No. 123, companies were not required to adopt the fair value method of accounting for employee stock-based transactions. Companies were permitted to account for such transactions under APB 25, but were required to disclose in a note to the financial statements pro forma net loss and per share amounts as if a company had applied the fair methods prescribed by SFAS 123. The Company applied APB Opinion 25 and related interpretations in accounting for its stock awards granted to employees and directors and has complied with the disclosure requirements of SFAS 123 and SFAS 148.

All stock awards granted by the Company have an exercise based on either the 10 day trailing price or the closing market value on date of grant of the underlying common stock. Prior to the adoption for SFAS 123R, had compensation cost for the grants issued by the Company been determined based on the fair value at the grant dates for grants consistent with the fair value method of SFAS 123, the Company’s cash flows would have remained unchanged; however, net loss and loss per common share would have been increased for the year ended December 31, 2005 to the pro forma amounts indicated below:

Net loss:
As reported	$(2,292,888)
Add: Employee compensation expense included in net loss	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(62,041)

Pro forma	$(2,354,929)

Loss per common share:
As reported	$(0.13)

Pro forma	$(0.14)

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model (minimum value method), assuming no expected dividends and the following assumptions:

	2006 Grants	2005 Grants

Expected volatility factors	100%	n/a
Approximate risk free interest rates	5.17%	3.85%
Expected lives	5 Years	5 Years

The determination of the fair value of all awards is based on the above assumptions. See Note 5 for more information regarding the Company’s stock-based compensation plans.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

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

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of December 31, 2006, there were 9,324,527 (Note 5) stock options and 15,600,641 (Note 9) stock warrants outstanding that could be converted into potential common shares. There are also 2,516.10 shares of Series B Convertible preferred stock that could potentially be converted into 3,700,147 shares of common stock that are outstanding at December 31, 2006. As of December 31, 2005, there were 1,524,527 stock options and 1,301,389 stock warrants outstanding that could be converted into common stock.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company has determined that there are five reporting units. In 2006, the Company determined the carrying value of Frontrunner's goodwill exceeded the implied fair value of goodwill by $1.4 million and therefore recognized a charge of this amount in 2006. The Company determined the fair value was equal to what Frontrunner could be sold for in a current transaction between willing parties, since the decision was made in 2007 to dispose of this asset. Note that this is an estimate and has not been finalized. The Company also engaged a third-party valuation firm to assist in the purchase price allocation for its acquisition of 20/20, CentrePath and Global Capacity. As part of this process, the valuation firm assessed the carry value of the residual goodwill for each respective entity and determined no impairment existed as of the acquisition date. Also, there have been no events or circumstances subsequent to each of the acquisition dates that would indicate an impairment of goodwill exists. The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005 was as follows:

	December 31,
	2006	2005
Beginning of the year	$3,965,543	$3,965,543
Goodwill impairment charge for Frontrunner	(1,400,000)	—
Acquisition of 20/20 Technologies, Inc.	8,810,065	—
Acquisition of CentrePath, Inc.	1,753,820	—
Acquisition of Global Capacity Group, Inc.	1,949,205	—
End of the year	$15,078,633	$3,965,543

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets which are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of December 31, 2006. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The acquired intangible assets by major intangible asset class at December 31, 2006 were as follows:

	Acquired Value	Amortization Period in Years
Developed technology	$5,795,400	5 to 11
Trade names	350,000	3
Customer base	7,175,358	6 to 10
	$13,320,758	8.52 weighted average years

Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Developed technology	$5,795,400	$(141,221)	$5,654,179
Trade names	350,000	(13,889)	336,111
Customer base	7,175,358	(1,417,142)	5,758,216
	$13,320,758	$(1,572,252)	$11,748,506

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Customer base	$3,615,358	$(803,024)	$2,812,334

Amortization expense for the years ended December 31, 2006 and 2005 related to the acquired intangible assets was $769,229 and $598,288, respectively.

Estimated amortization expense for other acquired intangible assets is as follows for the years ending December 31:

2007	$1,725,004
2008	1,698,548
2009	1,659,524
2010	1,532,866
2011	1,353,550
Thereafter	3,779,014
$11,748,506

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

Excluding the goodwill impairment charge of $1.4 million recognized in 2006, no other impairment charges related to the Company's long-lived assets was recognized in 2006 or 2005.

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

Going Concern

As of December 31, 2006, the Company's current liabilities exceeded its current assets by $28.3 million. Included in the current liabilities is approximately $24 million of current maturies of long-term debt and capital leases payable. This debt reflects pre-existing balances assumed from the acquisition of Frontrunner during 2004, the debt refinanced and other assumption of debt from our acquisition of 20/20, the three short-bridge notes and the mandatory convertible notes issued in 2006. Cash on hand at December 31, 2006 was $1.2 million. The company has incurred operating losses of $11.6 million and $2.3 million for the two years ended December 31, 2006 and 2005 respectively. Additionally, cash used in operating activities were $4.1 million and $1.8 million for the two years ended December 31, 2006 and 2005 respectively.

The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. During 2006, the Company completed three acquisitions which significantly increased the amount of debt and overall losses for the year. On January 19, 2007, the Company successfully completed the initial closing of new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrants coverage and the Company concluded the offering on April 9, 2007, at which time an aggregate of approximately $21 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing the Company raised approximately an additional $13.4 million of debt financing pursuant to a line of credit established with Hilco Financial, LLC. (initial draw of $7.0 million) and a secured subordinated term loan from a smaller number of individuals, bringing aggregate debt and equity funding to approximately $35 million. This capital raise allowed the Company to reduce the existing indebtedness and fund our current working capital needs. However, the Company continues to utilize cash to fund its current operations. The Company’s cash balance as of April 9, 2007, combined with the ability to draw against a line of credit with Hilco Financial totaled $2.3 million. The Company currently believes this level of working capital will be sufficient to fund the operations until they start generating positive cash flow from operations in 2007. However, if the Company revenues do not materialize as anticipated, it may be forced to raise additional capital through issuance of new equity or increasing its debt load, or a combination of both. There can be no assurance that we will be successful in raising additional capital or issuing additional indebtedness if the need should arise, or that any such raise may not be dilutive to existing shareholders.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. We do not expect the adoption of the interpretation to have a significant impact on our financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

NOTE 3 - Inventories

Inventories as of December 31, 2006 and 2005 consist of the following:

	As of December 31,
	2006	2005
Equipment	$1,311,148	$1,459,357
Work in process	256,722	718,512
Gross inventory	1,567,870	2,177,869
Inventory reserve	(452,117)	(639,961)
Net inventories	$1,115,753	$1,537,908

Inventories are stated at lower of cost or market as determined by the first in, first out (FIFO) method. The entire inventory represents balances from Frontrunner as the other five companies have no inventory. The reserve balance is estimated by management based on previous experience and considers the on-hand inventory needs based on the networks under maintenance service agreements.

NOTE 4 - Software License Agreement

On August 31, 2002, the Company through Nexvu entered into a software licensing agreement with a third party under which the Company acquired a non-exclusive license for the worldwide rights to market and distribute the third party's proprietary software. This software is being utilized as a component of the Company's own proprietary software. The term of the agreement is for five years with provision for annual renewals thereafter. The cost of the initial software licensing fee was $300,000 with annual upgrade and maintenance charges of $15,000. The remaining unamortized balance of the initial $300,000 payment was $0 at December 31, 2006 and 2005. In addition to this amount, the Company was required to make annual minimum royalty payments over a five year period which totals $500,000. During 2004, the Company recorded a full valuation for the remaining obligation under this agreement; therefore the unamortized balance of the $500,000 obligation was $0 at December 31, 2006 and December 31, 2005. The Company has an outstanding obligation at the end December 31, 2006 of $375,000, of which $100,000 was due in 2006, $125,000 in 2007 and $150,000 in 2007. We are currently in the process of renegotiating the terms, which could result in us having to make additional longer term royalty payments then those stated above.

Note 5 - Stock Based Compensation

2003 Stock Option Plan

In December 2003, we adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services to us. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. We consider our option program a core component of our operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of December 31, 2006, we have issued and outstanding 1,524,527 stock options under the plan, net of forfeitures.

Executive Stock Option Agreement

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, as amended, the Company granted its new CEO, Mr.Thomas G. Hudson, an option to acquire 1,496,993 shares of common stock of the Company at a strike price equal to the closing price of the Company's common stock as of that date ($.70 per share). On September 8, 2006, the Company amended this option agreement and increased the number of shares by 303,007 shares, also at an exercise price of $.70 per share. Additionally in conjunction with the acquisition of 20/20, two senior executives were each granted options to acquire 1,500,000 shares of common stock of the Company at $.70 per share. In accordance with the terms of each of these option agreements (i) 25% of such options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 1,200,000 of stock options are vested under these three agreements, as amended.

Performance Option Agreement

Under employment agreements with three newly hired senior executives of the Company, 3,000,000 options to acquire common stock of the Company at $.70 were issued during 2006, subject to vesting restrictions. These performance option agreements are designed to deliver and attain certain revenue objectives and will vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. As of December 31, 2006, no options have vested under this plan.

Options issued to directors and employees during the years ended December 31, 2006 were as follows:

The following table summarizes the activity under the 2003 stock option plan and other stock grants for January 1, 2005 to December 31, 2006:

Options Outstanding:	Number of Shares	Price per Share	Weighted Average Price Per Shares
January 1, 2005	1,139,907	$0.95 - 1.35	1.34
Granted	400,000	1.35	1.35
Terminated	15,380	0.95 - 1.35	1.35
January 1, 2006	1,524,527	0.95 - 1.35	1.34
Granted	7,800,000	0.70	0.70
December 31, 2006	9,324,527	$0.70 - 1.35	0.81

Vested Shares:
Vested, December 31, 2006	2,241,560	$0.70 - 1.35	1.00

The aggregate intrinsic value for options vested and outstanding as of December 31, 2006 totaled $602,664 and the weighted average contractual life of those options was 6.18 years.

As of December 31, 2006, $2,749,453 of compensation expense remained to be recognized on the stock options above including $1,365,576 related to options under Performance Agreements. The expense will be recognized ratably over 3 years. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to our deferred tax asset being fully reserved.

The weighted average fair value per stock option issued during the year ended December 31, 2006 and 2005 was $0.503 and $0.218, respectively.

The following table shows the effects of adopting SFAS 123R on selected reported items (referred to in the table as “As Reported”) and what those items would have been under previous guidance under APB No. 25:

	Year Ended December 31, 2006
		Pro Forma
	As	Under
	Reported	APB No. 25	Difference

Net Loss	$(11,580,261)	$(9,779,902)	$(1,800,359)
Cash flows used in operating activities	(4,079,830)	(4,079,830)	—
Cash flows from in financing activities	15,289,832	15,289,832	—
Basic and diluted loss per common share	$(0.63)	$(0.53)	$0.10

A summary of compensation expense recognized for the issuance of stock options and warrants for the year ended December 31, 2006 follows:

Stock-based compensation costs included in:
Compensation	$1,800,359
Total stock-based compensation costs	$1,800,359

401(k) Plan

 20/20 sponsors a defined-contribution 401(k) plan without a matching provision for its U.S. employees. There have been no 20/20 contributions to the 401(k) plan from the acquisition date to December 31, 2006. Magenta 20/20 administers a Group Personal Pension Plan which is compliant with UK Government “Stakeholder” provisions. Employees are free to contribute any percentage of their salary (minimum 3%), and Magenta makes a 2% lower contribution, with a minimum of 3% and a maximum of 5%. Magenta 20/20 contributions from the acquisition date to December 31, 2006 totaled $3,613.

CentrePath and Global Capacity Group does not offer any type of retirement plan to its employees.

Nexvu also has a 401(k) plan available to employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Nexvu can make voluntary contributions to the plan. However, there have been no matching contributions under this plan since inception.

Frontrunner has a 401(k) plan available to eligible employees. Participants may contribute up to a maximum percentage of their annual compensation to the plan as determined by us, limited to a maximum annual amount set by the Internal Revenue Service. Frontrunner matches employee contributions dollar for dollar up to 3% per year per person. Matching contributions vest 20% after the first year, 40% after the second year and 100% after the third year. Total 401(k) matching for 2006 and 2005 was $113,642 and $119,425, respectively.

NOTE 6 - Debt

Debt as of December 31, 2006 and December 31, 2005 consist of the following:

	December 31, 2006	December 31, 2005
Secured short term notes payable to various parties, with a face amount of $5,987,367 bearing interest at 18%, secured by all of the assets of 20/20 and Nexvu, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 4,787,137 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.70 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $1,554,219 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $64,758 discount.
	$5,922,609	$-

Secured short term notes payable to various parties, with a face amount of $7,950,000 bearing interest at 8%, secured by all of the assets of CentrePath, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 4,925,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $1,349,181 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $652,104 discount.
	7,197,896	-

Secured short term notes payable to various parties, with a face amount of $4,700,000 bearing interest at 8%, secured by all of the assets of Global Capacity Group, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,350,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $810,077 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $540,051 discount.
	4,159,949	-

Mandatory convertible promissory notes to various parties, with a face amount of $1,275,000 bearing interest at 8% per annum and mandatorily convertible into the securities issued by the Company on the terms of the offering completed on January 19, 2007 (see Note 16 - “Subsequent Events”). The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 255,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $149,887 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $131,151 discount.
	1,143,849	-

Promissory notes to US Bank bearing interest at the rate of 6.75%, secured by vehicles of Global Capacity Group. One of the notes requires monthly payments in the amount of $1,027 and expires in September 2010 and the other note requires monthly payments in the amount of $873 and expires in October 2010.	75,398	-

Promissory note payable to DTD Investments, LLC, secured by the Company’s accounts receivable from CNT Telecom Services, Inc., which has as its interest rate the right to participate in the proceeds the Company receives with respect to this contract (anticipated over the life to the contact to return the original principal and pay “participation interest” equal to approximately $470,000).	406,187	-

Demand note payable to Harris Bank, plus interest at 1.50% above prime rate; 9.75% at December 31, 2006, until the loan is paid in full. Secured by substantially all of the assets of Frontrunner and personal guarantee by a separate related party entity and three individuals (one of which is a related party).	2,478,122	3,155,000

Unsecured note payable to various creditors of 20/20, past due, bearing interest rates between 8% and 16%. All notes are in default	1,610,000	-

Unsecured note payable to various creditors with interest rates at HSBC plus 4%, principal payments commencing in January 2007, maturing December 2008.	1,257,992	-

Promissory note payable to Nortel Networks, payable in monthly payments of $27,776 through October 2009. Secured by certain assets of Frontrunner. Interest on the note is fixed at 7.25%.	851,379	1,112,591

Unsecured note payable to Global Crossing North America, due in monthly installments of $16,667 through May 2006. The note bears interest (imputed at 8%) and is subordinated to the outstanding bank debt. As of December 31, 2006, Frontrunner was in default under the terms of the agreement.	103,505	178,070

Unsecured promissory note payable to Review Video, payable in monthly payments of $10,000 through September 2006. Interest on the note is fixed at 7.25%	-	87,926

Unsecured note payable to related party creditor, unsecured, payable in monthly installments of $12,500, including interest at 8.25%, through December 2005. The Company is in default under the terms of this note.	85,143	96,976

Unsecured installment payment agreement to New York State Department of Taxation and Finance, payable in monthly payments of $5,455 through June 2006. Includes principal and imputed interest and penalties at 16.67%.	-	36,153

Various unsecured loans from employees of Magenta netLogic, bearing interest at 8.43%, due upon demand	164,865	-

Total debt	25,456,894	4,666,716
Less: current maturities	24,147,700	3,815,337
Long term portion	$1,309,194	$851,379

As of December 31, 2006, the Company is in default on several of the loan agreements. The Company is in arrears on the total Global Crossing note, Harris note and the unsecured note payable to a related party creditor. There have been no adverse actions from these creditors concerning the arrearage amount. On January 19, 2007, the Company successfully completed an equity funding, which allowed for most of the above debt to be either repaid, extended or converted into equity and is no longer in default. Refer to Note 16 “Subsequent Events” for a complete description of the recapitalization.

The weighted-average interest rate on the debt listed above is 9.87% as of December 31, 2006.

The aggregate principal re-payments of long term debt for 2007 and annual thereafter are as follows (not including discount on notes payable):

2007	$25,535,764
2008	837,642
2009	361,367
2010	40,664
2011	23,836
Thereafter	45,685
Total	26,844,958

NOTE 7 - Shareholders' Equity

During the year ended December 31, 2005, the Company issued the remaining 75,000 shares related to the acquisition of Frontrunner, which had a per share value of $1.35. During the year ended December 31, 2006, the Company issued 3,899,315 shares of common stock and 2,516.10 of series B preferred stock or 3,700,147 on an as converted basis into common shares related to the acquisition of 20/20 (see Note 1). The value of the shares was based on the average closing price of the Company's common stock for the ten trading days immediately preceding the closing date of the transaction and was equal to $0.68 per share or $5,167,634.

Share amount presented in the consolidated balance sheets and consolidated statements of stockholders' equity reflect the actual share amounts outstanding.

NOTE 8 - Supplemental Balance Sheet Information

Property and equipment at December 31, 2006 and 2005 consists of the following:

	2006	2005
Furniture & fixtures	$922,719	$165,702
Computer equipment	2,946,605	921,611
Leasehold improvements	1,366,743	88,154
Machinery & equipment	455,881	285,946
	5,691,948	1,461,413
Accumulated depreciation	(941,477)	(514,210)
Net property and equipment	$4,750,471	$947,203

Depreciation and amortization of property and equipment were $430,599 and $253,712 for the years ended December 31, 2006 and 2005, respectively.

Accrued expenses at December 31, 2006 and 2005 consists of the following:

	2006	2005
Accrued compensation and payroll taxes	$1,245,962	$569,564
Accrued interest expense on debt	831,142	25,780
Accrual of additional consideration for CentrePath acquisition	750,000	—
Accrued software royalties	315,982	363,482
Accrued sales taxes	379,659	45,000
Accrued professional fees	276,979	62,290
Accrued other liabilities	872,021	323,398
Total accrued expenses	$4,671,745	$1,389,514

NOTE 9 - Stock Warrants

The Company has issued stock warrants to various individuals. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price
Advisory services	3/31/2004	3/31/2007	500,000	1.35
Preliminary bridge notes	9/8/2006	12/31/2011	678,766	.50 - .70
Secured bridge notes	9/8/2006	9/8/2011	2,250,000.45
Inducement agreements	9/8/2006	12/31/2011	2,061,875.45
Board and executive warrants	9/14/2008	9/14/2011	2,330,000.70
Consulting Services	9/14/2006	9/14/2011	100,000.70
CentrePath bridge notes	11/30/2006	12/31/2009	4,925,000.45
Advisory services	11/30/2006	12/31/2009	100,000.45
Global Capacity bridge notes	12/11/2006	12/31/2009	2,350,000.45
Advisory services	12/11/2006	12/31/2009	50,000.45
Mandatory convertible notes	12/31/2006	12/31/2009	255,000.45

Total stock warrants outstanding			15,600,641	$.53

All of the stock warrants are exercisable and have a weighted average life of 3.8 years. Certain of the stock warrants were issued as Series A Preferred Stock Warrants and Series AA Preferred Stock Warrants. These warrants shall be converted to warrants to acquire Common Stock of the Company, upon the authorization of additional shares of common stock. Non-employee warrant expense recognized in the Company's Statement of Operations for 2006 totaled $3,197,423 of which $2,809,057 was included in interest Expense and $388,366 was included in professional fees.

NOTE 10 - Related Parties

The Company currently has an $85,143 unsecured note payable to an entity that includes one of our board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan as of December 31, 2006.

 During 2006, the Company had a $100,000 unsecured note payable to Momentum Capital, LLC, whose principals are comprised of our prior co-CEO's, each of which were senior executives of the Company in 2006. One of these senior executives provided an additional $30,000 demand note to the Company on June 14, 2006. The Company issued a total of 40,700 stock warrants to these individuals during 2006 at an exercise price of.$.70 per share in conjunction with these loans. The notes payable was repaid as of December 31, 2006.

Additionally, one of our board members and prior co-CEO's provided numerous short term bridge notes during 2006. Each of these notes were repaid. The Company issued 150,000 warrants to this individual during 2006 at an exercise price of $.50 per share in conjunction with these loans.

As part of the acquisition of 20/20, two members of our board, one of which is now acting as a senior executive of our Company, had preferred stock of 20/20 converted into the equivalent of 2,087,556 shares of the Company's common stock.

Three board members, two of which are senior officers of the Company, have lent a total of $417,630, plus accrued interest, to the Company as part of the short term secured financings completed by the Company during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short term note payables of the Company. The loans bear interest at a rate of 18% and mature on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of common stock of the Company at an exercise price of $.50 per share. These warrants expire on August 24, 2009. Additionally, the Chairman of our board had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20 a portion of this secured debt was paid to this individual totaling $231,100 of principal balance and $28,888 of accrued interest.

One board member, who also serves as our Chief Executive Officer, has a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20.

During 2006, the board issued a total of 2,330,000 of stock warrants at an exercise price of $.70 per share to board members and several members of the senior management in conjunction with past services to the Company. These warrants all have a five year life and expire on September 14, 2011.

In connection with the acquisition of 20/20, the Chairman of our board was issued warrants to purchase 89.9487 shares of Series A Preferred Stock (representing 99,942 shares of common stock on an as converted basis) exercisable at $1,000 per share ($0.90 per share on an as converted to common stock basis) in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of the Company. These warrants expire on August 24, 2011.

As part of a short term bridge financing with the Company during 2006, the Company issued a total of 25,700 stock warrants to one board member. These stock warrants have an exercise price of $.70 per share and expire on December 31, 2011. The short term bridge financing had been repaid by 2006.

In connection with the acquisition of CentrePath and Global Capacity, the Company issued two short-term bridge notes bearing interest at a rate of 8%. Of this amount, our Chief Executive Officer and Chairman of our board lent approximately $2.0 million each and in turn received stock warrants to purchase 1123.00112 Series AA Preferred Shares (2,000,000 common shares on an as converted basis) and 464.62965 Series AA Preferred Stock (1,032,500 common shares on an as converted basis), respectively. Our Chief Executive Officer received an additional warrant to purchase 450.0045 AA Preferred Shares (1,000,000 common shares on an as converted basis) for putting $1.0 million at risk in connection with the completion of our acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. Our Chief Executive Officer was not paid any cash compensation related to his investment in our Company. The above mentioned stock warrants have an exercise price of $1,000 per Series AA Preferred Shares ($0.45 per share of common stock on an as converted basis expiring on December 31, 2009. In addition, the Chairman of our board of directors was also paid $280,000 for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of $3.7 million. These loans were accomplished on very short notice, and therefore without the Chairman of our board of directors providing his personal guarantees and the pledge of his own assets, it is likely that both of the CentrePath and Global Capacity acquisitions would have been in jeopardy.

During 2006, two of the Company’s board members, who also served as the former co-CEO’s up until the first half of 2006 and as executive officers through January 2007 and/or Vice Presidents had each been paid annual salaries of $87,500 during 2006. In addition, they each had earned total cash compensation of $211,500 during 2006 in connection with the arrangement of the bridge note financing and associated transactions. During 2006 the board of directors agreed to pay each of these individuals $50,000 upon their termination. Also, as part of securing the various short terms notes, we issued warrants to purchase 33.75034 shares of Series AA Preferred Stock (75,000 shares of common stock on an as converted basis) each to both of these individuals. The stock warrants have an exercise price of $1,000 per Series AA Preferred Share ($0.45 per share of common stock on an as converted basis) expiring on December 31, 2009.

  Three senior executives of the Company, Thomas G. Hudson, Patrick C. Shutt and George King, entered into employment agreements with the Company. The terms of each agreement are for two years and provide for base salaries of $240,000 to Mr. Hudson and $200,000 to each of Mr. Shutt and Mr. King. Additionally Mr. Hudson's contract provides for the opportunity to attain an annual performance bonus of up to 200% of Mr. Hudson's salary as determined by the Board. Mr. Hudson has been granted 1,800,000 executive stock options and 1,000,000 performance stock options under his employment contract and related option agreements, allowing him to purchase common stock of the Company at $.70 per share. The agreement provides for customary severance and an acceleration of unvested Executive and Performance options in the event that the Company terminates Mr. Hudson's employment without cause or if Mr. Hudson terminates for “good reason.” The contracts of Mr. Shutt and Mr. King are similar to Mr. Hudson's except that 1,500,000 executive stock options were granted to each individual to purchase common stock of the Company at $.70 per share. Additionally each of the individuals will also have the possibility of an annual performance bonus as determined by the Board.

No cash compensation was paid to our Chief Executive Officer in connection with completing any of the transactions in 2006.

NOTE 11 - Income Taxes

As part of the 2006 acquisition of 20/20 Technologies, the Company acquired federal net operating loss (NOL) carryforwards of approximately $7,440,000 and other related deferred tax assets and liabilities established upon acquisition. The amounts allocated to goodwill and purchased intangibles are not deductible for tax purposes.

As part of the 2006 acquisition of CentrePath, the Company acquired federal net operating loss (NOL) carryforwards of approximately $145,895,000 and other related deferred tax assets and liabilities established upon acquisition. The amounts allocated to goodwill and purchased intangibles are not deductible for tax purposes. We estimate that approximately $7,500,000 of the acquired NOL will be available to be utilized due to section 382 limitations. We have reflected this estimated NOL reduction in our deferred tax assets shown in these footnotes.

As part of the 2006 acquisition of Global Capacity there were no acquired federal net operating loss (NOL) carryforwards as the entity was an S-Corporation prior to the acquisition. The amounts allocated to goodwill and purchased intangibles are not deductible for tax purposes.

The Company has recorded a full valuation allowance against the net deferred tax assets, acquired, or otherwise, due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The acquired NOLs begin to expire in the year 2020 and are subject to annual utilization limits Under Internal Revenue Codes Section 382 due to prior ownership changes.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portion thereof, to be utilized, and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance for those acquired deferred tax assets will be first be applied to reduce to zero any goodwill and other non-current intangibles related to the acquisitions, prior to reducing income tax expense.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2006	2005
Current:
U.S. and state	$60,351	$61,448
Foreign
Total current tax expense (benefit)	60,351	61,448
Deferred:
U.S. and state	$-	$-
Foreign	-	-
Total deferred tax expense (benefit)	-	-
Total income tax expense (benefit)	$60,351	$61,448

The Company's current provision is comprised of state tax for Frontrunner. All deferred taxes are not recognized as their benefit is 100% provided for as an increase in the valuation allowance.

Deferred tax assets/(liabilities) are comprised of the following:

	Years Ended December 31,
	2006	2005
Deferred tax liabilities:
Amortization of purchased intangibles	$(4,587,304)	$-
Other deferred liabilities	(4,646)	-
Deferred tax assets:
Accruals	177,633	176,888
Allowance for bad debt	61,693	26,652
Capitalized research and development costs	2,918,605	-
Depreciation	1,592,981	1,008,627
Deferred revenue	131,145	-
Inventory reserve	178,369	156,917
Stock compensation	863,500	-
Other reserves	72,072	-
Warranty reserve	59,987	-
Net operating loss carryforwards	28,964,536	2,442,326
Charitable contribution carryforwards	6,092	-
Research and development credit carryforwards	827,134	-
	31,261,797	3,811,410
Valuation allowance	(31,261,797)	(3,811,410)
Net deferred tax asset / (liability)	$-	$-

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company had net operating loss (NOL) carryforwards of approximately $73,921,000 in the United States (U.S.) and foreign NOL carryforwards of approximately $4,478,000 at December 31, 2006. The utilization of a portion of the Company's U.S. NOLs and carryforwards is subject to annual limitations under Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. If not used, the federal NOLs begin to expire in 2011.

For the year ending December 31,
2007	-
2008	-
2009	-
2010	-
2011	3,991,000
Thereafter	69,930,000
$73,921,000

In addition, at December 31, 2006 the Company has general business tax credits for federal and state purposes of approximately $685,000 and $215,000, respectively, which are available to offset future federal and state regular income taxes, if any, and will begin to expire in 2016. The utilization of the Company's general business tax credits is subject to annual limitations under Internal Revenue Code Section 383. Subsequent equity changes could further limit the utilization of these credit carryforwards.

Realization of the NOL carryforwards, tax credits and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using "more likely than not" approach by assessing the available positive and negative evidence surrounding its recoverability. The Company has concluded that a full valuation allowance against the deferred tax assets is appropriate given the Company’s past losses and uncertainty of future taxable income.

NOTE 12 - Product Warranties

The change in the aggregate product warranty liability which relates to Frontrunner for the year ended December 31, 2006 and 2005 is as follows:

	2006	2005
Beginning balance	$191,624	$115,030
Additional warranties issued	304,659	373,088
Claims paid	(282,848)	(308,042)
Revisions in estimates	(61,385)	11,548
Balance, end of period	$152,050	$191,624

NOTE 13 - Business Concentration

During the year ended December 31, 2006, approximately $4.1 million (27%) of total 2006 revenues were derived and $233 thousand (9%) of the total accounts receivable at December 31, 2006 were due from three customers. During the year ended December 31, 2005, approximately $3.6 million (23%) of total 2005 revenues were derived and $313 thousand (25%) of the total accounts receivable at December 31, 2005 were due from two customers.

NOTE 14 - Commitments and Contingencies

As permitted under Florida law, the Company has agreements indemnifying its executive officers and directors for certain events and occurrences while the officer or director is, or was, serving at the Company's request in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not estimable. The Company has secured an insurance policy, which will enable the company to recover a portion of any future amounts that may be paid. No liabilities have been recorded for these indemnification agreements as of December 31, 2006 or December 31, 2005.

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

Operating and Capital Leases:   The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment and vehicles. Total rent expense under operating leases net of sublease income, was $653,486 and $490,099 for the years ended December 31, 2006 and 2005, respectively. Total payments including interest made under capital leases for 2006 was $3,586. The Company did not have any capital leases for the year ended December 31, 2005. At December 31, 2006, leased capital assets included in the Company’s fixed assets were as follows:

December 31,
2006
Computer equipment	$66,279
Machinery & equipment	31,090
Less accumulated depreciation	(2,138)
$95,231

Minimum remaining rental commitments under operating leases net of sublease and capital leases arrangements are as follows as of December 31, 2006:

	Operating	Capital
For the year ending December 31,
2007	$1,115,053	$51,225
2008	769,378	36,880
2009	237,463	5,121
2010	221,864	—
2011	97,009	—
Thereafter	—	—
Total	$2,440,767	$93,226
Less: Amounts representing interest		(11,701)
Present value of future minimum lease payments		$81,525
Less: Current portions of obligations under capital lease		(42,872)
Obligations under capital leases, net of current portions		$38,653

NOTE 15 - Segment Reporting and Geographic Area Information

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

20/20’s revenues are generated from provisioning and reselling telecommunication bandwidth, from the licensing of its information database as well as consulting services associated with analyzing and optimizing data networks (to reduce cost and enhance reliability of the networks). Most of 20/20 revenue derived from provisioning and reselling bandwidth are located in the United States, while revenue generated from its information database and related consulting services are concentrated primarily in Europe. CentrePath operates a state of the art, “world class” network operations center, managing the data replication and business continuity environments for an impressive list of multinational corporations and health care institutions with are concentrated in the United States. Global Capacity generates its revenue through its core activities which includes quoting, sourcing, provisioning, and maintaining networks for clients. Global Capacity revenue is derived from the monthly recurring revenue of the underlying circuits it deploys for its customer which are all located in the United States. Nexvu licenses its proprietary application performance monitoring software along with related hardware. They also provide consulting services to their customers. Frontrunner is a single-source provider of business communications equipment and multimedia integration services for data, voice, video, and advanced applications. Most of Frontrunner's customers are located in the northeast United States. For purposes of segment reporting, the Company considers 20/20, CentrePath, Global Capacity, Nexvu and Frontrunner as five separate identifiable businesses. These five segments have separate management teams and financial statements.

From the September 8, 2006 to December 31, 2006, approximately $435 thousand (87%) of 20/20 segment revenues were derived and 219 thousand (93%) of the segment accounts receivable at December 31, 2006 were due from five customers. For the month of December approximately $261 thousand (39%) of CentrePath segment revenues were derived and $272 thousand (29%) of segment accounts receivable were due from three customers. From December 11, 2006 to December 31, 2006 approximately $148 thousand (23%) of Global Capacity segment revenues were derived and $109 thousand (32%) of segment accounts receivable were due from three customers. For the year ended December 31, 2006, approximately $3.1 million (25%) of Frontrunner segment revenues were derived and $233 thousand (24%) of the segment accounts receivable at December 31, 2006 were due from two customers. For Nexvu, approximately $1.1 million (88%) of segment revenues were derived and $0 of segment accounts receivable were due from two customers.

During the year ended December 31, 2005, approximately $3.6 million (25%) of Frontrunner segment revenues were derived and $313 thousand (31%) of the segment accounts receivable at December 31, 2005 were due from two customers. For Nexvu, approximately $465 thousand (35.3%) of segment revenues were derived and $235 thousand (95%) of segment accounts receivable were due from two customers.

Results of Operation:

Twelve months ended December 31, 2006

	20/20	CentrePath	Global Capacity	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$499,794	$661,156	$396,301	$12,003,946	$1,259,716	$-	$14,820,913
Gross margin	499,794	169,829	82,961	5,908,466	652,184	-	7,313,234
Expenses	1,293,434	455,880	129,127	7,221,594	1,629,194	4,194,449	14,923,678
Operating income (loss)	(793,640)	(286,051)	(46,166)	(1,313,128)	(977,010)	(4,194,449)	(7,610,444)
Interest expense (income)	88,372	(777)	295	397,681	(13,206)	3,437,101	3,909,466
Loss before taxes	(882,012)	(285,274)	(46,461)	(1,710,809)	(963,804)	(7,631,550)	(11,519,910)
Depreciation/amortization	153,246	208,946	44,250	713,795	79,591	-	1,199,828
Income taxes	-	-	-	60,351	-	-	60,351
Consulting expenses paid in common stock	-	-	-	-	-	135,000	135,000
Consulting expenses issued in warrants	-	-	-	-	-	388,386	388,386
Stock warrant expense issued with debt	-	-	-	-	-	2,809,057	2,809,057
Stock option and warrant compensation expense issued to employees	-	-	-	-	-	1,800,359	1,800,359
Goodwill impairment charge	-	-	-	1,400,000	-	-	1,400,000
Capital expenditures	-	-	-	43,924	61,194	-	105,118

Twelve months ended December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total

Revenues	$14,339,131	$1,317,095	$-	$15,656,226
Gross margin	6,519,111	616,206	-	7,135,317
Expenses	6,365,762	1,821,192	832,612	9,019,566
Operating income	153,349	(1,204,986)	(832,612)	(1,884,249)
Interest expense (income)	380,585	(33,394)	-	347,191
Loss before taxes	(227,236)	(1,171,592)	(832,612)	(2,231,440)
Depreciation/amortization	768,973	83,027	-	852,000
Income taxes	61,448	-	-	61,448
Capital expenditures	44,819	39,358	-	84,177

Segment assets as of December 31, 2006

	20/20	CentrePath	Global Capacity	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$277,014	$5,194,641	$611,610	$3,103,037	$844,831	$522,476	$10,553,609
Intangibles & Goodwill	13,185,503	3,275,811	5,544,955	4,820,870	-	-	26,827,139
Total assets	$13,462,517	$8,470,452	$6,156,565	$7,923,907	$844,831	$522,476	$37,380,748

Segment assets as of December 31, 2005

	Frontrunner	Nexvu	Corp/elim	Total
Tangible assets	$2,926,847	$2,693,263	$(1,263,777)	$4,356,333
Intangibles & Goodwill	6,777,877	-	-	6,777,877
Total assets	$9,704,724	$2,693,263	$(1,263,777)	$11,134,210

Revenues generated outside the United States during 2006 and 2005 totaled $341,387 and $0, respectively. All of the Company’s 2006 international revenue was generated in Europe. As of December 31, 2006 and 2005, the Company’s identifiable assets outside the United States totaled $165,107 and $0, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

NOTE 16 - Subsequent Events

On January 19, 2007, the Company closed on an equity funding of $15,869,429 toward the issuance of Units comprised of 15,869.4 (rounded) shares of Series AA Preferred Stock (convertible into Common Stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 (rounded) shares of Series AA Preferred Stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA Preferred Stock; (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1,000 per share expiring December 31, 2008 (“Two Year Warrant); and (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1,444.43 per share, expiring December 31, 2009 (Three Year Warrant). Since January 20, 2007 through April 9, 2007, the Company has closed on equity funding of an additional $5,044,340, representing an additional 5,044.4(rounded) shares of Series AA Preferred Stock constituting 11,209,626 shares of Common Stock on an as converted basis and warrants to purchase an additional like amount of Series AA Preferred Stock, with one-half or 2,522.2 Series AA Preferred Shares (5,604,827 shares of Common Stock as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share on an as converted to Common Stock basis); and the other one-half or 2,522.2 Series A Preferred Shares (5,604,799 shares of Common Stock as converted) exercisable at $1,444.43 per share (or $0.65 per share on an as converted to Common Stock basis). This financing brings aggregate issued and outstanding Series AA Preferred Stock to 20,634.5 (rounded) shares representing 46,549,894 shares of Common Stock on an as converted basis, assuming the anti-dilution protection described in below. The Series AA Preferred Stock also contains certain full ratchet anti-dilution rights in the event that there are any issuances of capital stock or rights to acquire capital stock (other than certain exempted transactions) at a price of below $0.45 per share (on an as converted to Common Stock basis in the event the issuance is of a security other than Common Stock). The Company filed a Certificate of Designations and Preferences authorizing the issuance of up to 120,000 shares of Series AA Preferred Stock (convertible into up to 266,664,000 shares of Common Stock, subject to adjustment as noted above) on December 29, 2006 with the Florida Secretary of State.

On an as-converted basis, the Two Year Warrants issued as part of the Units may be exercised to purchase an aggregate of 23,237,501 shares of Common Stock exercisable at $0.45 per share, and the Three Year Warrants may be exercised to purchase an aggregate of 23,237,344 shares of Common Stock exercisable at $0.65 per share, assuming the anti-dilution protection described above is not triggered.

In addition, the placement agent and designees in connection with the Units financing received warrants to purchase 928.37 (rounded) shares of Series AA Preferred Stock (2,063,030 shares of Common Stock on an as converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as converted to Common Stock basis) in connection with the initial equity closing on January 19, 2007. The placement agent was awarded from January 20, 2007 to April 9, 2007 warrants to purchase an additional 65.000 (rounded) shares of Series AA Preferred Stock (144,443 shares of Common Stock on an as converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per shares (on an as converted to Common Stock basis).

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of Common Stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units' purchase price, and with the penalty to be payable in Common Stock issuable based upon the 10 days' average trading value of the Company’s shares of Common Stock for the applicable period. The Two Year Warrants and Three Year Warrants are exercisable only by payment of cash, however, in the event of delays in the registration of the shares of Common Stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants, or (ii) modify the exercise rights under the warrants to be cashless.

On January 19, 2007, the Company closed the initial funding of $7,020,632 of borrowings on an 18 month $12,000,000 Senior Secured Facility issued to the Company by Hilco Financial, LLC. The Credit Agreement for the facility names the Company and its Magenta netLogic, Limited subsidiary as guarantors of the facility, and the Company’s remaining active subsidiaries, namely 20/20 Technologies, Inc., 20/20 Technologies I, LLC, Nexvu Technologies, LLC, Frontrunner Network Systems Corporation, Centrepath, Inc. and Global Capacity Group, Inc., as co-borrowers. The Credit Agreement provides for a term loan of $6,500,000 plus up to $5,500,000 of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It requires the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7%, and has a $250,000 prepayment penalty until the last 30 days of the facility. There is a $3,000 per month collateral management fee, a 0.5% per month unused line fee and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay Hilco a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the placement of the facility.

The Senior Secured Facility is secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The Credit Agreement prohibits junior encumbrances on the Company’s assets with the exception of the Junior Secured Facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement includes a covenant limiting the Company’s capital expenditures and the parties have agreed to establish additional loan covenants post closing. The Credit Agreement contains numerous affirmative and negative covenants customary for facilities of this nature, as well as certain post closing obligations. The Company has agreed to EBITDA covenants (earnings before interest taxes, depreciation and amortization) with Hilco as follows (at least 75% of the amount must be achieved on a cumulative basis: Q1 2007 ($2,400,000); Q2 2007 ($2,600,000); Q3 2007 ($600,000); and Q4 2007 $3,100,000. Hilco and the Company also agreed to a covenant capping capital expenditures at $500,000 for 2007. Note, this corrects an error to the cumulative Q4 2007 amount filed on Form 8-K/A dated March 30, 2007.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to Hilco two warrants to purchase an aggregate of 1,125.0 shares of Series AA Preferred Stock (2,500,000 shares of Common Stock on an as converted to Common Stock basis). Warrants with respect to one half of the shares are exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of Common Stock on an as-converted basis and warrants with respect to the one half of the shares are exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of Common Stock on an as-converted basis. The warrants issued as part of the Senior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

On January 19, 2007 the Company entered into an agreement with a number of individuals and entities for the establishment of a Junior Secured Facility which permits the funding of up to $10,000,000 of original principal amount of advances. At the closing, an initial $5,888,438 of funds was provided pursuant to the facility (as adjusted to reflect an additional $1,230 of accrued interest converted to principal from the amount previously reported) and on January 22, 2007 an additional $500,000 was added to the facility, bringing the aggregate principal amount of the facility to $6,388,438. All but $1,000,000 of the funding of the facility to date was provided by the exchange of existing bridge loans for the issuance of new notes with respect to the facility (valued dollar for dollar against outstanding principal plus accrued interest of the bridge loans; this included a bridge loan of $500,000 plus accrued interest funded to the Company by its chief executive officer). The facility has a two year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. No points or fees were payable by the Company in connection with the issuance of the facility.

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder's option into Series AA Preferred Stock (or following its conversion to Common Stock, then the conversion feature relates to Common Stock) at a price per share equal to a 20% discount to the average ten day trading average for the Company’s Common Stock as of the day immediately preceding the date of conversion, subject to a floor of $0.65 per share and a ceiling of $1.25 per share (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). Based upon the foregoing range and assuming no more advances on the facility than those presently in effect, this equates to a minimum of 5,109,766 shares of Common Stock (on an as converted basis) in the event the Company’s stock value as computed per the above formula is at or above the $1.25 per share ceiling price, and a maximum of 9,826,473 shares of Common Stock (on an as converted basis) issuable in the event the Company’s stock value as computed per the above formula is at or below the $0.65 floor price.

In connection with the funding of Junior Secured Facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA Preferred Stock for each $100,000 of monies advanced, which represents 150,000 shares of Common Stock on an as converted basis, exercisable at $0.45 per share and expiring December 31, 2009. To date, we have issued an aggregate of 4,312.24 (rounded) shares of Series AA Preferred Stock warrants (representing 9,582,658 shares of Common Stock on an as converted basis). Shares of Common Stock on an as converted basis are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

The Junior Secured Facility is secured by a junior lien on the Company's assets and the assets of its subsidiaries, which is expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

The Company has engaged a number of consultants and has agreed to compensate them for financial consulting services with warrants issued as of the dates set forth below, in each instance with: (i) one half of the warrants set for the below exercisable at $1000 per share of Series AA Preferred Stock (convertible into 2222.2 shares of Common Stock at $0.45 per share) expiring December 31, 2007; and (ii) one half exercisable at $1444.44 per share of Series AA Preferred Stock (convertible into 2222.2 shares of Common Stock at $0.65 per share). The agreed upon issuances were as follows:

	Date	Number of Series AA Preferred Shares Purchasable(1)
1.	March 22, 2007	374.45594(2)	(832,117 Common as converted)
2.	March 22, 2007	374.45639(2)	(832,117 Common as converted)
3.	March 22, 2007	109.9208	(244,266 Common as converted)
4.	March 22, 2007	14.16569	(31,749 Common as converted)
5.	March 22,2007	45.28665	(100,636 Common as converted)
6.	March 22, 2007	31.29061	(69,534 Common as converted)

(1)	Allocated one-half to $0.45 warrants and one half to $0.65 warrants as outlined above.
(2)	An additional 4.75025 Series AA Preferred Warrants (1,555 Common as converted) was issuable as of termination of the offering.

The Company had previously entered into a series of bridge loans as summarized in Note 6 - Debt, all of which were either paid off, extended or converted under the terms of the Unit offering described above. These bridge loans included the following (all of the warrants issued in connection with these loans have registration rights comparable to those with respect to the Units offering):

20/20 Bridge Loan. The Company had borrowed $5,987,367 in original principal amount of monies simultaneous with or shortly following its purchase of 20/20 Technologies, Inc., which loans had been secured by a blanket lien on the assets of 20/20. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. The holders of these notes were issued warrants to purchase Series A Preferred Stock which are convertible into Common Stock at the rate of 37,500 shares for each $100,000 of funds advanced (2,245,263 shares of Common Stock on an as converted basis), exercisable on or before December 31, 2011, at $1,000 per share ($0.45 per share on an as converted to Common Stock basis), subject to a call in favor of the Company in the event that the closing price of the Company’s Stock exceeds $4.00 per share for 30 consecutive days following the effectiveness of a registration statement registering the Common Stock underlying the warrants.

Centrepath Bridge Loan. The Company had borrowed $7,850,000 in original principal amount in November, 2007 with $6,750,000 of the proceeds used toward the purchase of Centrepath, and the balance of the proceeds used for working capital, which loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 1,766.2676 shares of Series AA Preferred Stock (representing 3,925,000 shares of Common Stock on an as converted to Common Stock basis), exercisable on or before December 31, 2009, at $1000 per share ($0.45 per share on an as converted to Common Stock basis).

Global Bridge Loan. The Company had borrowed $4,700,000 in original principal amount in December, 2007, which proceeds were (together with an additional $500,000 provided from working capital) used toward the purchase of Global Capacity. The principal and accrued interest with respect to these loans was secured by the stock of Global Capacity. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 1,057.5105 shares of Series AA Preferred Stock (representing 2,350,000 shares of Common Stock on an as converted to Common Stock basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share on an as converted to Common Stock basis).

Mandatory Notes. The Company issued an aggregate of $3,684,342 of Mandatory Notes through January 19, 2007, which by their terms were automatically converted to Units on the initial closing of the Units offering. In addition, each Mandatory Note holder was issued a warrant which is exercisable for 331.60 (rounded) shares of Series AA Preferred Stock, representing 20,000 shares of Common Stock (on an as converted to Common Stock basis) or 736,868 shares of Common Stock in the aggregate. The warrants associated with this issuance are exercisable at $0.45 per share on an as converted to Common Stock basis, expire on December 31, 2009 and are callable by the Company. From January 22, 2007 through March 25, 2007, an aggregate of $4,290,840 of additional Mandatory Notes were issued (increased by another $103,500 thereafter through April 9, 2007), which were converted into Units of Series AA Preferred Stock and Warrants on the terms as described in Section above. In consideration for the funding of the Mandatory Notes, in addition to the conversion of the Mandatory Notes into Units (comprising a portion of the Units discussed in “Units Offering” above), Warrants to purchase an additional 327.15327 shares of Series AA Preferred Stock (convertible into 727,000 shares of Common Stock) were issued to the Mandatory Note lenders for the funding through January 19, 2007, which was increased by the subsequent Mandatory Note issuances through March 25, 2007 to warrants for an additional 386.17946 shares of Series AA Preferred Stock (convertible into 858,168 shares of Common Stock) and again increased by the subsequent Mandatory Note issuances through April 9, 2007 to warrants for an additional 9.31514 shares of Series AA Preferred Stock (convertible into 20,700 shares of Common Stock). The warrants associated with this issuance are exercisable at $0.45 per share on an as converted to Common Stock basis, expire on December 31, 2011 and are callable by the Company.

In connection with completing all the transactions in 2007 and 2006, the Company paid two of the directors of the Company, Lee Wiskowski and Douglas Stukel (and principals of Momentum Capital, a financial advisory firm), each in the amount of $580,441 plus warrants to purchase 374.5 shares of Series AA Preferred Stock. The Company also paid $280,000 to Robert Geras in 2007, a director of the Company and principal of Lasalle Investments, Inc. an investment and advisory firm) in consideration for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of $3.7 million. These loans were accomplished on very short notice, and therefore without him providing his personal guarantees and the pledge of his own assets, it is likely that both of the CentrePath and Global Capacity acquisitions would have been in jeopardy.

No cash compensation was paid to our Chief Executive Officer in connection with completing any of the transactions in 2006 or 2007.

DTD Investments, LLC. In November, 2006 the Company borrowed $450,000 from DTD Investments, LLC and secured the loan with a collateral pledge of the Company’s contract with CNT Telecom Services, Inc. The loan called for no base interest, but did call for the payment of participation interest anticipated to total $470,000, based upon anticipated collections under the contract over the period from the funding of the loan through December 31, 2007. On January 19, 2007 the Company paid off this loan in full by payment of the balance of the original principal amount owing plus an additional $150,000 and delivery of a warrant to purchase 135.00135 shares of Series AA Preferred Stock at $1,000 per share (i.e., 300,000 shares of Common Stock on an as converted basis, exercisable at $0.45 per share) and expiring December 31, 2008.

Unsecured Loans. In connection with the Company's acquisition of 20/20 Technologies, Inc., there remained unsecured loans with an original principal amount of $1,610,000 outstanding. In connection with the funding of the Senior Secured Facility, the Company paid off all but one of these loans ($60,000 original principal amount), to the extent the holders of the loans did not elect to convert the principal and accrued interest thereon to equity. The Company subsequently paid off the $60,000 loan.

Creditor Waiver Agreements. In connection with the Company's purchase of 20/20 Technologies, Inc. there were two outstanding agreements with creditors of 20/20 Technologies and its subsidiaries, calling for the accrual of these liabilities at 8% simple interest and the payoff of the principal in eight quarterly installments, plus a prepayment of 10% of the original principal amount of the obligations upon the Company raising $10,000,000 of equity and a second comparable prepayment upon the Company raising an additional $10,000,000. There is a remaining principal balance of $967,080 with respect to these loans. The required second 10% payment has not yet been made.  With respect to a third similar creditor agreement, election was made to convert the $45,780 obligation to common stock, which conversion was effected in exchange for 75,049 shares of common stock.

As a result of all issuances of capital stock of the Company to date, the outstanding capital stock of the Company on an as converted to Common Stock basis as of April 9, 2007 represents 71,265,110 shares of Common Stock (on an as converted basis), with cumulative stock options to purchase 18,624,557 (rounded and including options for approximately 1,700,000 shares authorized but not yet issued) shares of Common Stock (on an as converted basis and subject to certain vesting and/or performance criteria) and cumulative warrants to purchase 79,697,340 (rounded) shares of Common Stock (on an as converted basis), representing cumulative fully diluted capitalization of 169,587,007 (rounded) shares of Common Stock on an as converted basis.

In 2007 the Company identified Frontrunner and other assets of the business as non-core to the Telecom Integrator model. As a result, the Company will account for these segments as discontinued operations starting in the first quarter of 2007.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Previous independent registered public accounting firm

On January 3, 2006, the Company dismissed its independent auditor, Russell Bedford Stefanou Mirchandani LLP, Certified Public Accountants ("Russell Bedford"). The decision to dismiss Russell Bedford as the Company's independent registered public accounting firm was approved by the Company's Board of Directors on January 3, 2006.

The report of Russell Bedford on the Company's consolidated financial statements for the year ended December 31, 2004 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle.

During the year ended December 31, 2005, and through January 3, 2006, the Company has not had any disagreements with Russell Bedford on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Russell Bedford, would have caused them to make reference thereto in their report on the Registrant's consolidated financial statements for such year.

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

Item 8A. Controls and Procedures.

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of December 31, 2006, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. As described below, there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third and fourth quarter of 2006, we completed our acquisitions of 20/20 Technologies,  CentrePath and Global Capacity Group.  Since these entities have limited resources for processing accounting information and financial reporting, we concluded a material weakness exists related to proper segregation of duties at these locations.  We have begun a process to improve upon our internal controls in an effort to remediate these deficiencies.  This process will include a thorough review of our internal control structure to ensure we have proper segregation of duties being performed by our accounting staff, consolidation of existing accounting systems and the implementation of defining our accounting policies and procedures.  Upon completion, we will be able to provide reasonable assurance that no acts of fraud are being committed.

The certifications of our chief executive officer and chief financial officer attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-KSB include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 8A for a more complete understanding of the matters covered by the certifications.

Item 8B. Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The information concerning our officers required by this Item is incorporated by reference to the information included herein under Item 4A. The information concerning our directors and other matters required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Election of Directors”.

The information concerning compliance with Section 16(a) of the Exchange Act required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Section 16(a) Beneficial Ownership Reporting Compliance”.

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

Item 10. Executive Compensation.

The information that is required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the caption “Executive Compensation”.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 The information about security ownership of certain beneficial owners and management required by this Item is incorporated by reference to our definitive proxy statement to our 2006 Annual Meeting of Stockholders under the captions “Security Ownership of Certain Beneficial Owners and Management”.

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2006, we were in default on an unsecured note payable totaling $85,143 to Jel-Ken, LLC. Mr. Phil Kenny, who is on our board of directors, is a principal of this entity. We continue to be in default of this loan agreement.

During 2006, we had a $100,000 unsecured notes payable to Momentum Capital, LLC, whose principals include Mr. Lee Wiskowski and Mr. Douglas Stukel. Both Messers. Wiskowski and Stukel, were our co-CEO’s up through the first six months of 2006 and senior executive officers of our Company through January 2007. Mr. Stukel provided an additional $30,000 demand note to us on June 14, 2006. As part of the terms of the notes payable, we issued a total of 15,000 warrants to Momentum Capital and 25,700 stock warrants to Mr. Stukel during 2006 at an exercise price of $0.70 per share in conjunction with these loans. We had repaid the notes payable as of December 31, 2006.

Additionally, Mr. Douglas Stukel provided numerous short term bridge notes during 2006 to our Company. Each of these notes were repaid as of December 31, 2006. As part of the terms of the notes, we issued Mr. Stukel a total of 150,000 warrants during 2006 at an exercise price of $0.50 per share.

As part of our acquisition of 20/20, Mr. Bob Geras, the Chairman of our board of directors and Mr. Patrick Shutt, an executive officer and member of our board of directors, had preferred stock of 20/20 converted into the equivalent of 2,019,335 and 68,221, respectively, of our Common Stock.

Mr. Bob Geras, Mr. Thomas Hudson and Mr. Patrick Shutt, all board members of our Company and Mr. Hudson and Mr. Shutt, who are also senior officers of the Company, have lent a total of $417,630, plus accrued interest to our Company as part of the short term secured financing completed by us during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short term note payables of our Company. The loans bear interest at a rate of 18% and mature on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of our common stock at an exercise price of $0.50 per share. These warrants expire on August 24, 2009. Additionally, Mr. Bob Geras, who is chairman of our board of directors, had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20 a portion of this secured debt was paid to him totaling $231,100 of principal balance and $28,888 of accrued interest. On January 19, 2007, Messers. Geras, Hudson and Shutt (to his designee) were all repaid the principal and interest amounts owed totaling $283,993, $106,722 and $54,307.

Mr. Tom Hudson, who is on our board of directors and is Chief Executive Officer of our Company, had a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20 and was subsequently repaid with accrued interest totaling $15,682 in 2007.

During 2006, the board issued a total of 2,330,000 of stock warrants at an exercise price of $0.70 per share to board members and several members of the senior management in conjunction with past services to our Company. These warrants all have a five year life and expire on September 14, 2011. The following is a list of those warrants issued and the services they relate to:

Name	Role	Description of service performed (1)	Total # of Warrants Issued
Mr. Bob Geras	Chairman of our board of directors	Three years of serving on our board of directors and 3 years on a Committee	450,000

Mr. Phil Kenny	Member of our board of directors	Two years of serving on our board of directors	150,000

Mr. David Beamish	Member of our board of directors	Two years of serving on our board of directors	150,000

Mr. Lee Wiskowski	Member of our board of directors and former Co-CEO	Two years as co-CEO and three years of serving on our board of directors	475,000

Mr. Douglas Stukel	Member of our board of directors and former Co-CEO	Two years as co-CEO and three years of serving on our board of directors	475,000

Mr. Lee Wiskowski	Member of our board of directors and former Co-CEO	For securing a convertible short-term notes payable	240,000

Mr. Douglas Stukel	Member of our board of directors and former Co-CEO	For securing a convertible short-term notes payable	240,000

Mr. Derry Behm	Chief Financial and Principal Accounting Officer	For serving as the Company's Chief Financial Officer	150,000

		Total Warrants Issued	2,330,000

(1)
Our board of directors authorized 75,000 warrants for each year of service on our board and 25,000 for serving as a committee member. The board authorized 125,000 for each year of service as co-CEO of our company.

In connection with our acquisition of 20/20, Mr. Bob Geras was issued warrants to purchase 89.9487 shares of Series A Preferred Stock (representing 99,942 shares of common stock on an as converted basis) exercisable at $1,000 per share ($0.90 per share on an as converted to Common Stock basis) in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of our Company. These warrants expire on August 24, 2011.

As part of a short term bridge financing during 2006, Mr. David Beamish, who is a member of our board of directors, was issued 25,700 stock warrants with an exercise price of $0.70 per share and expire on December 31, 2011. The note payable was repaid as of December 31, 2006.

In connection with the acquisition of CentrePath and Global Capacity, we issued two short term bridge notes which totaled $12.6 million bearing interest at a rate of 8%. Of this amount, our Chief Executive Officer, Mr. Thomas Hudson and our chairman of our board of directors, Mr. Bob Geras lent $2.0 million and $1.8 million, respectively. As part of the terms of the notes payable, Mr. Hudson and Mr. Geras received stock warrants to purchase 1125.00112 Series AA Preferred Shares (2,000,000 common shares on an as converted basis) and 464.62965 Series AA Preferred Shares (1,032,500 common shares on an as converted basis)respectively. Mr. Hudson received an additional warrant to purchase 450.0045 Series AA Preferred Shares (1,000,000 common shares on an as converted basis) for putting his $1.0 million at risk in connection with the completion of our acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. Mr. Hudson was not paid any cash compensation related to his investment into our Company. The above mentioned stock warrants have an exercise price of $1,000 per Series AA Preferred Share ($0.45 per share of common stock on an as converted basis) expiring on December 31, 2009. In addition, Mr. Geras was also paid $280,000 for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of $3.7 million. These loans were accomplished on very short notice, and therefore without Mr. Geras providing his personal guarantees and the pledge of his own assets, it is likely that both of the CentrePath and Global Capacity acquisitions would have been in jeopardy. On January 19, 2007, Mr. Hudson converted approximately $1.0 million of the notes payable under the equity funding terms described in Note 16 - Subsequent Events. Mr. Hudson was repaid approximately $0.5 million on this date and elected to place the remaining $0.5 million into the Junior Secured Facility also described in Note 16 - Subsequent Events. Mr. Geras was repaid the entire principal and interest totaling $1.9 million upon the completion of our initial equity funding on January 19, 2007.

In securing various short term bridge financing during 2006, Mr. Lee Wiskowski and Mr. Douglas Stukel each received cash compensation totaling $211,500 during 2006. In addition to these fees, Messers. Wiskowski and Stukel were paid annual salaries of $87,500 for serving as our co-CEOs and/or Vice-Presidents in 2006. During 2006 we entered into a severance agreement with Messers. Wiskowski and Stukel. As part of this agreement, our board of directors agreed to pay each of them cash compensation of $50,000 upon their termination as executive officers, which we accrued in 2006 and paid in 2007.

Three senior executives, Thomas G. Hudson, Patrick C. Shutt and George King, entered into employment agreements with us. The terms of each agreement are for two years and provide for base salaries of $240,000 to Mr. Hudson and $200,000 to each of Mr. Shutt and Mr. King. Additionally Mr. Hudson's contract provides for the opportunity to attain an annual performance bonus of up to 200% of Mr. Hudson's salary as determined by the Board. Mr. Hudson has been granted 1,800,000 executive stock options and 1,000,000 performance stock options under his employment contract and related option agreements, allowing him to purchase our common stock of the Company at $.70 per share. The agreement provides for customary severance and an acceleration of unvested Executive and Performance options in the event that we terminate Mr. Hudson's employment without cause or if Mr. Hudson terminates for “good reason.” The contracts of Mr. Shutt and Mr. King are similar to Mr. Hudson's except that 1,500,000 executive stock options were granted to each individual to purchase our common stock at $.70 per share. Additionally each of the individuals will also have the possibility of an annual performance bonus as determined by the Board.

In 2007, Mr. Lee Wiskowski and Mr. Douglas Stukel each received cash payments totaling $319,000 in connection with all the transactions completed by the Company in 2006 and 2007. In addition, Messers. Wiskowski and Stukel were each issued warrants to purchase stock warrants to purchase 374.53110 shares of Series AA Preferred Stock (representing in the aggregate 832,117 shares of common stock on an as converted basis) , with one half at an exercise price of $1,000 per share ($0.45 per share on an as converted to common stock basis) expiring on December 31, 2008 and the other half at an exercise price of $1,444.44 per share ($0.65 per share on an as converted to common stock basis) expiring on December 31, 2009. Also, as part of securing the various short terms notes, we issued warrants to purchase 33.75034 shares of Series AA Preferred Stock (75,000 shares of common stock on an as converted basis) each to both Mr. Lee Wiskowski and Mr. Douglas Stukel. The stock warrants have an exercise price of $1,000 per Series AA Preferred Share ($0.45 per share of common stock on an as converted basis) expiring on December 31, 2009.

No cash compensation was paid to Mr. Thomas Hudson in connection with completing any of the transactions in 2006 or 2007.

Item 13. Exhibits.

A list of the Financial Statements and Financial Statement Schedules filed as part of this Report is set forth in Item 7, which list is incorporated herein by reference.
Exhibit Number	Description of Document

2.1	Agreement and Plan of Merger by and among the Company, 20/20 Merger Sub, Inc. and 20/20 Technologies, Inc., dated September 8, 2006. (1)

2.2
Agreement and Plan of Merger with CGSI MergerCo, Inc., a Delaware corporation and CentrePath, Inc., a Delaware corporation pursuant to which MergerCo. merged with and into the CentrePath, and CentrePath would be the surviving corporation in the merger. (2)

2.3
Agreement and Plan of Merger (the “Merger Agreement”) by and among Global Capacity Merger Sub, Inc., a Texas corporation and a wholly-owned subsidiary of the Company, Global Capacity Group, Inc., a Texas corporation (“GCG”), John Abraham and David P. Walsh. (3)

2.4	Amendment to Agreement and Plan of Merger (the “Amendment”) by and among Global Capacity Merger Sub, Inc., Global Capacity Group, Inc., John Abraham and David P. Walsh.(4)

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (5)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (6)

3.3	By-laws of Capital Growth Systems, Inc. (5)

10.1	Purchase Agreement by and among the Company, Augustine Fund, L.P., Michael Balkin and David Lies, dated July 28, 2006. (7)

10.2	Warrant issued by Company to Augustine Capital Management, LLC, dated July 28, 2006. (7)

10.3	Agreement by and among the Company, Michael Balkin and David Lies, dated July 28, 2006. (7)

10.4
Common Stock Warrant issued by the Company to Michael Balkin, dated July 28, 2006 together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.5
Bridge Note Purchase Agreement by and among the Company and a limited number of accredited investors, dated August 23, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.6
First Amendment to Bridge Note Purchase Agreement by and among the Company and a limited number of accredited investors, dated August 24, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.7	Agreement by and between Capital Growth Systems, Inc. and Mellon Enterprises, LLC, dated August 24, 2006. (7)

10.8	Common Stock Warrant issued by the Company to Mellon Enterprises, LLC, dated August 24, 2006. (7)

10.9	Purchase Agreement by and between Capital Growth Systems, Inc. and LaSalle 20/20 Lender, LLC and certain other lenders, dated August 24, 2006. (7)

10.10	Common Stock Warrant issued by the Company to LaSalle 20/20 Lender, dated August 24, 2006. (7)

Exhibit Number	Description of Document

10.11
Convertible Promissory Note issued by the Company to Michael Balkin, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.12
Series A Convertible Preferred Stock Purchase Warrant issued by the Company to Michael Balkin, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.13
Common Stock Warrant issued by the Company to David Beamish, dated September 8, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.14	Mellon Inducement Agreement by and between Mellon Enterprises, Limited Partnership and the Company dated September 8, 2006. (7)

10.15	Series A Convertible Preferred Stock Warrant issued by the Company to Mellon Enterprises, Limited Partnership, dated September 8, 2006. (7)

10.16	Inducement Agreement by and between Venture Equities Management, Inc., Mellon Enterprises, Limited Partnership, dated September 8, 2006. (7)

10.17	Series A Convertible Preferred Stock Warrant issued by the Company to Venture Equities Management, Inc., dated September 8, 2006. (7)

10.18	Employment Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006. (7)

10.19	Stock Option Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006. (7)

10.20	Performance Option Agreement by and between Patrick C. Shutt and the Company, dated September 8, 2006. (7)

10.21	Employment Agreement by and between George A. King and the Company, dated September 8, 2006. (7)

10.22	Stock Option Agreement by and between George A. King and the Company, dated September 8, 2006. (7)

10.23	Performance Option Agreement by and between George A. King and the Company, dated September 8, 2006. (7)

Exhibit Number	Description of Document

10.24	Amendment No. 1 to Employment Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006. (7)

10.25	Amendment No. 1 to Stock Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006. (7)

10.26	Performance Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006. (7)

10.27
Common Stock Warrant issued by the Company to Robert Geras, dated September 14, 2006, together with a schedule of substantially identical documents omitted from filing pursuant to Rule 12b-31 promulgated under the Exchange Act. (7)

10.28	Separation Agreement by and between Rory Herriman and the Company, dated September 30, 2006. (7)

10.29	Consulting Agreement by and between Rory Herriman and the Company, dated September 30, 2006. (7)

10.30	Stock Option Agreement by and between Thomas G. Hudson and the Company, dated September 8, 2006. (7)

10.31	Centrepath Bridge Note Purchase Agreement by and among the Company and a limited number of accredited investors dated as of November 30, 2006. (8)

10.32	Global Bridge Note Purchase Agreement by and among the Company and a limited number of accredited inestors dated as of December 11, 2006. (9)

10.33	Placement Agency Agreement between Capital Growth Systems, Inc. and National Securities Corporation dated November 14, 2006.

10.34	First Amendment dated December 28, 2007 to Placement Agency Agreement between Capital Growth Systems, Inc. and National Securities Corporation.

10.35	Lease between FSP 505 Waterford Corp. and Capital Growth Systems, Inc. dated April 15, 2007.

10.36	Amendment of office service agreement between Wacker Drive Executive Suites, LLC and 20/20 Technologies, Inc. dated March 1, 2007.

10.37	Office service agreement between Wacker Drive Executive Suites, LLC and 20/20 Technologies, Inc. dated March 1, 2006.

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).
(2)	Incorporated by reference to Form 8-K filed with the Commission on December 11, 2006 (SEC File No. 0-30831).
(3)	Incorporated herein by reference to the Form 8-K filed with the Commission on October 6, 2006 (File No. 0-30831).
(4)	Incorporated herein by reference to the Form 8-K filed with the Commission on December 15, 2006 (File No. 0-30831).
(5)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).
(6)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).
(7)	Incorporated by reference to Form 10QSB for the quarter ended September 30, 3006 filed with the Commission on November 20, 2006 (SEC File No. 0-30831)
(8)	Incorporated by reference to Form 8-K filed December 6, 2006 (file No.0-30831)
(9)	Incorporated by reference to Form 8-K filed December 15, 2006 (file No. 0-30831)

 Item 14. Principal Accountant Fees and Services.

 The information that is required by this Item is incorporated by reference to our definitive proxy statement for our 2006 Annual Meeting of Stockholders under the caption “Ratification of Independent Auditors”.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Chief Executive Officer

/s/ Derry L. Behm
Derry L. Behm, Chief Financial and Accounting Officer
Dated: April 20, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas Stukel	Director	April 20, 2007
Douglas Stukel
/s/ Lee Wiskowski	Director	April 20, 2007
Lee Wiskowski
/s/ David A. Beamish	Director	April 20, 2007
David A. Beamish
/s/ Philip B. Kenny	Director	April 20, 2007
Philip B. Kenny
/s/ Patrick C. Shutt	Director	April 20, 2007
Patrick C. Shutt
/s/ Robert T. Geras	Chairman of the Board	April 20, 2007
Robert T. Geras
/s/ Thomas G. Hudson	Chief Executive Officer	April 20, 2007
Thomas G. Hudson
/s/ Derry L. Behm	Chief Financial and Accounting Officer	April 20, 2007
Derry L. Behm

EXHIBIT INDEX

Exhibit Number	Description of Document

21	List of Subsidiaries.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.