Form 10KSB/A
period 2006-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-04-30
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 1

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

(312) 673-2400
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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Capital Growth Systems, Inc. (the "Company") in order to amend and restate certain items of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 filed with the SEC on April 20, 2007 (the "Form 10-KSB").

This Amendment is being filed primarily in order to include Part III, Items 10 and 11 as we will not file our definitive proxy statement for the 2007 Annual Meeting of Stockholders within 120 days after the close of the 2006 year. Further, this Amendment also provides additional information required by Part III, Item 9 which was not included in our Form 10-KSB filing. This amendment also supersedes and replaces the information contained in Part III, Item 12 of our Form 10-KSB filing.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

 Our directors and executive officers and their ages as of the date of this Memorandum are as follows:

Name	Age	Position
Thomas G. Hudson	60	Chief Executive Officer/Director
Patrick C. Shutt	39	President/Director
George A. King	47	President-Global Operations and Development/Director
Robert A. Pollan	46	Chief Information and Strategy Officer
Derry L. Behm	47	Chief Financial Officer
Lee Wiskowski	40	Executive Vice President/Director
Douglas J. Stukel	36	Executive Vice President/Director
Robert T. Geras	69	Chairman of the Board of Directors
Philip B. Kenny	52	Director
David A. Beamish	42	Director

Thomas Hudson, CEO and Director. Mr. Hudson, age 60, has served as our CEO and director since June, 2006. He has played a key leadership role in innovation technology businesses for over three decades. He was most recently chairman and chief executive officer of Computer Network Technology Corporation (“CNT”), whose shares traded on Nasdaq before being acquired by McDATA Corporation in June 2005, when he also joined McDATA’s board of directors (and also joined the board of directors of 20/20 as its chairman). During his tenure at CNT, Mr. Hudson: (i) grew the business revenue profitability from $65 million to $360 million in wide area storage networking; and (ii) in 2004 launched a VNO at CNT in collaboration with 20/20, which achieved $40 million of contracted revenue associated with connectivity for storage area networks over a period of 18 months. Prior to his tenure from 1996 through 2005 at CNT, he was a senior vice president of corporate development for McGraw Hill Companies from 1993 to 1996. Mr. Hudson began his professional business career in 1968 at IBM, where he served in various executive management capacities, including heading an over $1 billion division. He received his B.S. in electronic engineering from the University of Notre Dame and his M.B.A. from New York University. He has served on several public company boards including Ciprico, McDATA and Lawson. He currently serves on the public boards of Intentia and Plato Learning.

Patrick C. Shutt, President and COO. Mr. Shutt, age 39, is also a member of the Board of Directors. He has more than seventeen years of experience in information services and telecommunications industry including being a co-founder, Director and Chief Executive Officer of 20/20 Technologies, Inc. and a Director and the CEO of Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth in September, 2006. Also Mr. Shutt co-founded and served as a Director, Chairman, Chief Executive Officer and President at Universal Access from October 1997 to November 2002. Under Mr. Shutt’s leadership, Universal Access grew revenues by over 17,000% and received numerous awards for its growth. Mr. Shutt also led the company through its IPO in March of 2000 which was underwritten by Goldman Sachs and had an initial market capitalization over $3 billion.

Mr. Shutt began his career from 1989 to 1992 with the Sprint Communications and the global telecommunications company Cable and Wireless PLC from 1992 to 1994. Mr. Shutt then moved to Teleport Communications Group (TCG) from 1994 to 1996. In late 1996 Mr. Shutt operated a TCG master agency start up organization named Arista Communication until September of 1997. Mr. Shutt serves as the Board of Director President for Volunteers of America Illinois a non-for-profit organization. Mr. Shutt serves on the Alumni Board at Wagner College. Mr. Shutt serves on the advisory Board for the Business School at the University of New Haven and Mr. Shutt holds a B.A. and an M.B.A. from Wagner College in New York.

George A. King, President of Global Operations and Development. Mr. King, age 47, will also be nominated to our board of directors at the next annual meeting of shareholders. Mr. King previously was the co-founder, Director and President of 20/20 Technologies, Inc. and a Director and President Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth in September, 2006. He has more than twenty years of experience in law, finance and telecommunications, including serving as a Director, Chief Development Officer and in several President operating roles at Universal Access from 1997 to 2002. He began his career from 1984 to 1995 with the Wall Street law firm of Mudge Rose Guthrie Alexander & Ferdon and the global investment banking firm of Credit Suisse First Boston. He was a co-founder of an investment banking spin-off from CSFB, Cambridge Partners, LLC, in 1995 and operated his own corporate finance advisory firm from December 1996 until August 1999 when he joined Universal Access on a full time basis. Mr. King’s board experience includes serving as a Section 16 Officer of a US public company, as well as Director or Trustee of two public companies, five private companies and two universities. Mr. King holds an A.B. (cum laude) from Colgate University and a J.D. from Fordham University School of Law.

Robert A. Pollan, Chief Information and Strategy Officer, Mr. Pollan age 46, will also be nominated to our board of directors at the next annual meeting of shareholders. Mr Pollan brings a combination of large-company experience and an entrepreneurial background in Europe and the United States. He is an experienced operating executive and senior board member in both technology and non-technology enterprises. Working at General Electric, Mr. Pollan completed a multi-year General Electric management development program rotation focused on industrial automation businesses. He variously served at GE Capital Corp subsidiaries as CEO, CTO and VP of business development. He spent several years in Central Europe in the early 1990s, where he led the largest successful Central European industrial organizational and financial restructuring, and subsequently privatized the Szczecin Shipyard in Poland. His achievements became the subject of a 1995 Harvard Business Review article citing it as a model of post-communism management. Mr. Pollan was one of the four initial managing directors of Internet Capital Group, a leading, publicly held B2B holding company. While at ICGE, he was the founding chairman of ICG Commerce, a leading online procurement services provider. On leaving Internet Capital Group at the end of 2000, Mr. Pollan served in key operating roles at Universal Access and Mobility Technologies, now Traffic.com, both publicly held companies that were part of the ICGE network. He set up cutting-edge systems for the delivery of information, critical in the value proposition of both companies. Mr. Pollan also was recruited to lead the turn around and be chairman of the board of Energy Solutions International, a world leader in pipeline management software for the oil and gas industry. Mr. Pollan is a graduate of the Harvard Business School with a MBA with distinction. Prior to Harvard, he graduated from the University of Pennsylvania's Management and Technology Program (Wharton and Moore Schools), with the dual degrees of BS Electrical Engineering and BS Economics, with honors.

Derry L Behm, Chief Financial Officer. Mr. Behm, age 47, has served as our chief financial officer since 2004. Mr. Behm served as the chief financial officer of Spiegel Catalog, Inc. from 2000 to 2003 and as the chief financial officer of Harrods Online, Inc. from 1999 to 2000. Prior to 1999, Mr. Behm was the corporate controller of The Spiegel Group.

Lee Wiskowski, Director. Mr. Wiskowski, age 39, has served as a director of ours since the completion of our merger with Nexvu. Mr. Wiskowski served as our co-chief executive officer from August 30, 2004 until our hiring of Mr. Hudson. In 1994, Mr. Wiskowski was the co-founder of Madison Securities and early in 1999 was a co-founder of Advanced Equities, both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December 2002, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander, LLC and co-founder of Momentum Capital, LLC, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Wiskowski also serves as an officer and director of Health Partnership Inc. and Mountains West Exploration, Inc.

Douglas J. Stukel, Director. Mr. Stukel, age 36, has served as a director since August 2003. Mr. Stukel served as our co-chief executive officer from August 30, 2004 until our hiring of Mr. Hudson. Mr. Stukel, together with Mr. Wiskowski, led the investor group which purchased the current majority stake in our company. In addition, Mr. Stukel is a co-founder of Premier Holdings of Illinois, LLC, a distributor of medical supplies based in Joliet, Illinois. Mr. Stukel served as the president of Cendant Home Funding, a residential mortgage company based in Joliet, Illinois, from 1997 until 2001. Mr. Stukel is also a co-founder of Momentum Capital, LLC, a privately held firm providing financial advisory services in connection with mergers and acquisitions and analysis as to strategic alternatives. As a co-founder of Momentum Capital, LLC, Mr. Stukel’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients and the provision of advisory services related to the clients. Mr. Stukel also serves as an officer and director of Health Partnership Inc., a publicly reporting company that owns and operates health clubs and Mountains West Exploration, Inc., a publicly reporting company seeking to acquire an operating business.

Robert T. Geras, Chairman of the Board of Directors. Mr. Geras, age 67, has served as our Chairman of the Board since the completion of our merger with Nexvu in January 2004. Mr. Geras served as the Chairman of Nexvu from June 2003 through the date of the merger. Mr. Geras’ sole occupation for the last twenty two years has been as a private investor. Among the companies in which Mr. Geras has been an early-stage investor is Merge Technologies Inc., a public company included in the Nasdaq National Market, which provides eHealth connectivity products for medical imaging and other clinical information. Mr. Geras has also served as a director and/or early stage investor in VideoHome Tours, a provider of visual content management and marketing services for large brokerage firms since 2001; Advanced Diamond Technologies, Inc., a developer of synthetic diamonds for the nano-industry since 2005; ShowTime.com, a complete Internet scheduling and productivity tool for real estate agents since 1999; Exadigm, Inc., a company engaged in the development and sale of electronic payment processing equipment utilizing wi-fi technology since 2003; Bias Power Technology, Inc. a developer of patented low watt DC-to-DC power supplies since January 2005; and 20/20 Technologies, Inc, a provider of bandwidth and connectivity to the high speed data transmission industry since 2004.

Philip B. Kenny, Director. Mr. Kenny, age 52, has served as a director since August 2004. He is, and has been for over the last five years, an owner of and partner in Kenny Industries, a holding company for Kenny Construction Company, Seven K Construction, Northgate Investments, Casino Queen and Clinton Industries. Mr. Kenny serves as president of Seven K Construction and Northgate Investments. In addition, Mr. Kenny recently served as CEO of K-2 Industrial, a $140 million service company, with over 1,000 corporate clients across the United States. In addition, he serves on the executive committee of Sports Publishing, a Champaign, IL publisher that produces and distributes 120 sports publications on an annual basis. Mr. Kenny also serves on the boards of Umbrella Entertainment, the largest production manager of air shows in the United States, Fifth Media, a technology company in Libertyville, IL, and Insight Productions, a designer and importer of custom products based in Naperville, IL. He serves on the business advisory board at Miami University in Oxford, OH, the board at Northern Illinois University School of Engineering and Technology, and Loyola Academy, the largest Jesuit High School in the United States. Mr. Kenny is a graduate of the Business School at Arizona State University.

David A. Beamish, Director. Mr. Beamish, age 42, has served as a director since August 2004. He has been in sales and marketing for over 19 years. Mr. Beamish began his career in the medical sales area, where he worked for Medline Industries for five years. He successfully managed and built a four state territory to over $35 million in sales. In 1987, he left Medline Industries to co-found Premier Medical Industries Inc., which he and a partner built to $32 million in sales business over a period of eight years. After Premier Medical Industries, Mr. Beamish successfully formed, built and sold five local businesses: Premier Sales Inc. (a linen and textile distributor), Premier Tax and Accounting LLC (an accounting and tax firm), Premier Construction LLC (a small construction firm), Premier Technologies (a computer distributor and Internet firm), and Premier Products LLC (a nursing home supply company). Today, Mr. Beamish owns and operates Premier Laundry Technologies LLC, the largest independently owned COG Healthcare Laundry in the Midwest. PLT has three plants and employs over 150 people.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings are covered under Item 401(d) of Regulation S-B. Officers serve at the discretion of our board of directors. Our board of directors has determined that Messrs. Geras, Beamish and Kenny are independent within the meaning of Rule 4200 of the Nasdaq Stock Market.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors and shareholders beneficially owning more than 10% of our Common Stock are required, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to file reports of ownership of our Common Stock with the Securities and Exchange Commission. Based solely upon a review of the copies of reports furnished to us, we believe that our executive officers, directors and stockholders beneficially owning more than 10% of our Common Stock, have complied with the requirements during the year ended December 31, 2006, with the exception of the following transactions which have not been timely filed: issuance of capital stock to Messrs Geras and Shutt in connection with the merger of 20/20 Technologies, Inc. into a subsidiary of the Company (as part of the merger consideration for their shares of 20/20 Technologies, Inc.) and issuance of warrants to Messrs. Hudson, Stukel and Geras to purchase convertible preferred stock of the Company in connection with the funding of bridge loans to the Company.

Item. 10  Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

We have prepared the following Compensation Discussion and Analysis, or CD&A, to provide you with information that we believe is necessary to understand our executive compensation policies and decisions as they relate to the compensation of our named executive officers (each, an “NEO”) as identified in our Summary Compensation Table.

The Compensation Program

The Company’s philosophy with respect to compensation is straightforward: to attract, retain and motivate qualified employees. The Company endeavors to offer prospective employees a salary that is competitive in the marketplace and also commensurate with their peers internally. Another objective of the compensation program is to motivate employees by aligning their interests with shareholders with equity incentives, thereby giving them a stake in the growth and prosperity of the Company and encouraging the continuance of their services with the Company or subsidiaries or affiliated companies. Given the relative size of the Company, it has determined to take a simple, straightforward approach to compensating its NEOs and to avoid other forms of compensation, such as awards under non-equity incentive plans, non-qualified defined benefit plans and pension plans.

The Company’s compensation program is designed to reward performance, both individual performance and the performance of the Company as a whole. The Company has implemented a practice of using specific quantitative metrics in determining compensation both cash and stock option incentive compensation. The Company’s Telecom Logistics business model is based around building a profitable monthly recurring revenue stream and is the basis for rewarding its NEOs. The Company strongly believes that this approach affords more flexibility in rewarding the performance of individuals in light of the Company’s current financial standing.

The Company has employment agreements with its Chief Executive Officer, Chief Operating Officer and its President - Global Operations and Development. Each employment agreement provides for a base compensation, along with both cash and equity incentive compensation. The cash incentive compensation is determined by the board of directors and the equity compensation is defined within each of the NEOs employment agreements. Those NEOs that do not have an employment agreement are also provided a base salary, bonus and equity incentives as determined by the board of directors and are employed “at will” with the Company.

Our Compensation Philosophy

The compensation paid to our NEOs is a reflection of the Company’s overall compensation philosophy as the Company’s desire to retain and motivate its employees manifests itself in how compensation is allocated to the NEOs. Cash bonuses, which are a meaningful percentage of each individual’s total annual compensation, are paid to NEOs on an annual basis at year-end to help ensure that these individuals remain focused in any given year. In addition, the stock grants awarded to the NEOs contain both time and incentive based provisions to facilitate motivation and retention of the Company’s NEOs.

We believe that the Company’s approach to compensation has allowed it to attract and retain highly talented telecommunication veterans, which is challenging in today’s strong labor market. The cash component of the compensation program has adequately compensated the NEOs for services rendered, while the equity issuances have given them a stake in the growth and prosperity of the Company. This equity stake has provided further incentive to the NEOs to continue working with and for the Company.

Elements of Compensation

The Company has employment agreements with its Chief Executive Officer, Chief Operating Officer and President. The Company provides compensation to its NEOs in the form of both cash and equity. Cash compensation is paid in two forms: base salary and annual incentive bonuses. The criteria to earn the incentive bonuses are determined by the board of directors.

The amount of this incentive is determined at the discretion of the Compensation Committee, which analyzes both the performance of the individual and the Company as a whole. The incentive bonus, if any, is paid after the end of the Company’s fiscal year. The Company also compensates and provides incentives to its NEOs through the issuance of equity in the Company. The Company has to date only issued stock options and warrants to its NEOs.

Shutt Employment and Option Agreements

Effective on September 8, 2006, the Company entered into an employment agreement, a stock option agreement and a performance option agreement with Patrick C. Shutt, upon Mr. Shutt's appointment as the Company's President and a member of the Board of Directors ("Board"). Each agreement was approved by the Company's Board.

Mr. Shutt's appointment as President was pursuant to an employment agreement (“Shutt Employment Agreement”), the material terms of which are briefly summarized here. Mr. Shutt has been appointed to the position of President and Chief Operating Officer of the Company, subject to the power of the CEO and Board to limit such duties, responsibilities and authority. The term of the Shutt Employment Agreement is for a period of two (2) years, subject to either party terminating it prior to the expiration of such two (2) year term. The term shall continue for additional one (1) year terms if neither party terminates the Shutt Employment Agreement prior to the expiration of the original two (2) year term and each subsequent extension. Mr. Shutt's annual base salary shall be equal to $200,000 with the possibility of an annual performance bonus as determined by the Board. Mr. Shutt will also be entitled to participate in all other benefits, perquisites, vacation days, benefit plans or programs of the Company which are available generally to other Company executives. In addition, the Company granted Mr. Shutt an option to acquire up to 1,500,000 shares of Common Stock of the Company at a strike price of $.70 per share (the “Employee Options”). In accordance with the option agreement (i) 25% of the Employee Options vested upon approval by the Board, and (ii) 25% shall thereafter vest on each anniversary of the Agreement over the next three (3) years. The Employee Options are governed by an option agreement between Mr. Shutt and the Company, reflecting such terms.

Mr. Shutt's Employment Agreement also includes a grant of an option to acquire up to 1,000,000 shares of the Company's Common Stock (the “Performance Options”) for a strike price equal to $.70, as an incentive to attain certain revenue objectives. The Performance Options shall vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, Mr. Shutt shall vest in 50% of the Performance Options; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. The Performance Options are governed by an option agreement between Mr. Shutt and the Company, reflecting such terms.

The Shutt Employment Agreement provides for customary severance and an acceleration of unvested Employee Options and Performance Options in the event the Company terminates Mr. Shutt's employment without cause or if Mr. Shutt terminates for “good reason.” Additionally, the Employee Options and Performance Options immediately vest and become exercisable in the event of a “change of control” as follows: (i) 50% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $1.80; and (ii) 100% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $2.35, in the event the unvested options are not substituted or continued by the acquirer. Finally, the Shutt Employment Agreement provides for additional payments to Mr. Shutt in the event of a change of control or if some of the compensation payable to Mr. Shutt upon a change of control exceeds certain limitations contained in the Internal Revenue Code of 1986, as amended.

King Employment and Option Agreements

Effective on September 8, 2006, the Company entered into an employment agreement, a stock option agreement and a performance option agreement with George A. King, upon appointment of Mr. King as the Company's President Global Operations and Development. Each agreement was approved by the Company's Board.

Mr. King's appointment as President Global Operations and Development was pursuant to an employment agreement (“King Employment Agreement”), the material terms of which are briefly summarized here. Mr. King has been appointed to the position of President Global Operations and Development, responsible for knowledge database, carrier and channel partnerships and corporate business development, subject to the power of the CEO and Board to limit such duties, responsibilities and authority. The term of Mr. King's Agreement shall be for a period of two (2) years, subject to either party terminating it prior to the expiration of such two (2) year term. The term shall continue for additional one (1) year term if neither party terminates the Agreement prior to the expiration of the original two (2) year term and each subsequent extension. Mr. King's annual base salary shall be equal to $200,000 with the possibility of an annual performance bonus as determined by the Board. Mr. King will also be entitled to participate in all other benefits, perquisites, vacation days, benefit plans or programs of the Company which are available generally to other Company executives. In addition, the Company granted Mr. King an option to acquire up to 1,500,000 shares of Common Stock of the Company at a strike price equal to $.70 per share (“Employee Options”). In accordance with the option agreement (i) 25% of the Employee Options vested upon approval of the option agreement by the Board, and (ii) 25% shall thereafter vest on each yearly anniversary of Mr. King's Agreement over the next three (3) years. The Employee Options are governed by an option agreement between Mr. King and the Company, reflecting such terms.

Mr. King's Employment Agreement also includes a grant of an option to acquire up to 1,000,000 shares of the Company's Common Stock (the “Performance Options”) for a strike price equal to $0.70 per share. The Performance Options shall vest upon the realization by the Company of achieving a “Target MRR”, which means the sum of the Base Amount plus $3.5 million of monthly recurring revenue for a period of at least 90 days on or before April 1, 2009. For purposes of defining the Base Amount, this is equal to monthly recurring revenue with respect to the maintenance contracts and the installed circuits for Frontrunner Networks Systems Corporation and for Global Capacity Group, respectively.

The King Employment Agreement provides for customary severance and an acceleration of unvested Employee Options and Performance Options in the event the Company terminates Mr. King's employment without cause or if Mr. King terminates for “good reason.” Additionally, the Employee Options and Performance Options immediately vest and become exercisable in the event of a “change of control” as follows: (i) 50% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $1.80; and (ii) 100% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $2.35, in the event the unvested options are not substituted or continued by the acquirer in the event the unvested options are not substituted or continued by the acquirer. Finally, the King Employment Agreement provides for additional payments to Mr. King in the event of a change in control or if some of the compensation payable to Mr. King upon a change of control exceeds certain limitations contained in the Internal Revenue Code of 1986, as amended.

Hudson Employment and Option Agreements

Mr. Hudson's appointment as CEO was pursuant to an employment agreement (“Agreement”), the major terms of which are briefly summarized here. Mr. Hudson has been appointed to the position of CEO and shall have the normal duties, responsibilities and authority of the position of CEO, subject to the power of the Board to limit such duties, responsibilities and authority. The term of the Agreement shall be for a period of two (2) years, subject to either party terminating it prior to the expiration of such two (2) year term. The term shall continue for additional one (1) year term if neither party terminates the Agreement prior to the expiration of the original two (2) year term and each subsequent extension. Mr. Hudson's annual base salary shall be equal to $240,000 with the possibility of an annual performance bonus of up to 200% of Mr. Hudson's annual salary as determined by the Board. Mr. Hudson will also be entitled to participate in all other benefits, perquisites, vacation days, benefit plans or programs of the Company which are available generally to other Company executives. In addition, the Company granted Mr. Hudson the option to acquire shares of Common Stock of the Company equal to 1,496,993 at a strike price equal to the closing price of the Company's Common Stock as of June 27, 2006 ($.70 per share) (“Employee Options”). In accordance with the option agreement (i) 25% of the Employee Options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Further, the Employee Options are governed by an option agreement between Mr. Hudson and the Company.

Mr. Hudson's Agreement also includes a grant of an option to acquire 2,993,985 shares of the Company's Common Stock for a strike price equal to per share Common Stock price of the Next Equity Financing (as defined below); provided that if such Next Equity Financing does not occur on or prior to June 27, 2007, such exercise price shall be equal to $.70 as an incentive to attain certain revenue objectives. The Performance Options shall vest on the following basis:  upon each realization by the Company of an incremental $2.0 million of third party service and/or maintenance revenue from new customers, with gross margins in excess of 35%, pursuant to an agreement of one year or more, Mr. Hudson shall vest, incrementally, in 199,599 option shares of the total number of Performance Options, up to a total of such available Performance Options.  Notwithstanding, Mr. Hudson shall have authority, subject to the Board approval, to direct the allocation of such Performance Options to other Company executives.

The Agreement provides for customary severance and an acceleration of unvested Employee Options and Performance Options in the event the Company terminates Mr. Hudson's employment without cause or if Mr. Hudson terminates for “good reason.” Additionally, the Employees Options and Performance Options immediately vest and become exercisable in the event of a “change of control” of the Company in the event the unvested options are not substituted or continued by the acquirer. Finally, the Agreement provides for additional payments to Mr. Hudson in the event some of the compensation payable to Mr. Hudson upon a change of control exceeds certain limitations contained in the Internal Revenue Code of 1986, as amended.

Mr. Hudson has agreed to defer any current payment of his base salary and forgo any coverage and/or benefits under any and all medical insurance, life insurance, and pension plans of the Company until the earlier of: (A) the closing of a capital raise by the Company in a minimum aggregate gross proceeds of $6.0 million (the “Next Equity Financing”); and (B) September 30, 2006; provided, that such base salary would accrue and be payable upon the earlier to occur. It further provided that if the Next Equity Financing was not successfully completed by September 30, 2006, the Agreement then either party could terminate the Agreement.

Amendment to Hudson Employment Agreement and Option Agreements

Effective on September 8, 2006, the Company entered into an amendment of the employment agreement, a stock option agreement and a performance option agreement with Thomas G. Hudson, the Company's CEO. Each agreement and amendment was approved by the Company's Board.

Pursuant to the terms of the amendment to the employment agreement (the “Amendment”), Mr. Hudson surrendered 1,993,985 of his previously-granted 2,993,985 performance options (the “Performance Options”) so that the Company could use such options to attract additional highly-qualified executives. Mr. Hudson retained the right to purchase 1,000,000 Performance Options pursuant to an amended option agreement whereby Mr. Hudson's right was adjusted to the right to acquire up to 1,000,000 shares of the Company's Common Stock at a strike price equal to $0.70 per share. The Performance Options shall vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, Mr. Hudson shall vest in 50% of the Performance Option Shares; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%.

In addition, the Company granted Mr. Hudson an additional option to acquire up to 303,307 additional shares of the Company's Common Stock, bringing the options under this agreement as amended to purchase up to an aggregate of 1,800,000 shares at a strike price equal $.70 per share (“Employee Options”). In accordance with the option agreement (i) 25% of the Employee Options vest immediately, and (ii) 25% shall thereafter vest on each anniversary of the Amendment over the next three (3) years. Further, the Employee Options are governed by an option agreement between Mr. Hudson and the Company, reflecting such terms.

The terms of the Amendment provide for vesting of options in the event of a “change of control” of the Company (as defined in Mr. Hudson's Employment Agreement, as amended). The Employee Options will vest immediately and become exercisable in the event of a change of control if the unvested Employee Options are not substituted or continued by the acquirer. Additionally, in the event of a change of control of the Company, the Performance Options will vest as follows: (i) 50% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $1.80; and (ii) 100% will vest immediately if at any time after the occurrence of a change in control or the announcement of a change in control the Company's per share Common Stock price equals or exceeds $2.35, in the event the unvested options are not substituted or continued by the acquirer in the event the unvested options are not substituted or continued by the acquirer. Upon the completion of a change in control, all remaining unvested Performance Options will expire.

Effective June 28, 2006, Lee Wiskowski and Douglas Stukel tendered their resignations as current Co-Chief Executive Officers of the Company. Concurrent with the resignations, the Board appointed Mr. Wiskowski Executive as Vice President of Corporate Finance and Mr. Stukel as Executive Vice President of Corporate Development. Neither is party to an employment agreement with the Company. In addition to an annual base salary of $87,500, Messrs. Wiskowski and Stukel each received other cash compensation totaling $211,500 related to various financing activities the Company completed during 2006. In connection with their resignation as Executive Vice Presidents of the Company, both Messrs. Wiskowski and Stukel were each provided a severance payment of $50,000.

Derry Behm was provided an annual salary of $160,000 during 2006. The board of directors also approved an annual bonus for 2006 in the amount of $80,000 and was granted 150,000 stock warrants at an exercise price of $0.70 per share.

The Company has determined that the elements of its compensation program are reasonable and justified in light of its corporate goals and expectations and the norms that exist today in the telecommunications industry. A base salary and merit bonus is fairly standard in business today. The Company also compensates its NEOs with equity, thereby giving them a stake in the growth and prosperity of the Company and encouraging the continuance of their services with the Company or subsidiaries or affiliated companies.

The Company determines the amount of each element of compensation by employing a number of different factors. First, the Company uses the particular NEO’s current salary as a benchmark to begin its analysis. Then, the Company reviews market trends in business generally, and in the telecommunications industry in particular, to help determine the appropriate compensation level to satisfy its corporate compensation goals. The Company also reviews the individual’s proposed compensation relative to his peers at the Company. The Company has not employed the services of compensation consultants to obtain an expert opinion in these matters, and to date has relied on an internal analysis for determining compensation packages for its NEOs.

Determination of Awards

The Company has not engaged in regularized grants of equity to its employees. In 2006, the Company issued stock award grants were to Messrs. Hudson, Shutt and King in connection with their employment agreements. The total number of stock awards granted to these individuals was 7,800,000. The Company also issued stock warrants to Messrs. Behm, Wiskowski and Stukel related to the various activities completed by the Company during 2006, which includes the acquisition of 20/20 Technologies, CentrePath, Inc. and Global Capacity Group, Inc. In addition, the Company completed numerous financing activities during 2006, which both Messrs. Wiskowski and Stukel were instrumental in closing.

The Compensation Committee is the administrator of the Company’s stock option plan and other non-qualified issuances of stock options and, as such, controls the timing and amount of the awards. The Company has not employed the services of compensation consultants to obtain an expert opinion in these matters, but rather has relied on their own expertise in determining the number of stock options and warrant awards provided to the NEOs and employees. The Company has issued the strike price of all stock option awards based on the 10-day trailing closing market price on date of grant. All stock warrants issued were based the closing market price on the date of grant.

CAPITAL GROWTH SYSTEMS, INC.
2006 10-KSB
TABLES FOR COMPENSATION DISCUSSION AND ANALYSIS

The following table sets forth for each of the named executive officers: (1) the dollar value of base salary and bonus earned during the year ended December 31, 2006 and 2005; (2) the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with FAS 123R; (3) the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans; (4) the change in pension value and non-qualified deferred compensation earnings during the year; (5) all other compensation for the year; and (6) the dollar value of total compensation for the year.

Name and Principal Position		Salary ($)	Bonus ($)	Option Awards (1) ($)		All Other Compensation ($)		Total ($)
Thomas Hudson,	2006	120,000		1,505,623				1,625,623
Chief Executive Officer (3)

Lee Wiskowski,	2006	87,500		353,636	(4)	211,500	(2)	652,636
Vice President	2005	87,500						87,500

Douglas Stukel,	2006	87,500		431,068	(4)	211,500	(2)	730,068
Vice President	2005	87,500						87,500

Patrick Shutt,	2006	62,500		1,341,711				1,404,211
Chief Operating Officer

George King,	2006	62,500		1,341,711				1,404,211
President

Derry Behm,	2006	160,000	80,000	68,535				308,535
Chief Financial Officer	2005	160,000						160,000

(1)
See Note 2 to our Consolidated Financial Statements reported in our Form 10-KSB for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of the options awards and warrants. The expected lives of the warrants were equal to the contractual life.

(2)
Messrs. Wiskowski and Stukel were each provided $211,500 for various financing activities completed by the Company during 2006. Additionally, both Messrs. Wiskowski and Stukel were each paid $50,000 as part of a employment separation agreement in 2007.

(3)
Does not include warrants to purchase: (i) 675.00675shares of Series AA Preferred Stock  exercisable at $1000 per share (with an effective as converted to Common Stock amount of 1,500,000 shares exercisable at $0.45 per share) on or before December 31, 2009 issued in connection with the funding of $1,000,000, all of which was at risk prior to the commitment of the remaining  $6,850,000 bridge financing in November, 2006 to purchase Centrepath, Inc.; (ii) 225.00225 shares of Series AA Preferred Stock exercisable at $1000 per share (with an effective as converted to Common Stock amount of 500,000 shares exercisable at $0.45 per share) on or before December 31, 2009 issued in connection with the funding of $500,000 as part of the $4,700,000 bridge financing in December, 2006 to purchase Global Capacity Group, Inc.; and (iii) 33.8016 shares of Series A Preferred Stock (with an effective as converted to Common Stock amount of 33,557 shares exercisable at $0.45 per share) on or before December 31, 2011. Also, not included is the Series AA Preferred Stock and warrants issued in 2007 see Item 12. Certain Relationships and Related Transactions included herein.

(4)
Does not include 15,000 warrants issued for a $100,000 unsecured note payable from Momentum Capital, LLC, whose principals are Messrs. Wiskowski and Stukel. See Item 12. Certain Relationships and Related Transactions included herein. The fair value of these warrants totaled $7,653. See Note 2 to our Consolidated Financial Statements reported in our Form 10-KSB for our fiscal year ended December 31, 2006 for details as to the assumptions used to determine the fair value of the warrants. The expected lives of the warrants were equal to the contractual life.

GRANTS OF PLAN-BASED AWARDS

The following table sets forth information regarding all incentive plan awards that were made to the named executive officers during 2006, including incentive plan awards (equity-based and non-equity based) and other planned-based awards. Disclosure on a separate line item is provided for each grant of an award made to a named executive officer during the year. The information supplements the dollar value disclosure of stock, option and non-stock awards in the Summary Compensation Table by providing additional details about these awards. Equity incentive-based awards are subject to a performance condition or a market condition as those terms are defined by FAS 123R. Non-equity incentive plan awards are awards that are not subject to FAS 123R and are intended to serve as an incentive for performance to occur over a specified period.

GRANTS OF PLAN-BASED AWARDS

			Estimated Future Payouts Under Equity Incentive Plan Awards				Exercise or Base Price of Option	Grant Date Fair Value of Stock and
	Grant	Approval	Threshold	Target		Maximum	Awards	Option
Name	Date	Date	(#)	(#)		(#)	($/Sh)	Awards

Thomas Hudson	6/29/2006	6/29/2006		1,496,993	(1)		$0.70	$0.54
	9/8/2006	9/8/2006		303,007	(1)		$0.70	$0.54
	9/8/2006	9/8/2006		1,000,000	(2)		$0.70	$0.54

Lee Wiskowski	9/14/2006	9/14/2006		715,000	(4)		$0.70	$0.46
	11/30/2006	11/30/2006		50,000	(4)		$0.45	$0.33
	12/11/2006	12/11/2006		25,000	(4)		$0.45	$0.42

Douglas Stukel	7/8/2006	7/8/2006		150,000	(4)		$0.50	$0.43
	9/8/2006	9/8/2006		25,700	(4)		$0.70	$0.51
	9/14/2006	9/14/2006		715,000	(4)		$0.70	$0.46
	11/30/2006	11/30/2006		50,000	(4)		$0.45	$0.33
	12/11/2006	12/11/2006		25,000	(4)		$0.45	$0.42

Patrick Shutt	9/8/2006	9/8/2006		1,500,000	(1)		$0.70	$0.54
	9/8/2006	9/8/2006		1,000,000	(2)		$0.70	$0.54

George King	9/8/2006	9/8/2006		1,500,000	(1)		$0.70	$0.54
	9/8/2006	9/8/2006		1,000,000	(3)		$0.70	$0.54

Derry Behm	9/14/2006	9/14/2006		150,000	(4)		$0.70	$0.46

(1)	25% of the stock options vest immediately and 25% each subsequent anniversary year of employment.

(2)
The Performance Options shall vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, Messrs. Hudson and Patrick shall vest in 50% of the Performance Options; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%.

(3)
The Performance Options shall immediately vest upon realization by the Company of the “Target MRR” equal to the Base amount plus $3.5 million of monthly recurring revenue from November 1, 2006, the amended date of Mr. King’s employment agreement through April 1, 2009.

(4)	All warrants vested 100% upon date of grant to Messrs. Wiskowski, Stukel and Behm.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2006, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards							Stock Awards
A	B		C	D		E	F	G	H	I	J
Name	Number Of Securities Underlying Unexercised Options (#) Exercisable		Number Of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number Of Securities Underlying Unexercised Unearned Options (#)		Option Exercise Price ($)	Option Expiration Date	Number Of Shares Of Stock That Have Not Vested (#)	Market Value Of Shares Of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number Of Unearned Shares Or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market Or Payout Value Of Unearned Shares Or Other Rights That Have Not Vested ($)

Thomas Hudson	374,248			1,122,745		$0.70	6/29/2016
	75,751			1,227,256	(6)	$0.70	9/8/2016

Lee Wiskowski (1)	250,000	(2)				$1.35	3/31/2007
	475,000	(3)				$0.70	9/14/2011
	240,000	(4)				$0.70	9/14/2011
	50,000	(4)				$0.45	12/31/2009
	25,000	(4)				$0.45	12/31/2009

Douglas Stukel (1)	150,000	(5)				$0.50	7/28/2011
	25,700	(5)				$0.70	12/31/2011
	250,000	(2)				$1.35	3/31/2007
	475,000	(3)				$0.70	9/14/2011
	240,000	(4)				$0.70	9/14/2011
	50,000	(4)				$0.45	12/31/2009
	25,000	(4)				$0.45	12/31/2009

Patrick Shutt	375,000			2,125,000	(6)	$0.70	9/8/2016

George King	375,000			2,125,000	(6)	$0.70	9/8/2016

Derry Behm	150,000					$0.70	9/14/2011
	18,750			6,250		$1.35	10/1/2014
	131,250			43,750		$1.35	4/26/2014

(1)
Does not include 15,000 warrants issued for a $100,000 unsecured notes payable from Momentum Capital, LLC, whose principals are Messrs. Wiskowski and Stukel see Item 12. Certain Relationships and Related Transactions included herein.

(2)	Represents warrants issued to Messrs. Wiskowski and Stukel for transactions completed by the Company in 2004.

(3)	Represents warrants issued to Messrs. Wiskowski and Stukel for serving as the Company’s co-CEO for two years and three years of serving on our board of directors.

(4)	Represents warrants issued to Messrs. Wiskowski and Stukel for transactions completed by the Company in 2006.

(5)	Represents warrants issued to Mr. Stukel for providing numerous short-term bridge financing during 2006.

(6)	Includes 1,000,000 each of Performance Based Stock Options of which none have vested.

None of the named executive officers exercised options to purchase shares of our Common Stock during the year ended December 31, 2006. Also, the Company does not offer any type of pension plan or nonqualified deferred compensation plan to these named officers.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE-IN-CONTROL

We have entered into employment agreements with the NEOs, each of which provides that we must potentially pay each executive if terminated under certain circumstances. The material aspects of these provisions in each employment agreement are described above. The following table quantifies these provisions in each employment agreement assuming that the termination occurred on December 29, 2006 (the last business day of our fiscal year ended December 31, 2006).

Name	Executive Benefits and Payments upon Termination	Death or Total Disability (1)	For-Cause by Company or Voluntarily by Executive (2)	Without Cause by Company (3)	Change in Control (4)		By Executive for Good Reason (other than Change in Control) (5)

Thomas Hudson			-	$240,000			$240,000
Patrick Shutt			-	$200,000	(A	)	$200,000
George King			-	$200,000	(A	)	$200,000

(A)  Upon a Change in Control Messrs. Shutt and King are entitled to a payment of 3 times the average compensation and incentive for the prior 3 years or less, if terminated within six months for Good Reason. The payment is 1.5 times the average compensation and incentive paid for the prior 3 years or less, if terminated within six months without Good Reason. Both Change in Control and Good Reason are defined in their Employment Agreements filed in our Current Report on Form 8-K dated September 14, 2006.

DIRECTOR COMPENSATION

The following table sets forth all fees paid to our non-employee directors during the fiscal year ended December 31, 2006.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)		Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)		Total ($)
Robert Geras (1)			205,605	(2)			280,000	(4)
Phil Kenny			68,535	(3)
David Beamish			68,535	(3)

(1)
Does not include warrants to purchase: (i)  464.62965  shares of Series AA Preferred Stock  exercisable at $1000 per share (with an effective as converted to Common Stock amount of  1,032,500  shares exercisable at $0.45 per share) on or before December 31, 2010 issued in connection with the funding of $ 2,4250,000  as part of the $7,850,000 bridge financing in November, 2006 to purchase Centrepath, Inc.; and (ii)  89.9487  shares of Series A Preferred Stock (with an effective as converted to Common Stock amount of  99,942  shares exercisable at $0.45 per share) on or before December 31, 2012.

(2)	Three years of serving on our board of directors and 3 years on a Committee.

(3)	Two years of serving on our board of directors.

(4)
Cash compensation to Mr. Geras for providing a personal guarantee and pledging his own assets as collateral to secure bridge loans in the amount of $3.7 million. These loans were accomplished on very short notice, and therefore without Mr. Geras providing his personal guarantees and the pledging of his own assets, it is likely that both the CentrePath and Global Capacity acquisitions would have been in jeopardy. See Item 12. Certain Relationships and Related Transactions included herein.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth, as of April 30, 2007, the names, addresses, amount and nature of beneficial ownership and percent of such ownership of:

•	each person known to be the beneficial owner of more than five percent (5%) of each class of our capital;

•	each director and executive officer; and

•	all directors and executive officers, as a group.

Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. The beneficial ownership percentages are based on 21,710,880 shares of Common Stock. It should be noted that the Company engaged in a series of financings commencing in September, 2006 at a time in which it lacked sufficient Common Stock to fund all of the financings. It therefore authorized the issuance of Series AA Preferred Stock , Series A Preferred Stock and Series B Preferred Stock, which by their terms were issued at a price of $1,000 per share, and which vote together with the Common Stock on an as converted to Common Stock basis and which by their terms automatically convert to Common Stock upon subsequent authorization of specified minimum amounts of additional Common Stock (namely authorization of 200 million shares of Common Stock for mandatory conversion of the Series AA Preferred Stock and authorization of 50 million shares of Common Stock for mandatory conversion of the Series A and B Preferred Stock). Therefore, in reviewing the capital structure of the Company it is important to understand that these three classes of Preferred Stock have been issued on an interim measure, with the expectation that the amendment to the Company’s articles of incorporation will be effected, at which time all of the shares subject to such classes of Preferred Stock would become Common Stock. The separate tables set forth below should therefore be considered based upon their impact to the cumulative capitalization of the Company. To that end, the Preferred Stock ownership as of April 30, 2007 is comprised of 20,634.53220 shares of Series AA Preferred Stock (convertible into 45,854,057 shares of Common Stock based upon current conversion ratio of 2222.2 shares of Common Stock for each share of Series AA Preferred Stock), 2,516.09694 shares of Series B Preferred Stock (convertible into 3,700,147 shares of Common Stock based upon current conversion ratio) and 0 shares of Series A Preferred Stock (however as noted below there are outstanding warrants to purchase 2020.756 shares of Series A Preferred Stock, which are convertible into 1111.1 shares of Common Stock for each issued and outstanding share of Series A Preferred Stock or 2,245,262 shares of Common Stock on an as converted basis). Assuming conversion to Common Stock of all outstanding shares of Preferred Stock as of April 30, 2007, this would represent, together with currently outstanding shares of Common Stock, an aggregate of 71,265,110 shares of Common Stock on an as converted basis. All share references are to shares of our Common Stock, $.0001 par value.

Set forth below is the beneficial ownership of the shares of Common Stock of the Company, without giving effect to the beneficial ownership of the Series A, AA and B Preferred Stock of the Company.

Robert T. Geras	4,880,863	(2)	21.82%
Carl C. Greer Trust	1,710,726	(3)	7.88%
David Lies	1,834,005	(4)	8.20%
Balkin Family Limited Partnership	1,676,293	(5)	7.49%
Philip B. Kenny	275,000	(6)	1.26%
David A. Beamish	611,367	(7)	2.79%
Derry L. Behm	300,000	(8)	1.36%
Douglas Stukel(9)	1,325,182	(10)	5.80%
Lee Wiskowski(9)	1,057,907	(11)	4.66%
Robert Pollan	125,000	(12)	0.57%
Thomas Hudson	1,308,070	(13)	5.68%
Patrick Shutt	589,121	(14)	2.64%
George King	500,000	(15)	2.25%
All Current Directors and Executive Officers as a Group (10 persons)	10,972,510		39.70%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Common Stock shown as beneficially owned by the stockholder.

(2)
Mr. Geras is the chairman of the board. Includes 4,218,983 shares of Common Stock and warrants to purchase 661,880 shares of Common Stock, 111,111 of which are exercisable at $1.35 per share, 450,000 at $0.70 per share and 211,880 at $0.45 per share.

(3)	The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members.

(4)
Includes 966,243 shares of Common Stock and warrants to purchase 650,000 shares at $0.45 per share held by Mr. Lies; it also includes 97,392 shares owned by Mr. Lies’ wife. Mr. Lies disclaims beneficial ownership of shares held by his wife or issuable upon the exercise of warrants held by his wife.

(5)
The Balkin Family Limited Partnership, of which Michael Balkin is the sole general partner, is an estate planning partnership established by Mr. Balkin for the benefit of himself and his immediate family members. Includes 1,000,593 shares of Common Stock and warrants to purchase 25,700 shares at $0.70 per share and warrants to purchase 650,000 shares at $0.45 per share

(6)	Mr. Kenny is a director. Includes 125,000 shares of Common Stock and warrants to purchase 150,000 shares at $0.70 per share.

(7)	Mr. Beamish is a director. Includes 435,667 shares of Common Stock and warrants to purchase 175,700 shares at $0.70 per share.

(8)
Mr. Behm is the chief financial and accounting officer. Mr. Behm holds options to purchase 300,000 shares of Common Stock, which vest over a period of four years exercisable at $1.35 per share. Of the options granted, 150,000 have vested. Mr. Behm also holds warrants to purchase 150,000 shares at $0.70 per share

(9)	Messrs. Wiskowski and Stukel currently serve as directors of the Company.

(10)
Includes 184,482 shares of Common Stock, warrants to purchase 250,000 shares at $1.35 per share, warrants to purchase 740,700 shares at $0.70 per share, and warrants to purchase 150,000 shares at $0.50 per share.

(11)
Includes 59,907 shares of Common Stock owned by Grander, L.L.C. of which Mr. Wiskowski is the sole member, 15,000 shares owned by Mr. Wiskowski’s spouse, 3,000 shares owned by Mr. Wiskowski, individually, and also includes warrants to purchase 250,000 shares at $1.35 per share and warrants to purchase 730,000 shares at $0.70 per share, held by Mr. Wiskowski.

(12)	Mr. Pollan is the chief information & strategy officer. Mr. Pollan holds options to purchase 1,000,000 shares of Common Stock exercisable at $0.98 per share of which 125,000 have vested.

(13)
Mr. Hudson is our chief executive officer and a director of the Company. Includes options to purchase 2,800,000 shares at $0.70 per share of which 1,200,000 have or will vest within the next 60 days, warrants to purchase 37,557 shares at $0.70 per share and warrants to purchase 70,513 shares, 41,667 of which are exercisable at $0.45 per share and 28,846 of which are exercisable at $0.65 per share.

(14)
Mr. Shutt is our president and a director. Includes 70,009 shares of Common Stock, vested options to purchase 500,000 shares at $0.70 per share (out of a total of 2,500,000 options) and warrants to purchase 89,121 shares at $0.70 per share.

(15)	Mr. King is our president of global operations and development and a director. Includes vested options to purchase 500,000 shares at $0.70 per share (out of a total of 2,500,000 options).

The following table sets forth the beneficial ownership of Series A Preferred Stock. Inasmuch as there are no shares of Series A Preferred Stock outstanding, but simply outstanding warrants to purchase Series A Preferred Stock (warrants for a cumulative 2020.756 shares of Series A Preferred Stock at $1,000 per share, which due to anti-dilution ratchet is purchasable at $500 per share and is convertible into 2,245,262 shares of Common Stock), the percentages shown below are based upon those persons owning 5% or more of the outstanding warrants, each of which if exercised would constitute 100% of the outstanding class of Series B Preferred Stock.

Mellon Enterprises	759.3781	(2)	37.58%
Michael Balkin	135.0014	(3)	6.68%
David Lies	135.0014	(3)	6.68%
Jerry Rozek	135.0014	(3)	6.68%
Scott Mitchell	118.5150	(4)	5.86%
Norm Siegel	101.2510	(5)	5.01%
Robert Geras	89.9487	(6)	4.45%
Thomas Hudson	33.8016	(7)	1.67%
All Current Directors and Executive Officers as a Group (2 persons)	123.7503		6.12%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Series A Preferred Stock shown as beneficially owned by the stockholder.

(2)	Series A Preferred Stock owned by Mellon Enterprises totaled 759.3781 or 843,745 shares of the Company’s Common Stock on an as converted basis.

(3)	Series A Preferred Stock owned by Messrs. Balkin, Lies and Rozek each totaled 135.0014 or 150,000 shares of the Company’s Common Stock on an as converted basis.

(4)	Series A Preferred Stock owned by Mr. Mitchell totaled 118.5150 or 131,682 shares of the Company’s Common Stock on an as converted basis.

(5)	Series A Preferred Stock owned by Mr. Siegel totaled 101.2510 or 112,500 shares of the Company’s Common Stock on an as converted basis.

(6)	Series A Preferred Stock owned by Mr. Geras, chairman of the Company’s board of directors, totaled 89.9487 or 99,942 shares of the Company’s Common Stock on an as converted basis.

(7)	Series A Preferred Stock owned by Mr. Hudson, the Company’s chief executive officer, totaled 33.8016 or 37,567 shares of the Company’s Common Stock on an as converted basis.

The following table sets forth the beneficial ownership of Series B Preferred Stock. This stock was issued as part of the consideration provided to the former holders of preferred stock of 20/20 Technologies, Inc. in connection with the merger of said corporation with a wholly owned subsidiary of the Company and which resulted in the cancellation of their preferred stock holdings of 20/20 Technologies, Inc. There are 2,516.09694 shares of Series B Preferred Stock outstanding, which by their terms upon the amendment of the Company’s articles of incorporation to authorize the issuance of at least 50,000,000 shares of Common Stock, shall automatically convert into 3,700,147 shares of Common Stock. There are no outstanding warrants or options to acquire Series B Preferred Stock.

Robert Geras	668.5800	(2)	26.57%
Brocade Communication Systems, Inc.	402.6656	(3)	16.00%
Wanxiang International Investment Corporation	338.8076	(4)	13.47%
Michael McGowan	271.0456	(5)	10.77%
Patrick Shutt	22.5869	(6)	0.90%
All Current Directors and Executive Officers as a Group (2 persons)	691.1668		27.47%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Series B Preferred Stock shown as beneficially owned by the stockholder.

(2)	Series B Preferred Stock owned by Mr. Geras, chairman of the Company’s board of directors, totaled 668.5800 or 983,207 shares of the Company’s Common Stock on an as converted basis.

(3)	Series B owned by Brocade Communication Systems, Inc. totaled 402.6656 or 592,156 shares of the Company’s Common Stock on an as converted basis.

(4)	Series B owned by Wanxiang International Investment Corporation totaled 338.8076 or 498,247 shares of the Company’s Common Stock on an as converted basis.

(5)	Series B owned by Mr. McGowan totaled 271.0456 or 398,597 shares of the Company’s Common Stock on an as converted basis.

(6)	Series B owned by Mr. Shutt, the Company’s chief operating officer, totaled 22.5869 or 33,216 shares of the Company’s Common Stock on an as converted basis.

The following table sets forth the beneficial ownership of Series AA Preferred Stock. There are presently 20,634.53221 shares of Series AA Preferred Stock outstanding, which based upon the current conversion ratio of 2,222.2 shares of Common Stock per share, are convertible into 46,474,845 shares of Common Stock (rounded). The conversion ratio is subject to a full ratchet adjustment to the extent that prior to the conversion of the Series AA Preferred Stock to Common Stock the Company issues equity securities at an as converted to Common Stock value of below $0.45 per share.

Thomas Hudson	2,927.1468	(2)	12.98%
George King	522.5056	(3)	2.50%
Douglas Stukel	515.5309	(4)	2.45%
Bob Geras	464.6297	(5)	2.20%
Lee Wiskowski	374.4550	(6)	1.78%
All Current Directors and Executive Officers as a Group (5 persons)	4,804.2679		17.42%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Series AA Preferred Stock shown as beneficially owned by the stockholder.

(2)
Mr. Hudson is the Company’s chief executive officer. Includes 1,012.6268 shares of Series AA Preferred Stock or 2,250,259 shares of Common Stock on an as converted basis and warrants to purchase 1,914.52000 shares of Series AA Preferred Stock or 4,254,446 shares of Common Stock on an as converted basis.

(3)
Mr. King is the Company’s President - Global Operations and Development. Includes 250.0070 shares of Series AA Preferred Stock or 555,556 shares of Common Stock on an as converted basis and warrants to purchase 272.5029 shares of Series AA Preferred Stock or 605,556 shares of Common Stock on an as converted basis.

(4)
Mr. Stukel is on the Company’s board of directors. Includes 67.5000 shares of Series AA Preferred Stock or 149,999 shares of Common Stock on an as converted basis and warrants to purchase 448.03090 shares of Series AA Preferred Stock or 995,614 shares of Common Stock on an as converted basis.

(5)
Mr. Geras is the Company’s chairman of the board of directors. Represents warrants to purchase 464.6297 shares of Series AA Preferred Stock or 1,032,500 shares of Common Stock on an as converted basis.

(6)	Mr. Wiskowski is on the Company’s board of directors. Represents warrants to purchase 374.4550 shares of Series AA Preferred Stock or 832,114 shares of Common Stock on an as converted basis.

Item 12. Certain Relationships and Related Transactions.

As of December 31, 2006, we were in default on an unsecured note payable totaling $85,143 to Jel-Ken, LLC. Mr. Phil Kenny, who is on our board of directors, is a principal of this entity. We continue to be in default of this loan agreement.

During 2006, we had a $100,000 unsecured notes payable to Momentum Capital, LLC, whose principals include Mr. Lee Wiskowski and Mr. Douglas Stukel. Both Messrs. Wiskowski and Stukel, were our co-CEO's up through the first six months of 2006 and senior executive officers of our Company through January 2007. Mr. Stukel provided an additional $30,000 demand note to us on June 14, 2006. As part of the terms of the note payable, we issued a total of 15,000 warrants to Momentum Capital and 25,700 stock warrants to Mr. Stukel during 2006 at an exercise price of $0.70 per share in conjunction with these loans. We had repaid the notes payable as of December 31, 2006.

Additionally, Mr. Douglas Stukel provided numerous short term bridge notes during 2006 to our Company. Each of these notes was repaid as of December 31, 2006. As part of the terms of the notes, we issued Mr. Stukel a total of 150,000 warrants during 2006 at an exercise price of $0.50 per share.

As part of our acquisition of 20/20, Mr. Bob Geras, the Chairman of our board of directors and Mr. Patrick Shutt, an executive officer and member of our board of directors, had preferred stock of 20/20 converted into the equivalent of 2,019,335 and 68,221, respectively, of our Common Stock.

Mr. Bob Geras, Mr. Thomas Hudson and Mr. Patrick Shutt, all board members of our Company and Mr. Hudson and Mr. Shutt, who are also senior officers of the Company, have lent a total of $417,630, plus accrued interest to our Company as part of the short term secured financing completed by us during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short term note payables of our Company. The loans bore interest at a rate of 18% and matured on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase Series A Preferred Stock convertible into 156,611 shares of our Common Stock at an exercise price of $0.50 per share on an as converted basis. These warrants expire on August 24, 2009. Additionally, Mr. Bob Geras, who is chairman of our board of directors, had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20 a portion of this secured debt was paid to him totaling $231,100 of principal balance and $28,888 of accrued interest. On January 19, 2007, Messrs. Geras, Hudson and Shutt (to his designee) were all repaid the principal and interest amounts owed totaling $283,993, $106,722 and $54,307.

Mr. Tom Hudson, who is on our board of directors and is Chief Executive Officer of our Company, had a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20 and was subsequently repaid with accrued interest totaling $15,682 in 2007.

During 2006, the board issued a total of 2,330,000 of warrants to purchase Common Stock at an exercise price of $0.70 per share to board members and several members of the senior management in conjunction with past services to our Company. These warrants all have a five year life and expire on September 14, 2011. The following is a list of those warrants issued and the services they relate to:

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

In connection with our acquisition of 20/20, Mr. Bob Geras and Mr. Hudson were issued warrants to purchase 89.9487 shares of Series A Preferred Stock and 33.8016 shares of Series A Preferred Stock, respectively (representing 99,942 shares and 33,557 shares of common stock, respectively, on an as converted basis) exercisable at $1,000 per share ($0.90 per share on an as converted to Common Stock basis) in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of our Company. These warrants expire on December 31, 2011.

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

In securing various short term bridge financing during 2006, Mr. Lee Wiskowski and Mr. Douglas Stukel each received cash compensation totaling $211,500 during 2006. In addition to these fees, Messrs. Wiskowski and Stukel were paid annual salaries of $87,500 for serving as our co-CEOs and/or Vice-Presidents in 2006. During 2006 we entered into a severance agreement with Messrs. Wiskowski and Stukel. As part of this agreement, our board of directors agreed to pay each of them cash compensation of $50,000 upon their termination as executive officers, which we accrued in 2006 and paid in 2007.

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

In 2007, Mr. Lee Wiskowski and Mr. Douglas Stukel each received cash payments totaling $319,000 in connection with all the transactions completed by the Company in 2006 and 2007. In addition, Messrs. Wiskowski and Stukel were each issued warrants to purchase 370.85594 shares of Series AA Preferred Stock (representing in the aggregate 824,117 shares of Common Stock on an as converted basis) , with one half at an exercise price of $1,000 per share ($0.45 per share on an as converted to Common Stock basis) expiring on December 31, 2008 and the other half at an exercise price of $1,444.44 per share ($0.65 per share on an as converted to Common Stock basis) expiring on December 31, 2009. Also, as part of securing the various short terms notes, we issued warrants to purchase 33.75034 shares of Series AA Preferred Stock (75,000 shares of Common Stock on an as converted basis) each to both Mr. Lee Wiskowski and Mr. Douglas Stukel. The stock warrants have an exercise price of $1,000 per Series AA Preferred Share ($0.45 per share of Common Stock on an as converted basis) expiring on December 31, 2009.

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

Dated: April 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas Stukel	Director	April 30, 2007
Douglas Stukel

/s/ Lee Wiskowski	Director	April 30, 2007
Lee Wiskowski

/s/ David A. Beamish	Director	April 30, 2007
David A. Beamish

/s/ Philip B. Kenny	Director	April 30, 2007
Philip B. Kenny

/s/ Patrick C. Shutt	Director	April 30, 2007
Patrick C. Shutt

/s/ Robert T. Geras	Chairman of the Board	April 30, 2007
Robert T. Geras

/s/ Thomas G. Hudson	Chief Executive Officer	April 30, 2007
Thomas G. Hudson

/s/ Derry L. Behm	Chief Financial and Accounting Officer	April 30, 2007
Derry L. Behm