Form 10KSB/A
period 2006-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-05-04
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 2

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

EXPLANATORY NOTE

This Amendment No. 2 to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Capital Growth Systems, Inc. (the "Company") in order to correct clerical errors in the calculations of non-financial disclosure items contained in Item 11 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of Amendment No. 1 to our Form 10-KSB/A filed on April 30, 2007.

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

Except as otherwise indicated in the footnotes to the table, the persons named below have sole voting and investment power with respect to the shares beneficially owned by them. In general, a person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security, or the power to dispose of or to direct the disposition of the security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within 60 days. The beneficial ownership percentages are based on 21,710,880 shares of Common Stock. It should be noted that the Company engaged in a series of financings commencing in September, 2006 at a time in which it lacked sufficient Common Stock to fund all of the financings. It therefore authorized the issuance of Series AA Preferred Stock , Series A Preferred Stock and Series B Preferred Stock, which by their terms were issued at a price of $1,000 per share, and which vote together with the Common Stock on an as converted to Common Stock basis and which by their terms automatically convert to Common Stock upon subsequent authorization of specified minimum amounts of additional Common Stock (namely authorization of 200 million shares of Common Stock for mandatory conversion of the Series AA Preferred Stock and authorization of 50 million shares of Common Stock for mandatory conversion of the Series A and B Preferred Stock). Therefore, in reviewing the capital structure of the Company it is important to understand that these three classes of Preferred Stock have been issued on an interim measure, with the expectation that the amendment to the Company's articles of incorporation will be effected, at which time all of the shares subject to such classes of Preferred Stock would become Common Stock. The separate tables set forth below should therefore be considered based upon their impact to the cumulative capitalization of the Company. To that end, the Preferred Stock ownership as of April 30, 2007 is comprised of 20,634.53220 shares of Series AA Preferred Stock (convertible into 45,854,057 shares of Common Stock based upon current conversion ratio of 2222.2 shares of Common Stock for each share of Series AA Preferred Stock), 2,516.09694 shares of Series B Preferred Stock (convertible into 3,700,147 shares of Common Stock based upon current conversion ratio) and 0 shares of Series A Preferred Stock (however as noted below there are outstanding warrants to purchase 2020.756 shares of Series A Preferred Stock, which are convertible into 1111.1 shares of Common Stock for each issued and outstanding share of Series A Preferred Stock or 2,245,262 shares of Common Stock on an as converted basis). Assuming conversion to Common Stock of all outstanding shares of Preferred Stock as of April 30, 2007, this would represent, together with currently outstanding shares of Common Stock, an aggregate of 71,265,110 shares of Common Stock on an as converted basis. All share references are to shares of our Common Stock, $.0001 par value.

Set forth below is the beneficial ownership of the shares of Common Stock of the Company, without giving effect to the beneficial ownership of the Series A, AA and B Preferred Stock of the Company.

Robert T. Geras	3,844,734	(2)	17.18%
Carl C. Greer Trust	1,988,504	(3)	8.89%
David Lies	1,834,005	(4)	8.20%
Balkin Family Limited Partnership	1,676,293	(5)	7.49%
Philip B. Kenny	275,000	(6)	1.26%
David A. Beamish	611,367	(7)	2.79%
Derry L. Behm	300,000	(8)	1.36%
Douglas Stukel(9)	1,325,182	(10)	5.80%
Lee Wiskowski(9)	1,057,907	(11)	4.66%
Robert Pollan	125,000	(12)	0.57%
Thomas Hudson	1,308,070	(13)	5.68%
Patrick Shutt	535,005	(14)	2.41%
George King	500,000	(15)	2.25%
All Current Directors and Executive Officers as a Group (10 persons)	10,972,510		35.87%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Common Stock shown as beneficially owned by the stockholder.

(2)
Mr. Geras is the chairman of the board. Includes 3,182,854 shares of Common Stock and warrants to purchase 661,880 shares of Common Stock, 111,111 of which are exercisable at $1.35 per share, 450,000 at $0.70 per share and 211,880 at $0.45 per share.

(3)	The Carl C. Greer Trust, of which Carl C. Greer is the sole trustee, is an estate planning trust established by Mr. Greer for the benefit of his family members.

(4)
Includes 1,086,613 shares of Common Stock and warrants to purchase 650,000 shares at $0.45 per share held by Mr. Lies; it also includes 97,392 shares owned by Mr. Lies' wife. Mr. Lies disclaims beneficial ownership of shares held by his wife or issuable upon the exercise of warrants held by his wife.

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

(8)
Mr. Behm was the former chief financial and accounting officer. Mr. Behm holds options to purchase 300,000 shares of Common Stock, which vest over a period of four years exercisable at $1.35 per share. Of the options granted, 150,000 have vested. Mr. Behm also holds warrants to purchase 150,000 shares at $0.70 per share

(9)	Messrs. Wiskowski and Stukel currently serve as directors of the Company.

(10)
Includes 184,482 shares of Common Stock, warrants to purchase 250,000 shares at $1.35 per share, warrants to purchase 740,700 shares at $0.70 per share, and warrants to purchase 150,000 shares at $0.50 per share.

(11)
Includes 59,907 shares of Common Stock owned by Grander, L.L.C. of which Mr. Wiskowski is the sole member, 15,000 shares owned by Mr. Wiskowski's spouse, 3,000 shares owned by Mr. Wiskowski, individually, and also includes warrants to purchase 250,000 shares at $1.35 per share and warrants to purchase 730,000 shares at $0.70 per share, held by Mr. Wiskowski.

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

(14)	Mr. Shutt is our president and a director. Includes 35,005 shares of Common Stock and vested options to purchase 500,000 shares at $0.70 per share (out of a total of 2,500,000 options).

(15)	Mr. King is our president of global operations and development and a director. Includes vested options to purchase 500,000 shares at $0.70 per share (out of a total of 2,500,000 options).

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

(2)	Series A Preferred Stock owned by Mellon Enterprises totaled 759.3781 or 843,745 shares of the Company's Common Stock on an as converted basis.

(3)	Series A Preferred Stock owned by Messrs. Balkin, Lies and Rozek each totaled 135.0014 or 150,000 shares of the Company's Common Stock on an as converted basis.

(4)	Series A Preferred Stock owned by Mr. Mitchell totaled 118.5150 or 131,682 shares of the Company's Common Stock on an as converted basis.

(5)	Series A Preferred Stock owned by Mr. Siegel totaled 101.2510 or 112,500 shares of the Company's Common Stock on an as converted basis.

(6)	Series A Preferred Stock owned by Mr. Geras, chairman of the Company's board of directors, totaled 89.9487 or 99,942 shares of the Company's Common Stock on an as converted basis.

(7)	Series A Preferred Stock owned by Mr. Hudson, the Company's chief executive officer, totaled 33.8016 or 37,567 shares of the Company's Common Stock on an as converted basis.

The following table sets forth the beneficial ownership of Series B Preferred Stock. This stock was issued as part of the consideration provided to the former holders of preferred stock of 20/20 Technologies, Inc. in connection with the merger of said corporation with a wholly owned subsidiary of the Company and which resulted in the cancellation of their preferred stock holdings of 20/20 Technologies, Inc. There are 2,516.09694 shares of Series B Preferred Stock outstanding, which by their terms upon the amendment of the Company's articles of incorporation to authorize the issuance of at least 50,000,000 shares of Common Stock, shall automatically convert into 3,700,147 shares of Common Stock. There are no outstanding warrants or options to acquire Series B Preferred Stock.

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

(2)	Series B Preferred Stock owned by Mr. Geras, chairman of the Company's board of directors, totaled 668.5800 or 983,207 shares of the Company's Common Stock on an as converted basis.

(3)	Series B owned by Brocade Communication Systems, Inc. totaled 402.6656 or 592,156 shares of the Company's Common Stock on an as converted basis.

(4)	Series B owned by Wanxiang International Investment Corporation totaled 338.8076 or 498,247 shares of the Company's Common Stock on an as converted basis.

(5)	Series B owned by Mr. McGowan totaled 271.0456 or 398,597 shares of the Company's Common Stock on an as converted basis.

(6)	Series B owned by Mr. Shutt, the Company's chief operating officer, totaled 22.5869 or 33,216 shares of the Company's Common Stock on an as converted basis.

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

Thomas Hudson	3,264.6512	(2)	14.26%
George King	522.5056	(3)	2.50%
Douglas Stukel	515.5309	(4)	2.45%
Bob Geras	464.6297	(5)	2.20%
Lee Wiskowski	374.4550	(6)	1.78%
All Current Directors and Executive Officers as a Group (5 persons)	4,804.2679		18.20%

(1)
Except pursuant to applicable marital property laws or as indicated in the footnotes to this table, to our knowledge, each stockholder identified in the table possesses sole voting and investment power with respect to all Series AA Preferred Stock shown as beneficially owned by the stockholder.

(2)
Mr. Hudson is the Company's chief executive officer. Includes 1,012.6268 shares of Series AA Preferred Stock or 2,250,259 shares of Common Stock on an as converted basis and warrants to purchase 2,252.0244 shares of Series AA Preferred Stock or 5,004,449 shares of Common Stock on an as converted basis. The above total does not include possible conversion to Common from $504,274 original principal amount of term loan which by its terms is convertible into Common Stock at a 20% discount to the fair market value of the Company’s Common Stock, subject to a floor of $0.65 per share and a ceiling of $1.25 per share, the conversation amount of which is variable from time to time.

(3)
Mr. King is the Company's President - Global Operations and Development. Includes 250.0027 shares of Series AA Preferred Stock or 555,556 shares of Common Stock on an as converted basis and warrants to purchase 272.5029 shares of Series AA Preferred Stock or 605,556 shares of Common Stock on an as converted basis.

(4)
Mr. Stukel is on the Company's board of directors. Includes 67.5000 shares of Series AA Preferred Stock or 149,999 shares of Common Stock on an as converted basis and warrants to purchase 448.03090 shares of Series AA Preferred Stock or 995,614 shares of Common Stock on an as converted basis.

(5)
Mr. Geras is the Company's chairman of the board of directors. Represents warrants to purchase 464.6297 shares of Series AA Preferred Stock or 1,032,500 shares of Common Stock on an as converted basis.

(6)	Mr. Wiskowski is on the Company's board of directors. Represents warrants to purchase 374.4550 shares of Series AA Preferred Stock or 832,114 shares of Common Stock on an as converted basis.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Thomas G. Hudson
Thomas G. Hudson, Chief Executive Officer

/s/ Darin P. McAreavey
Darin P. McAreavey, Chief Financial and Accounting Officer

Dated: May 4, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Douglas Stukel	Director	May 4, 2007
Douglas Stukel

/s/ Lee Wiskowski	Director	May 4, 2007
Lee Wiskowski

/s/ David A. Beamish	Director	May 4, 2007
David A. Beamish

/s/ Philip B. Kenny	Director	May 4, 2007
Philip B. Kenny

/s/ Patrick C. Shutt	Director	May 4, 2007
Patrick C. Shutt

/s/ Robert T. Geras	Chairman of the Board	May 4, 2007
Robert T. Geras

/s/ Thomas G. Hudson	Chief Executive Officer	May 4, 2007
Thomas G. Hudson

/s/ Darin P.McAreavey	Chief Financial and Accounting Officer	May 4, 2007
Darin P.McAreavey