Form 10QSB
period 2007-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-05-21
CIK 1116694

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes  ☒    No ☐

As of May 10, 2007, the issuer had outstanding 21,710,880 shares of its $0.0001 par value common stock, 20,634.53 (rounded) shares of Series AA convertible preferred stock (representing 45,854,057 shares of common stock on an as converted basis) and 2,516.10 (rounded) shares of Series B convertible preferred stock (representing 3,700,147 shares of common stock on an as converted basis).

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format: Yes ☐  No ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report, include, but are not limited to, those discussed under the heading “Risk Factors” in our report on Form 10-KSB for the period ending December 31, 2006.

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements
(Unaudited)

March 31, 2007

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,684,974	$1,203,819
Accounts receivable, net	1,522,822	1,592,110
Prepaid expenses	1,479,650	474,781
Other current assets	131,463	41,811
Current assets of discontinued operations	2,512,534	2,429,677
Total Current Assets	7,331,443	5,742,198

Fixed assets, net	3,351,327	3,915,820
Intangible assets, net	9,218,957	9,493,179
Goodwill	12,513,090	12,513,090
Other assets	38,710	38,508
Other assets of discontinued operations	5,510,840	5,677,953
TOTAL ASSETS	$37,964,367	$37,380,748

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$6,970,213	$21,200,138
Current maturities of obligations under capital leases	42,149	42,872
Accounts payable	1,631,926	1,429,882
Accrued expenses	1,580,798	3,352,806
Deferred revenue, current portion	662,245	608,461
Current liabilities of discontinued operations	4,148,204	7,378,404

Total Current Liabilities	15,035,535	34,012,563

Deferred revenue, net of current portion	76,111	112,222
Long term portion of debt	3,380,880	738,607
Long term portion of obligations under capital leases	28,373	38,653
Long term portion of discontinued operations	497,160	570,587
Total Liabilities	19,018,059	35,472,632

SHAREHOLDERS' EQUITY
Preferred Stock, $.0001 par value, 5,000,000 authorized;
2,516.10 shares of Series B Convertible issued and outstanding as of March 31, 2007 and December 31, 2006.	—	—
19,984.53 shares of Series AA Convertible issued and outstanding as of March 31, 2007 and none outstanding as of December 31, 2006.	2	—
Common stock,$.0001 par value, 25,000,000 authorized; 21,710,880 and 17,115,754 issued and outstanding common stock at March 31, 2007 and December 31, 2006, respectively, 0 and 3,899,315 shares were issuable at March 31, 2007 and December 31, 2006, respectively.	2,171	2,101
Additional paid-in capital	49,015,889	24,519,495
Accumulated other comprehensive loss	(49,996)	(48,904)
Accumulated deficit	(30,021,758)	(22,564,576)
SHAREHOLDERS' EQUITY	18,946,308	1,908,116
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,964,367	$37,380,748

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenue
Networks and Circuits	$2,084,262	$—
Services	1,673,158	—
Software	242,173	—
Total revenues	3,999,593	—
Cost of goods sold		—
Networks and Circuits	1,629,845	—
Services	629,792	—
Software	—	—
Total cost of goods sold	2,259,637	—
Gross margin	1,739,956	—
Operating expenses:
Compensation	3,501,858	104,660
Depreciation and amortization	938,016	—
Other operating expenses	1,393,153	277,021
Total operating expenses	5,833,027	381,681
Operating loss from continuing operations	(4,093,071)	(381,681)
Interest expense	2,871,546	1,642
Loss from continuing operations	(6,964,617)	(383,323)
Loss from discontinued operations, net of tax of $7,500	(492,565)	(402,297)
Net Loss	(7,457,182)	(785,620)
Deemed dividend warrants issued to preferred shareholders	(9,182,990)	—
Net loss applicable to common shareholders	(16,640,172)	(785,620)
Net Loss per applicable to common shareholders:
Loss from continued operations	$(0.75)	$(0.02)
Loss from discontinued operations	(0.02)	(0.02)
Net loss applicable to common shareholders	$(0.77)	$(0.05)
Average Shares Outstanding	21,566,700	17,016,853

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Shares	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Translation Adjustment	Total Equity	Comprehensive loss
Balance, January 1, 2007	21,015,069	-	2,516.10	$2,101	$0	$24,519,495	($22,564,576)	($48,904)	$1,908,116
Issuance of Common Stock	695,811			$70	$0	$326,387	$0	$0	$326,457
Issuance of Series AA Preferred Stock	-	19,984.53			$2	$17,553,656			$17,553,658
Issuance of Series AA Preferred Stock warrants						$9,182,990			$9,182,990
Deemed Dividend related to the issuance of convertible Series AA Preferred Stock warrants						($9,182,990)			($9,182,990)
Stock warrants issued for debt issuance						$5,183,673			$5,183,673
Stock based compensation expense						$1,432,678			$1,432,678
Foreign translation adjustment								($1,092)	($1,092)	($1,092)
Net Loss for the three months ended March 31, 2007							($7,457,182)		($7,457,182)	($7,457,182)
Balance, March 31, 2007	21,710,880	19,984.53	2,516	$2,171	$2	$49,015,889	($30,021,758)	($49,996)	$18,946,308	($7,458,274)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net cash used in continuing operating activities	$(5,024,483)	$(263,369)
Net cash provided by (used in) discontinued operating activities	(1,102,109)	218,972
Net cash used in operating activities	(6,126,592)	(44,397)

Net investing cash flows used in continuing operations	(149,960)	—
Net investing cash flows used in discontinued operations	(30,184)	(65,794)
Net cash used in investing activities	(180,144)	(65,794)

Net cash provided by financing activities from continuing operations	6,070,838	275,000
Net cash provided by (used in) financing activities from discontinued operations	718,145	(338,353)
Net cash provided by (used in) financing activities	6,788,983	(63,353)

Effect of exchange rate changes on cash and equivalents	(1,092)	—
Increase (Decrease) in Cash and Cash Equivalents	481,155	(173,544)
Cash and Cash Equivalents - Beginning of Period	1,203,819	436,842
Cash and Cash Equivalents - End of period	$1,684,974	$263,298
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest for continuing operations	$688,885	$—
Cash paid for interest for discontinued operations	$27,891	$91,785
Cash paid for income taxes for continuing operations	$4,176	$—
Cash paid for income taxes for discontinued operations	$7,500	$2,446
NONCASH INVESTING AND FINANCING ACTIVITIES:
Conversion of short-term bridge notes into preferred stock	$3,190,831	$—
Conversion of mandatory convertible notes into preferred stock	$1,394,964	$—
Conversion of short-term bridge notes to new junior secured notes	$5,388,438	$—

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes To Interim Consolidated Condensed Financial Statements
March 31, 2007 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”), Frontrunner Network Systems Corp. (“Frontrunner”), CentrePath, Inc. (“CentrePath”), Global Capacity Group, Inc. (“GCG”), 20/20 Technologies, Inc. (“20/20”) and its wholly-owned subsidiary, Magenta net Logic (“Magenta”). During the first quarter of 2007, the Company determined both Frontrunner and Nexvu met the definition of discontinued operations as prescribed in SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets” and therefore the financial results of these two entities are presented as discontinued operations for the three month periods ended March 31, 2007 and 2006 (See Note 3 - Discontinued Operations for further discussion). Except where necessary to distinguish the entities, we will refer to CGSI, Centrepath, GCG, 20/20 and Magenta as the “Company.” All intercompany accounts have been eliminated in consolidation.

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the companies included in CGSI's 2006 Annual Report on Form 10-KSB filed with the Securities Exchange Commission for the year ended December 31, 2006.

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

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of 20/20. Under the purchase method of accounting, the total estimated consideration as shown in the table below is allocated to 20/20's tangible and intangible assets and liabilities based on their estimated fair values as of the Closing Date. The consideration is allocated as follows:

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

Acquisition of CentrePath

On November 22, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CentrePath, Inc., a Delaware corporation (“CentrePath”) pursuant to which CentrePath merged with and into a subsidiary of the Company established for that purpose. The merger consideration to be paid to the CentrePath stockholders was a cash amount equal to $6,750,000, subject to a post-closing net working capital adjustment. On November 30, 2006, the Company consummated the acquisition of CentrePath. Pursuant to the Merger Agreement, an additional payment of $750,000 related to the post-closing net working capital adjustment was agreed to, bringing the total amount of the merger consideration to $7,500,000. The additional payment due was recorded in accrued liabilities at December 31, 2006 and paid during the three months ended March 31, 2007.

As part of this Merger, the Company had borrowed $7,850,000 original principal amount in November, 2006 with $6,750,000 of the proceeds used toward the purchase of Centrepath, and the balance of the proceeds used for working capital, which loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007 (see Note 8 - Shareholders Equity). In connection with the funding of this loan the Company issued warrants to purchase 2,261.27261 shares of Series AA Preferred Stock (representing 3,925,000 shares of Common Stock on an as converted to Common Stock basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share on an as converted to Common Stock basis).

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of CentrePath. Under the purchase method of accounting, the total consideration as shown in the table below is allocated to CentrePath's tangible and intangible assets and liabilities based on their fair values as of the date of completion of the CentrePath acquisition. The consideration is allocated as follows:

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

Acquisition of Global Capacity

Effective December 12, 2006, the Company consummated the acquisition of Global Capacity Group, Inc. (“GCG”) pursuant to which GCG became a wholly-owned subsidiary of the Company. The aggregate cash consideration paid at closing in connection with the merger was $5,300,000. The former Global Capacity Group, Inc. stockholders will also be entitled to additional contingent consideration after the second and third anniversary dates of the merger if certain revenue and profitability thresholds are reached by GCG after the merger . The parties agreed to various revenue and gross margin combinations that could result in additional consideration of an amount between $1,500,000 and $3,000,000 on each of the second and third anniversary dates. The Company requires the Executives to be employed in order to receive any such additional consideration payments. Therefore, any additional payments or stock issued related to the contingent consideration will be recorded as compensation in the Company's Statement of Operations in the period that it is earned. The revenue thresholds range between $9 million and $13.4 million and the gross profit thresholds range between 27.5% and 30% of revenue. Any additional consideration paid on the second anniversary date must be paid in cash. Contingent consideration on the third anniversary date may be paid in cash or CGSI common stock at the Company's discretion.

The Company established a tranche of up to $5,500,000 of 60 day bridge notes that it was issuing pursuant to a Global Bridge Note Purchase Agreement dated as of December 11, 2006, by and among the Company and various lenders party thereto, to provide the cash necessary to fund the purchase of Global Capacity Group, Inc. ($5,300,000) plus an additional amount of up to $200,000 for general working capital purposes. Each bridge note bore interest at 8% per annum and was secured by a collateral pledge of the stock of Global Capacity Group, Inc. as well as a junior security interest in the assets of the Company. In addition, for each $1,000,000 of bridge notes funded the lenders received a detachable warrant to purchase up to 225.00225 shares of series AA convertible preferred stock of the Company, which by their terms are convertible into 500,000 shares of common stock upon the authorization of the underlying common stock, and with the warrants exercisable on or before December 31, 2009 at an as converted to common stock purchase price of $0.45 per share. The certificate of designations for the series AA convertible preferred stock provides that the series AA convertible preferred stock will automatically convert to common stock once the articles of incorporation for the Company are amended to authorize the issuance of not less than 200,000,000 shares of common stock.  On December 11, 2006, an aggregate of $4,700,000 of bridge notes were issued. The balance of the merger consideration was provided by available cash from the Company. During the three months ended March 31, 2007, approximately $2.9 million of the principal and accrued interest related to the bridge notes were extended and became part of the Company’s new junior secured facility (see Note 5 - Debt for further discussion) and the remaining balance or $1.8 million was repaid. There was no further obligation related to the bridge notes outstanding as of March 31, 2007.

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of Global Capacity Group, Inc. Under the purchase method of accounting, the total consideration as shown in the table below is allocated to Global Capacity, Inc's tangible and intangible assets and liabilities based on their fair values as of the date of completion of the Global Capacity Group, Inc. acquisition. The consideration is allocated as follows:

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

The amount allocated to goodwill is not deductible for tax purposes. The Company has eight months from the acquisition date to complete an IRS 338(h) election which would allow for the deductibility of the goodwill.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of 20/20, CentrePath and Global Capacity had occurred as of January 1, 2006:

	Three Months Ended March 31,
	2007	2006
Net revenues	$3,999,593	$4,951,324
Net loss applicable to common shareholders	$(16,640,172)	$(3,143,676)
Net loss per share:
Basic and diluted	$(0.77)	$(0.15)
Weighted average shares outstanding:
Basic and diluted	21,566,700	20,916,168

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2006, nor are they necessarily indicative of the results that may occur in the future.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers those short-term, highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management's assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $64,045 and $63,927 as of March 31, 2007 and December 31, 2006, respectively. The Company's policy is to write off accounts receivable balances once management has deemed them to be uncollectible.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB104”), SAB 104 incorporates Emerging Issues Task Force 00-21 (“EITF 00-21”), “Multiple-Deliverable Revenue Arrangements.” EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue from the sale of software is recognized in accordance with SOP97-2, Software Revenue Recognition , as amended by SOP98-9, modification of SOP97-2, Software Revenue Recognition with Respect to Certain Transactions .

Both SOP97-2 and SAB104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP97-2. Under this method the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license under the “residual method” of accounting as prescribed in SOP97-2.

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

Comprehensive loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. The following is the Company's comprehensive loss for the three months ended March 31, 2007 and 2006:

	March 31,
	2007	2006
Net loss applicable to common shareholders as reported	$(16,640,172)	$(785,620)
Exchange translation loss	(1,092)	—
Comprehensive loss applicable to common shareholders	(16,641,264)	(785,620)
Basic and diluted	$(0.77)	$(0.05)
Weighted average shares outstanding:
Basic and diluted	21,566,700	17,016,853

Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (SFAS 123R), which revises SFAS 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R resulted in the recognition of stock-based compensation expense during the three months ended March 31, 2007 and 2006 of $1,432,678 and $12,641 respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; EITF 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”; and EITF 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees”. Generally, the equity instruments issued for services and goods are for shares of the Company's common stock or warrants to purchase shares of the Company's common stock. These shares or warrants generally are fully-vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Income Taxes

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109, Accounting for Income Taxes, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company, including any of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Based on its evaluation, the Company has concluded that there are no significant unrecognized tax benefits. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of March 31, 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

Loss Per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, “Earnings per Share.” Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of March 31, 2007, there were 16,774,527 (see Note 4 - Stock Based Compensation) stock options and 79,702,075 (see Note 6 -Stock Warrants) stock warrants outstanding that could be converted into potential common shares. There are also 2,516.10 and 19,984.53 shares of Series B and Series AA Convertible preferred stock that could potentially be converted into 3,700,147 and 44,409,623 shares of common stock, respectively. The Company also had outstanding warrants to purchase 2,020.756 Series A preferred stock which is potentially convertible into 2,245,262 shares of common stock.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company has determined that there are three reporting units, of which two are being reported as discontinued operations (see Note 3 -Discontinued Operations). There have been no events or circumstances subsequent to our year end that would indicate an impairment of goodwill exists. Excluding the reclassification of Frontrunner’s goodwill of $2.6 million as part of reporting this entity as a discontinued operations, there were no other changes in the carrying amount of goodwill for the three month period ended March 31, 2007.

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets which are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of March 31, 2007. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The acquired intangible assets by major intangible asset class at March 31, 2007 were as follows:

	Acquired Value	Amortization Period in Years
Developed technology	$5,795,400	5 to 11
Trade names	350,000	3
Customer base	3,560,000	6 to 10
	$9,705,400	9.08 weighted average years

Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of March 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Developed technology	$5,795,400	$(293,303)	$5,502,097
Trade names	350,000	(40,756)	309,244
Customer base	3,560,000	(152,384)	3,407,616
	$9,705,400	$(486,443)	$9,218,957

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balances
Developed technology	$5,795,400	$(141,221)	$5,654,179
Trade names	350,000	(13,889)	336,111
Customer base	3,560,000	(57,111)	3,502,889
	$9,705,400	$(212,221)	$9,493,179

Amortization expense for the three months ended March 31, 2007 and 2006 related to the acquired intangible assets was $274,222 and $0, respectively.

Estimated amortization expense for other acquired intangible assets is as follows for the years ending December 31:

Remaining 9 months of 2007	$896,883
2008	1,195,844
2009	1,184,255
2010	1,079,178
2011	1,067,452
Thereafter	3,795,345
$9,218,957

Segment Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments. During the first quarter of 2007, the Company completed the process of identifying which of the seven entities’ operations were core to its overall Telecom Integrator business model. As a result the Company determined that all operations were core to this business model, except Nexvu and Frontrunner and therefore made a decision to divest from these business activities (see Note 3 - Discontinued Operations). The Company’s management team views the remaining combined operations of 20/20 Technologies, CentrePath, Inc., Global Capacity and Capital Growth Systems, Inc. the parent holding company as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

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

Going Concern

As of March 31, 2007, the Company's current liabilities exceeded its current assets by $2.7 million. Included in the current liabilities is approximately $6.8 million of current maturities of long-term debt and capital leases payable. This debt reflects indebtedness to its senior debt holder Hilco Financial, issuance of new subordinated debt and pre-existing balances assumed from our acquisition of 20/20. Cash on hand at March 31, 2007 was $1.7 million and the Company’s borrowing capacity under the line of credit with Hilco Financial totaled $1.5 million. The Company has incurred operating losses from both continuing and discontinued operations of $4.6 million and $0.8 million for the three months ended March 31, 2007 and 2006, respectively. Additionally, cash used in operating activities was $6.1 million and $44 thousand during the three months ended March 31, 2007 and 2006, respectively.

The Company's net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. On January 19, 2007, the Company successfully completed the initial closing of new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrant coverage and the Company concluded the offering on April 9, 2007, at which time an aggregate of approximately $22.4 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing the Company raised approximately an additional $13.4 million of debt financing pursuant to a line of credit established with Hilco Financial, LLC. (initial draw of $7.0 million) and a secured subordinated term loan from a smaller number of individuals, bringing aggregate debt and equity funding to approximately $36 million. This capital raise allowed the Company to reduce the existing indebtedness and fund its current working capital needs. However, the Company continues to utilize cash to fund its current operations. The Company's cash balance as of May 10, 2007, combined with the ability to draw against a line of credit with Hilco Financial totaled $1.1 million. The Company now believes this level of working capital will not be sufficient to fund the operations until they start generating positive cash flow from operations in 2007 as the timing of the revenues did not materialize as anticipated. Therefore, the Company will be forced to raise additional capital through either the issuance of new equity or increase its debt load, or a combination of both. There can be no assurance that the Company will be successful in raising additional capital or issuing additional indebtedness, or that any such raise may not be dilutive to existing shareholders.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” an interpretation of FASB Statement No. 109 “Accounting for Income Taxes”. FASB Interpretation No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company’s adoption of the interpretation did not have a significant impact on the financial position and results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157 “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position and results of operations.

Note 3 - Discontinued Operations

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall Telecom Integrator strategy and therefore made the decision to dispose of these two entities. Since the beginning of the year, the Company has been actively marketing the two companies and as a result has entered into letters of intent for the sale of Nexvu and is continuing efforts to sell Frontrunner with an identified party. Although the Company currently anticipates closing on the sale of both entities by June 2007, there can be no assurance we will be able to complete the sale with the current parties. In accordance with SFAS 144 “Accounting for Impairment or Disposal of Long-Lived Assets”, the Company has classified both of these entities as a discontinued operations for the financial statements presented herein. Revenues for the three months ended March 31, 2007 and 2006 were $2.1 million and $3.9 million, respectively. The loss from discontinued operations for the three months ended March 31, 2007 and 2006 was $0.5 million and $0.4 million, respectively. The discontinued operations assets and liabilities were as follows:

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets of discontinued operations
Accounts receivable, net	$1,165,124	$1,194,639
Inventory, net	1,229,780	1,115,753
Prepaid expenses	86,588	74,934
Other current assets	31,042	44,351
Total current assets from discontinued operations	2,512,534	2,429,677

Long-term assets of discontinued operations
Fixed assets, net	806,203	834,651
Software licensing fee, net	6,111	10,244
Intangible assets, net	2,120,795	2,255,327
Goodwill	2,565,543	2,565,543
Other assets	12,188	12,188
Total long-term assets from discontinued operations	5,510,840	5,677,953
Total assets from discontinued operations	$8,023,374	$8,107,630

Current liabilities of discontinued operations
Current maturities of long-term debt	$441,346	$2,947,562
Accounts payable	529,154	1,244,435
Accrued expenses	1,224,727	1,318,939
Deferred revenue, current portion	1,345,164	1,394,373
Advance billings	526,204	321,045
Warranty Reserve	81,609	152,050
Total current liabilities of discontinued operations	4,148,204	7,378,404

Long-term liabilities of discontinued operations
Long term portion of debt	497,160	570,587
Total Liabilities of discontinued operations	$4,645,364	$$7,948,991

Net assets of discontinued operations	$3,378,010	$158,639

Note 4 - Stock Based Compensation

2003 Stock Option Plan

In December 2003, the Company adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. The Company considers its option program a core component of its operating productivity. A total of 2,285,000 restricted shares of common stock, stock options or other equity-based compensation can be issued under the plan. As of March 31, 2007, the Company has issued and outstanding 1,524,527 stock options under the plan, net of forfeitures.

Executive Stock Option Agreement

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, as amended, the Company granted its former CEO, Mr. Thomas G. Hudson, an option to acquire 1,496,993 shares of common stock of the Company at a strike price equal to the closing price of the Company's common stock as of that date ($.70 per share). On September 8, 2006, the Company amended this option agreement and increased the number of shares by 303,007 shares, also at an exercise price of $.70 per share. Additionally in conjunction with the acquisition of 20/20, the Company’s new Chief Executive Officer Patrick C. Shutt, who was formerly the Company’s Chief Operating Officer, and the Company’s new President George A. King, who was formerly the Company’s Head of Global Operations were each granted options to acquire 1,500,000 shares of common stock of the Company at $.70 per share. In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 share of common stock to its new Chief Operating Officer Robert A. Pollan, who was formerly the Company’s Chief Information and Strategy Officer and the Company’s new Chief Financial Officer Darin P. McAreavey at a price of $.98 and $.92, respectively. In accordance with the terms of each of these option agreements (i) 25% of such options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 1,400,000 of stock options are vested under these three agreements, as amended.

Employee Stock Option Agreements

On February 5, 2007 and March 5, 2007, pursuant to separate board resolutions, the Company granted options to acquire 400,000 and 1,950,000 shares of common stock of the Company at a strike price equal to $0.98 and $0.92, respectively. In accordance with the terms of each of these option agreements (i) 25% of such options vested upon execution of the Agreement, and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 587,500 of stock options are vested under these three agreements as of March 31, 2007.

Executive Performance Option Agreement

Under employment agreements with the four current and one former senior executives of the Company, there are 4,300,000 options to acquire common stock of the Company at a price ranging between $.70 and $.98. Approximately 3,000,000 were issued during 2006 and 1,300,000 were issued during the first quarter of 2007. All options are subject to vesting restrictions. These performance option agreements are designed to deliver and attain certain revenue objectives and approximately 3,300,000 will vest on the following basis:  upon each realization by the Company of an incremental $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; the remaining options vest upon realization by the Company of a second $20 million of third party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the realization by the Company of achieving a “Target MRR (monthly recurring revenue)”, which means the sum of the Base Amount plus $3.5 million of monthly recurring revenue for a period of at least 90 days on or before April 1, 2009. For purposes of defining the Base Amount, this is equal to monthly recurring revenue with respect to the maintenance contracts and the installed circuits for Frontrunner Networks Systems Corporation and for Global Capacity Group, respectively. As of March 31, 2007, no options have vested under this plan.

Employee Performance Option Agreements

Under the terms of the stock option agreements approved by the board on March 5, 2007, there are 3,000,000 options to acquire common stock of the Company at a price of $0.92. All options are subject to vesting restrictions. The vesting requirements are conditional upon these employees achieving specific key objectives as outlined in their respective performance option agreements. The vesting requirements include delivering new revenue, creating value within their organization and/or achieving executive performance targets as outlined above.

The following table summarizes the activity under the 2003 stock option plan and other stock grants for January 1, 2007 to March 31, 2007:

Options Outstanding:	Number of Shares	Price per Share	Weighted Average PricePer Shares
January 1, 2007	9,324,527	$0.70 - 1.35	0.81
Granted	7,450,000	0.92 - 0.98	0.94
Terminated	-	-	-
March 31, 2007	16,774,527	0.70 - 1.35	0.86

Vested Shares:
Vested, March 31, 2007	3,336,049	$0.70 - 1.35	1.02

The aggregate intrinsic value for options vested and outstanding as of March 31, 2007 totaled $1,326,000 and the weighted average remaining contractual life of those options was 9.85 years.

As of March 31, 2007, $7,220,520 of compensation expense remained to be recognized on the stock options above which include $4,271,077 related to options under Performance Agreements. The expense will be recognized over 3 years. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to its deferred tax asset being fully reserved.

The weighted average fair value per stock option issued during the three months ended March 31, 2007 was $0.68.

		Weighted-
		Average
	Options	grant-date
Non-Vested Options	Outstanding	fair value

Balance January 1, 2007	7,082,997	$0.52

Grants	7,450,000	0.76

Vested	(1,094,489)	(0.60)

Expirations

Balance March 31, 2007	13,438,508	$0.64

A summary of compensation expense recognized for the issuance of stock options for the three months ended March 31, 2007 and 2006 are as follows:

	Three Months Ended March 31,
	2007	2006
Stock-based compensation costs included in:
Compensation	$1,432,678	$12,641
Total stock-based compensation costs	$1,432,678	$12,641

All stock awards granted by the Company have an exercise based on either the 10 day trailing average closing price or the closing market value on date of grant of the underlying common stock.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	100%	100%
Approximate risk free interest rates	4.54%	3.85%
Expected lives	5 Years	5 Years
Forfeiture rate	5%	0%

The determination of the fair value of all awards is based on the above assumptions.

NOTE 5 - Debt

On January 19, 2007, the Company closed the initial funding of $7.0 million of borrowings on an 18 month $12.0 million Senior Secured Facility issued to the Company by Hilco Financial, LLC. The Credit Agreement for the facility names the Company and its Magenta netLogic, Limited subsidiary as guarantors of the facility, and the Company’s remaining active subsidiaries, namely 20/20 Technologies, Inc., 20/20 Technologies I, LLC, Nexvu Technologies, LLC, Frontrunner Network Systems Corporation, Centrepath, Inc. and Global Capacity Group, Inc., as co-borrowers. The Credit Agreement provides for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It requires the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7%, and has a $250 thousand prepayment penalty until the last 30 days of the facility. There is a $3 thousand per month collateral management fee, a 0.5% per month unused line fee and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay Hilco a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250 thousand to a placement agent in connection with the placement of the facility. As of March 31, 2007, the Company’s borrowing capacity was $1.5 million. The Company has also accrued $300 thousand as of March 31, 2007 related to the initial issuance costs payable to Hilco in July 2007.

The Senior Secured Facility is secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The Credit Agreement prohibits junior encumbrances on the Company’s assets with the exception of the Junior Secured Facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement includes a covenant limiting the Company’s capital expenditures and the parties have agreed to establish additional loan covenants post closing. The Credit Agreement contains numerous affirmative and negative covenants customary for facilities of this nature, as well as certain post closing obligations. The Company has agreed to EBITDA covenants (earnings before interest taxes, depreciation and amortization and before non-cash stock compensation and warrant expense) with Hilco as follows (at least 75% of the amount must be achieved on a cumulative basis: Q1 2007 ($2.4) million; Q2 2007 ($2.6) million; Q3 2007 ($600) thousand; and Q4 2007 $3.1 million. Hilco and the Company also agreed to a covenant capping capital expenditures at $500 thousand for 2007. The Company was in compliance with all the covenants required under this debt agreement as of March 31, 2007.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to Hilco two warrants to purchase an aggregate of 1,125.0 shares of Series AA Preferred Stock (2,500,000 shares of Common Stock on an as converted to Common Stock basis). Warrants with respect to one half of the shares are exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of Common Stock on an as-converted basis and warrants with respect to the one half of the shares are exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of Common Stock on an as-converted basis. The warrants issued as part of the Senior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described in Note 8 Shareholders Equity.

On January 19, 2007 the Company entered into an agreement with a number of individuals and entities for the establishment of a Junior Secured Facility which permits the funding of up to $10,000,000 of original principal amount of advances. At the closing, an initial $5.9 million of funds was provided pursuant to the facility (as adjusted to reflect an additional $1 thousand of accrued interest converted to principal from the amount previously reported) and on January 22, 2007 an additional $500 thousand was added to the facility, bringing the aggregate principal amount of the facility to $6.4 million. All but $1.0 million of the funding of the facility to date was provided by the exchange of existing bridge loans for the issuance of new notes with respect to the facility (valued dollar for dollar against outstanding principal plus accrued interest of the bridge loans; this included a bridge loan of $500 thousand plus accrued interest funded to the Company by its then chief executive officer). The facility has a two year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. No points or fees were payable by the Company in connection with the issuance of the facility.

  The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder’s option into Series AA Preferred Stock (or following its conversion to Common Stock, then the conversion feature relates to Common Stock) at a price per share equal to a 20% discount to the average ten day trading average for the Company’s Common Stock as of the day immediately preceding the date of conversion, subject to a floor of $0.65 per share and a ceiling of $1.25 per share (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). Based upon the foregoing range and assuming no more advances on the facility than those presently in effect, this equates to a minimum of 5,109,766 shares of Common Stock (on an as converted basis) in the event the Company’s stock value as computed per the above formula is at or above the $1.25 per share ceiling price, and a maximum of 9,826,473 shares of Common Stock (on an as converted basis) issuable in the event the Company’s stock value as computed per the above formula is at or below the $0.65 per share floor price.

In connection with the funding of Junior Secured Facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA Preferred Stock for each $100 thousand of monies advanced, which represents 150,000 shares of Common Stock on an as converted basis, exercisable at $0.45 per share and expiring December 31, 2009. To date, the Company has issued an aggregate of 4,312.24 (rounded) shares of Series AA Preferred Stock warrants (representing 9,582,658 shares of Common Stock on an as converted basis). Shares of Common Stock on an as converted basis are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described in Note 8 Shareholders Equity.

The Junior Secured Facility is secured by a junior lien on the Company’s assets and the assets of its subsidiaries, which is expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

The Company had previously entered into a series of bridge loans as summarized herein - Debt, all of which were either paid off, extended or converted under the terms of the Unit offering described in Note 8 Shareholders Equity. These bridge loans included the following (all of the warrants issued in connection with these loans have registration rights comparable to those with respect to the Units offering):

20/20 Bridge Loan. The Company had borrowed approximately $6.0 million in original principal amount of monies simultaneous with or shortly following its purchase of 20/20 Technologies, Inc., which loans had been secured by a blanket lien on the assets of 20/20. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. The holders of these notes were issued warrants to purchase Series A Preferred Stock which are convertible into Common Stock at the rate of 37,500 shares for each $100 thousand of funds advanced (2,245,263 shares of Common Stock on an as converted basis), exercisable on or before December 31, 2011, at $1 thousand per share ($0.45 per share on an as converted to Common Stock basis), subject to a call in favor of the Company in the event that the closing price of the Company’s Stock exceeds $4.00 per share for 30 consecutive days following the effectiveness of a registration statement registering the Common Stock underlying the warrants.

Centrepath Bridge Loan. The Company had borrowed approximately $7.9 million in original principal amount in November, 2007 with approximately $6.8 million of the proceeds used toward the purchase of Centrepath, and the balance of the proceeds used for working capital, which loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 2,261.27 shares of Series AA Preferred Stock (representing 5,024,994 shares of Common Stock on an as converted to Common Stock basis), exercisable on or before December 31, 2009, at $1 thousand per share ($0.45 per share on an as converted to Common Stock basis).

Global Bridge Loan. The Company had borrowed approximately $4.7 million in original principal amount in December, 2007, which proceeds were (together with an additional $500 thousand provided from working capital) used toward the purchase of Global Capacity. The principal and accrued interest with respect to these loans was secured by the stock of Global Capacity. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 1,057.5105 shares of Series AA Preferred Stock (representing 2,350,000 shares of Common Stock on an as converted to Common Stock basis), exercisable on or before December 31, 2009, at $1 thousand per share ($0.45 per share on an as converted to Common Stock basis).

Mandatory Notes. The Company issued an aggregate of approximately $3.7 million of Mandatory Notes through January 19, 2007, which by their terms were automatically converted to Units on the initial closing of the Units offering. In addition, each Mandatory Note holder was issued a warrant which is exercisable for 331.60 (rounded) shares of Series AA Preferred Stock, representing 20,000 shares of Common Stock (on an as converted to Common Stock basis) or 736,868 shares of Common Stock in the aggregate. The warrants associated with this issuance are exercisable at $0.45 per share on an as converted to Common Stock basis, expire on December 31, 2009 and are callable by the Company. From January 22, 2007 through March 25, 2007, an aggregate of approximately $4.3 million of additional Mandatory Notes were issued (increased by another $104 thousand thereafter through April 9, 2007), which were converted into Units of Series AA Preferred Stock and Warrants on the terms as described in Section above. In consideration for the funding of the Mandatory Notes, in addition to the conversion of the Mandatory Notes into Units (comprising a portion of the Units discussed in “Units Offering” above), warrants to purchase an additional 327.15327 shares of Series AA Preferred Stock (convertible into 727,000 shares of Common Stock) were issued to the Mandatory Note lenders for the funding through January 19, 2007, which was increased by the subsequent Mandatory Note issuances through March 25, 2007 to warrants for an additional 386.17946 shares of Series AA Preferred Stock (convertible into 858,168 shares of Common Stock) and again increased by the subsequent Mandatory Note issuances through April 9, 2007 to warrants for an additional 9.31514 shares of Series AA Preferred Stock (convertible into 20,700 shares of Common Stock). The warrants associated with this issuance are exercisable at $0.45 per share on an as converted to Common Stock basis, expire on December 31, 2011 and are callable by the Company.

Debt as of March 31, 2007 and December 31, 2006 consist of the following:

March 31, 2007	December 31, 2006
Senior secured line of credit, with an outstanding balance of $7,343,876 at March 31, 2007, bearing interest at 15%, secured by all of the assets of Capital Growth Systems, Inc. and subsidiaries, due July 2008. The Company had $1,518,544 additional borrowing capacity under this line-of-credit as of March 31, 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,500,000 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.65 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $1,586,124 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of March 31, 2007, the balance of the debt due was reported net of a $1,377,578 discount.
$5,966,298	$—

Junior secured notes payable, with a face amount of $6,388,438, bearing simple interest at 12%, due January 2009. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 9,582,658 shares of common stock (or equivalent) of the Company at an exercise price of $.45. The Company issued additional stock warrants as part of securing this notes which allow the purchase of 237,788 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.65 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $3,597,549 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of March 31, 2007, the balance of the debt due was reported net of a $3,247,651 discount.
3,140,787	—

Secured short term notes payable to various parties, with a face amount of $5,987,367 bearing interest at 18%, secured by all of the assets of 20/20 and Nexvu, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holders to purchase 4,787,137 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.70 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $1,554,219 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $64,758 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8-Shareholders Equity).
—	5,922,609

Secured short term notes payable to various parties, with a face amount of $7,950,000 bearing interest at 8%, secured by all of the assets of CentrePath, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 4,925,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $1,349,181 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $652,104 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8-Shareholders Equity).
—	7,197,896

Secured short term notes payable to various parties, with a face amount of $4,700,000 bearing interest at 8%, secured by all of the assets of Global Capacity Group, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,350,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $810,077 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $540,051 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8-Shareholders Equity).
—	4,159,949

Mandatory convertible promissory notes to various parties, with a face amount of $1,275,000 bearing interest at 8% per annum and mandatory convertible into the securities issued by the Company on the terms of the offering completed on January 19, 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 255,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black Scholes Model, the Company estimated the fair value of the warrants to be $149,887 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $131,151 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was converted into Series AA Preferred Stock (see Note 8-Shareholders Equity).
	—	1,143,849

Promissory notes to US Bank bearing interest at the rate of 6.75%, secured by vehicles of Global Capacity Group. One of the notes requires monthly payments in the amount of $1,027 and expires in September 2010 and the other note requires monthly payments in the amount of $873 and expires in October 2010.	70,955	75,398

Promissory note payable to DTD Investments, LLC, secured by the Company’s accounts receivable from CNT Telecom Services, Inc., which has as its interest rate the right to participate in the proceeds the Company receives with respect to this contract (anticipated over the life to the contact to return the original principal and pay “participation interest” equal to approximately $470,000).	—	406,187

Unsecured note payable to various creditors of 20/20, past due, bearing interest rates between 8% and 16%. All notes were either repaid or converted into Junior secured notes payable during the three months ended March 31, 2007.	—	1,610,000

Unsecured note payable to various creditors with interest rates at HSBC plus 4%, principal payments commencing in January 2007, maturing December 2008.	1,012,861	1,257,992

Various unsecured loans from employees of Magenta netLogic, bearing interest at 8.43%, due upon demand.	160,192	164,865

Total debt	10,351,093	21,938,745
Less: current maturities	6,970,213	21,200,138
Long term portion	$3,380,880	$738,607

As of March 31, 2007, the Company is only in default on unsecured notes payable to two of the Company’s law firms and on one note to an entity affiliated with one of the Company’s board members. No acceleration of the indebtedness evidenced by these notes has been declared as of this date by any of such creditors.

The weighted-average interest rate on the debt listed above is 12.5% as of March 31, 2007.

The aggregate principal re-payments of long term debt for the remaining nine months of 2007 and annual thereafter are as follows (not including discount on notes payable):

2007	$7,867,645
2008	556,255
2009	6,433,125
2010	40,664
2011	23,836
Thereafter	45,685
Total	14,967,210

NOTE 6 - Stock Warrants

The Company has issued stock warrants to various individuals. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price
Preliminary bridge notes	9/8/2006	12/31/2011	678,766	.50 - .70
Secured bridge notes	9/8/2006	9/8/2011	2,250,000.45
Inducement agreements	9/8/2006	12/31/2011	2,061,875.45
Board and executive warrants	9/14/2008	9/14/2011	2,330,000.70
Consulting Services	9/14/2006	9/14/2011	100,000.70
CentrePath bridge notes	11/30/2006	12/31/2009	4,925,000.45
Advisory services	11/30/2006	12/31/2009	100,000.45
Global Capacity bridge notes	12/11/2006	12/31/2009	2,350,000.45
Advisory services	12/11/2006	12/31/2009	50,000.45
National Securities - equity issuance	1/19/2007	12/31/2008	12,141,010.45
National Securities - equity issuance	1/19/2007	12/31/2009	12,141,010.65
Conversion of bridge notes to equity	1/19/2007	12/31/2008	3,001,661.45
Conversion of bridge notes to equity	1/19/2007	12/31/2009	3,001,661.65
Mandatory convertible notes	(1)	(2)	1,605,868.45
Mandatory convertible notes	(1)	(3)	8,965,172.45
Mandatory convertible notes	(1)	(4)	8,965,150.65
Advisory fees - mandatory convertible notes	3/22/2007	3/22/2008	778,892.45
Advisory fees - mandatory convertible notes	3/22/2007	3/22/2009	778,891.65
Junior secured facility	1/19/2007	12/31/2009	9,582,658.45
Advisory fees - Junior secured facility	3/22/2007	3/22/2008	118,894.45
Advisory fees - Junior secured facility	3/22/2007	3/22/2009	118,894.65
Conversion of 20/20 unsecured convertible notes payable	1/19/2007	12/31/2008	233,327.45
Conversion of 20/20 unsecured convertible notes payable	1/19/2007	12/31/2009	233,327.65
DTD Investment loan	1/19/2007	12/31/2009	300,000.45
Senior secured facility	1/19/2007	12/31/2008	1,250,000.45
Senior secured facility	1/19/2007	12/31/2009	1,250,000.65
Advisory fees - 20/20 Bridge	3/22/2007	3/22/2008	195,010.45
Advisory fees - 20/20 Bridge	3/22/2007	3/22/2009	195,009.65

Total stock warrants outstanding			79,702,075	$.53

All of the stock warrants are exercisable and have a weighted average life of 2.6 years. Certain of the stock warrants were issued as Series A Preferred Stock Warrants and Series AA Preferred Stock Warrants. These warrants shall be converted to warrants to acquire Common Stock of the Company, upon the amendment to the Company’s articles of incorporation to authorize not less than 20,000,000 shares of Common Stock. Warrant expense recognized as interest expense during the three months ended March 31, 2007 and 2006 totaled $1,946,508 and $0, respectively.

(1)	The warrants related to the mandatory convertible notes offering were issued between December 31, 2006 and March 31, 2007.

(2)	The expiration dates of the warrants issued with the mandatory convertible offering are between December 31, 2011 and March 31, 2012.

(3)	The expiration dates of the warrants issued with the mandatory convertible offering are between December 31, 2008 and March 31, 2009.

(4)	The expiration dates of the warrants issued with the mandatory convertible offering are between December 31, 2009 and March 31, 2010.

NOTE 7 - Transactions with Related Parties

The Company currently has an $85 thousand unsecured note payable to an entity that includes one of its board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan as of March 31, 2007.

Two current and one former members of the Company’s board of directors had lent a total of $418 thousand, plus accrued interest to the Company as part of the short term secured financing completed by the Company during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short term note payables of the Company. The loans bore interest at a rate of 18% and matured on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of common stock at an exercise price of $0.50 per share. These warrants expire on August 24, 2009. Additionally, the Company’s chairman of the board of directors, had a total of $468 thousand of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20 a portion of this secured debt was paid to him totaling $231 thousand of principal balance and $29 thousand of accrued interest. On January 19, 2007, the two current and one former members of the Company’s board of directors were all repaid the principal and interest amounts owed totaling $445 thousand.

In connection with the acquisition of CentrePath and Global Capacity, the Company issued two short-term bridge notes bearing interest at a rate of 8%. Of this amount, the Company’s then Chief Executive Officer and its current Chairman of the board lent approximately $2.0 million each and in turn received stock warrants to purchase 1123.00112 Series AA Preferred Shares (2,000,000 common shares on an as converted basis) and 464.62965 Series AA Preferred Stock (1,032,500 common shares on an as converted basis), respectively. The Company’s then Chief Executive Officer received an additional warrant to purchase 450.0045 AA Preferred Shares (1,000,000 common shares on an as converted basis) for putting $1.0 million at risk in connection with the completion of our acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. The Company’s then Chief Executive Officer was not paid any cash compensation related to his investment in the Company. The above mentioned stock warrants have an exercise price of $1 thousand per Series AA Preferred Shares ($0.45 per share of common stock on an as converted basis expiring on December 31, 2009. In addition, the Chairman of the board of directors was also paid $280 thousand for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of approximately $3.7 million. These loans were accomplished on very short notice, and therefore without the Chairman of the board of directors providing his personal guarantees and the pledge of his own assets, it is likely that both of the CentrePath and Global Capacity acquisitions would have been in jeopardy.

In 2007, two board members each received cash payments totaling $319 thousand in connection with all the transactions completed by the Company in 2006 and 2007. In addition, they were each issued warrants to purchase 374.53110 shares of Series AA Preferred Stock (representing in the aggregate 832,117 shares of common stock on an as converted basis) , with one half at an exercise price of $1 thousand per share ($0.45 per share on an as converted to common stock basis) expiring on December 31, 2008 and the other half at an exercise price of $1,444.44 per share ($0.65 per share on an as converted to common stock basis) expiring on December 31, 2009. Also, as part of securing the various short terms notes, we issued warrants to purchase 33.75034 shares of Series AA Preferred Stock (75,000 shares of common stock on an as converted basis) each to both board members. The stock warrants have an exercise price of $1 thousand per Series AA Preferred Share ($0.45 per share of common stock on an as converted basis) expiring on December 31, 2009.

NOTE 8 - Shareholders Equity

On January 19, 2007, the Company closed on an equity funding of approximately $15.9 million toward the issuance of Units comprised of 15,869.4 (rounded) shares of Series AA Preferred Stock (convertible into Common Stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 (rounded) shares of Series AA Preferred Stock. Each Unit was priced at $1 thousand comprised of: (i) one share of Series AA Preferred Stock; (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1 thousand per share expiring December 31, 2008 (“Two Year Warrant); and (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1,444.43 per share, expiring December 31, 2009 (Three Year Warrant). Since January 20, 2007 through April 9, 2007, the Company has closed on equity funding of an additional approximately $5.0 million, representing an additional 5,044.4(rounded) shares of Series AA Preferred Stock constituting 11,209,626 shares of Common Stock on an as converted basis and warrants to purchase an additional like amount of Series AA Preferred Stock, with one-half or 2,522.2 Series AA Preferred Shares (5,604,827 shares of Common Stock as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share on an as converted to Common Stock basis); and the other one-half or 2,522.2 Series A Preferred Shares (5,604,799 shares of Common Stock as converted) exercisable at approximately $1 thousand per share (or $0.65 per share on an as converted to Common Stock basis). This financing brings aggregate issued and outstanding Series AA Preferred Stock to 20,634.5 (rounded) shares representing 46,549,894 shares of Common Stock on an as converted basis, assuming the anti-dilution protection described below does not result in the issuance of additional shares. The Series AA Preferred Stock also contains certain full ratchet anti-dilution rights in the event that there are any issuances of capital stock or rights to acquire capital stock (other than certain exempted transactions) at a price of below $0.45 per share (on an as converted to Common Stock basis in the event the issuance is of a security other than Common Stock). The Company filed a Certificate of Designations and Preferences authorizing the issuance of up to 120,000 shares of Series AA Preferred Stock (convertible into up to 266,664,000 shares of Common Stock, subject to adjustment as noted above) on December 29, 2006 with the Florida Secretary of State.

On an as-converted basis, the Two Year Warrants issued as part of the Units may be exercised to purchase an aggregate of 23,237,501 shares of Common Stock exercisable at $0.45 per share, and the Three Year Warrants may be exercised to purchase an aggregate of 23,237,344 shares of Common Stock exercisable at $0.65 per share, assuming the anti-dilution protection described above is not triggered.

In addition, the placement agent and designees in connection with the Units financing received warrants to purchase 928.37 (rounded) shares of Series AA Preferred Stock (2,063,030 shares of Common Stock on an as converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as converted to Common Stock basis) in connection with the initial equity closing on January 19, 2007. The placement agent and its designees were awarded from January 20, 2007 to April 9, 2007 warrants to purchase an additional 65.000 (rounded) shares of Series AA Preferred Stock (144,443 shares of Common Stock on an as converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per shares (on an as converted to Common Stock basis).

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of Common Stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in Common Stock issuable based upon the 10 days’ average trading value of the Company’s shares of Common Stock for the applicable period. The Two Year Warrants and Three Year Warrants are exercisable only by payment of cash, however, in the event of delays in the registration of the shares of Common Stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants, or (ii) modify the exercise rights under the warrants to be cashless.

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

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder’s option into Series AA Preferred Stock (or following its conversion to Common Stock, then the conversion feature relates to Common Stock) at a price per share equal to a 20% discount to the average ten day trading average for the Company’s Common Stock as of the day immediately preceding the date of conversion, subject to a floor of $0.65 per share and a ceiling of $1.25 per share (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). Based upon the foregoing range and assuming no more advances on the facility than those presently in effect, this equates to a minimum of 5,109,766 shares of Common Stock (on an as converted basis) in the event the Company’s stock value as computed per the above formula is at or above the $1.25 per share ceiling price, and a maximum of 9,826,473 shares of Common Stock (on an as converted basis) issuable in the event the Company’s stock value as computed per the above formula is at or below the $0.65 floor price.

In connection with the funding of Junior Secured Facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA Preferred Stock for each $100 thousand of monies advanced, which represents 150,000 shares of Common Stock on an as converted basis, exercisable at $0.45 per share and expiring December 31, 2009. To date, we have issued an aggregate of 4,312.24 (rounded) shares of Series AA Preferred Stock warrants (representing 9,582,658 shares of Common Stock on an as converted basis). Shares of Common Stock on an as converted basis are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

The Company has engaged a number of consultants and has agreed to compensate them for financial consulting services with warrants issued as of the dates set forth below, in each instance with: (i) one half of the warrants set for the below exercisable at $1000 per share of Series AA Preferred Stock (convertible into 2222.2 shares of Common Stock at $0.45 per share) expiring December 31, 2007; and (ii) one half exercisable at approximately $1 thousand per share of Series AA Preferred Stock (convertible into 2222.2 shares of Common Stock at $0.65 per share). The agreed upon issuances were as follows:

	Date	Number of Series AA Preferred Shares Purchasable(1)
1.	March 22, 2007	374.45594	(2)	(832,117 Common as converted)
2.	March 22, 2007	374.45639	(2)	(832,117 Common as converted)
3.	March 22, 2007	109.9208		(244,266 Common as converted)
4.	March 22, 2007	14.16569		(31,479 Common as converted)
5.	March 22,2007	45.28665		(100,636 Common as converted)
6.	March 22, 2007	31.29061		(69,534 Common as converted)
7.	March 22, 2007	33,95014		(75,444 Common as converted)

(1)	Allocated one-half to $0.45 warrants and one half to $0.65 warrants as outlined above.

(2)	An additional 4.75025 Series AA Preferred Warrants (1,555 Common as converted) was issuable as of termination of the offering.

In connection with completing all the transactions in 2007, the Company paid two of the directors of the Company, Lee Wiskowski and Douglas Stukel, each in the amount of approximately $307 thousand in 2007 for services rendered in 2007 plus warrants to purchase 280.58 shares of Series AA Preferred Stock.

Pursuant to the guidance in paragraph 5 of EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments” we allocated the proceeds from the Series AA financing between the Series AA Preferred Stock and the warrants based upon their estimated fair value as of the closing date. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the Series AA Preferred Stock and warrants. As the amount of the beneficial conversion feature exceeded the value allocated to the Series AA Preferred Stock and warrants, the amount of the beneficial conversion feature to be recorded is limited to the proceeds allocated to the Series Preferred Stock and warrants. The beneficial conversion values related to the Series AA Preferred Shareholders and warrants of approximately $11.2 million and $14.5 million, respectively, was recognized as an additional discount on the Series AA Preferred Stock which amounts will be accreted and treated as a deemed dividend to the holder of the Series AA Preferred Stock once the Common Shareholders authorize the increase of Common Stock from 25 million to 350 million on the Company’s shareholder meeting to be held on June 11, 2007.

NOTE 9 - Segment Reporting

The Company follows the provisions of SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. During the first quarter of 2007, the Company completed the process of identifying which of the seven entities’ operations were core to its overall Telecom Integrator business model. As a result the Company determined that all operations were core to this business model, except Nexvu and Frontrunner and therefore made a decision to divest from these business activities (see Note 3 - Discontinued Operations). The Company’s management team views the remaining combined operations of 20/20 Technologies, CentrePath, Inc., Global Capacity and Capital Growth Systems, Inc. the parent holding company as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

The core Telecom Integrator operating segment has three primary lines of revenue. The first line of revenue is from network and circuits business, which is broken down between enterprise & wholesale circuits and strategic networks. Enterprise & wholesale circuits is the procurement of new telecommunication circuits for the Company’s enterprise companies and for customers who are telecommunication providers. The strategic network sales are for contracts whereby the Company takes a principal position on existing circuits and will work with its suppliers to renegotiate more favorable terms for those circuits that are out of contractual term. This revenue is being provided from the recently acquired operations of both Global Capacity Group and 20/20 Technologies. The second line of revenue is the Company’s services offerings, which includes both our remote monitoring services and professional services. The remote monitoring services revenue includes 24x7x365 remote monitoring and management services for data replication networks encompassing the entire data path (Storage area network switches, channel extension equipment and DWDM and SONET devices). This revenue is primarily generated from the Company’s acquisition of CentrePath, Inc. In addition, the Company generates professional services revenue from the initial design and deployment of these networks. Also, the Company generates professional fees related to the implementation and customization of 20/20’s pricing and quotation database system through its Magenta netLogic subsidiary (Magenta 20/20). The third line of revenue is sales generated from Magenta 20/20’s global pricing and quotation software.

During the three months ended March 31, 2007, the Company generated $342 thousand of revenue outside of the United States, compared to $0 in the prior year period.

NOTE 10 - Subsequent Event

In May 2007, Thomas G. Hudson resigned as the Company’s Chief Executive Officer and board of directors, subject to the parties’ agreement to fully honor the remaining economic terms of his employment agreement. Patrick Shutt, the Company’s president, will assume the role of CEO of the Company on a going forward basis.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Our net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. During 2006, we completed three acquisitions which significantly increased the amount of debt and overall losses for the year. On January 19, 2007, we successfully completed the initial closing of a new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrants coverage and we concluded the offering on April 9, 2007, at which time an aggregate of approximately $22.4 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing we raised an additional approximately $13.4 million of debt financing pursuant to a line of credit established with Hilco Financial, LLC. (initial draw of $7.0 million) and a secured subordinated term loan from a smaller number of individuals, bringing aggregate debt and equity funding to approximately $36 million. This capital raise allowed us to reduce the existing indebtedness and fund our current working capital needs. However, we continue to utilize cash to fund its current operations. Our cash balance as of May 10, 2007 and our ability to draw against our line of credit with Hilco Financial totaled $1.1 million. We currently believe this level of working capital will not be sufficient to fund the operations until we start generating positive cash flow from operations in 2007 as our revenues to date have not materialized as anticipated. Therefore, we will be forced to raise additional capital through the issuance of new equity or increasing our debt load, or a combination of both. There can be no assurance that we will be successful in raising additional capital or issuing additional indebtedness, or that any such raise will not be dilutive to existing shareholders.

We presently have approximately 171 full time employees between all seven entities (the Company and all six operating subsidiaries) as of May 10, 2007. Of these employees, approximately 92 of them are with our continuing operations. We do not anticipate that this number will increase in the near future unless additional acquisitions occur or our revenue significantly increases. In addition, although we are in the process of integrating our operations, we are currently not anticipating any significant increases in our capital spending on software or equipment. We currently have a debt covenant with Hilco Financial which limits our capital expenditures to $500 thousand per year.

Results of Operations

Three months ended March 31, 2007 compared to 2006

Revenues for the three month period ended March 31, 2007 were provided entirely by our acquisitions of 20/20, CentrePath and Global Capacity, all of which were completed subsequent to March of 2006. The revenue generated by Nexvu and Frontrunner were reported in our discontinued operations for both periods presented. Revenue generated from our circuits and networks business totaled $2.8 million, which were circuit sales to our enterprise and wholesale customers. We did not recognize any revenue during the first three months of 2007 or 2006 from strategic networks, which is revenue generated by us taking a principal position in existing circuits and through our pricing and quotation system can renegotiate more favorable pricing terms for our customers. We currently believe revenue generated from strategic networks will account for the majority of our revenue and growth, as these circuit contracts are often quite large and typically fixed for several years.

Our consolidated gross margin rate was 45% compared to 0% last year. Our gross profit generated by our circuits and networks business was 17%. We currently anticipate generating gross margins from our circuits and networks business will increase in the range of 25% and 30% as we continue to sell new and renegotiate the pricing on existing circuits. Gross margins generated from services were 62% during the first three months of 2007, compared to 0% for the same period in 2006. Since revenues generated from our software license is entirely proprietary, we are able to achieve a 100% gross margin on those licenses. If in the future we elect to embed a third party product into our technology, we could see our gross margins on our software sales decrease.

Total operating expenses were as follows:

	Three months ended,
	March 31, 2007	March 31, 2006
Compensation	$3,501,858	$104,660
Travel and entertainment	285,010	3,052
Occupancy	456,937	—
Professional services	360,230	244,071
Insurance	63,545	28,242
Depreciation and amortization	938,016	—
Other operating expenses	227,431	1,656
Total operating expenses	$5,833,027	$381,681

The majority of our operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in all of our operating expense is the result of our acquisition of 20/20 Technologies, CentrePath, Inc. and Global Capacity Group, which were all subsequent to March 31, 2006. The costs in the prior year represent administrative costs associated with the holding Company Capital Growth Systems, Inc., as the holding company for Nexvu and Frontrunner; operating costs have been reclassified as a discontinued operations (see Note 3 Discontinued Operations). The professional fees in 2006 are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as, accounting fees. In addition, the Company agreed to issue an additional 100,000 shares of its common stock to two of the guarantors on the Harris demand loan (repaid at the time of the initial Unit closing) in connection with the continuance of such guarantees. The Company has not yet issued such shares, but has expensed $135 thousand during the three months ended March 31, 2006, with respect to such obligation to issue shares expenses.

The current period results reflect interest related to the existing debt that totaled $2.9 million as of March 31, 2007. It also includes the amortization of the fair value assigned to the warrants issued with the debt, which totaled approximately $1.9 million. The debt had a weighted average interest rate of 12.5%.

Liquidity and Capital Resources

Cash used in operating activities during the three months ended March 31, 2007 and 2006 was $6.1 million and $44 thousand, respectively. The cash used in operating activities was principally due to the net loss for the year and to fund certain previously accrued obligations. The primary variance between operating loss and net cash used in operating activities during the three months ended March 31, 2007 due to stock option expense of $1.4 million and warrant expense of $1.9 million. These amounts were partially offset by a $1.9 million reduction in accrued expenses.

The cash used in investing activities was $179 thousand and $66 thousand for the three months ended March 31, 2007 and 2006, respectively. Our capital expenditures for the three months ended 2007 and 2006 totaled approximately $55 thousand and $66 thousand, respectively. Our capital expenditures in both 2007 and 2006 consisted primarily of computer related equipment and vehicles for our Frontrunner business. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make additional capital expenditures related to the integration of our operations. As part of our debt covenant with Hilco Financial, our capital expenditures are limited to $500 thousand per year. We also purchased $125 thousand of software licenses during the three months ended March 31, 2007.

Cash provided by financing activities during the three months ended 2007 totaled approximately $6.8 million. This was the result of the equity offering funded primarily during the three months ended March 31, 2007, which totaled $18.3 million, net of issuance fees. Of this amount approximately $4.6 million was the result of a non-cash conversion of existing debt into the equity offering (see Note 8 - Shareholder Equity). We also issued generated cash from the issuance of a new senior secured line of credit with Hilco Financial and a junior secured two year credit facility funded by a small number of lenders. The outstanding balance on our senior debt line of credit as of March 31, 2007 was $7.3 million. The totaled amount issued with our junior secured notes payable was $6.4 million, of which $5.4 million was generated through the non-cash conversion of existing short-term borrowings. These amounts were partially offset by the repayment of debt totaling approximately $15 million during the three months ended March 31, 2007. Total cash utilized in financing activities during the three months ended March 31, 2006 was $63 thousand and represents a $338 thousand reduction in Frontrunner debt partially offset by an additional $275 thousand of debt taken by CGSI (the holding company).

Historically our working capital requirements have been met through proceeds of common stock private equity offerings and debt issuances. As of March 31, 2007, we had $3.2 million of cash, cash equivalents and borrowing capacity under our senior secured line of credit with Hilco Financial. We currently believe this level of working capital will not be sufficient to fund the operations until we start generating positive cash flow from operations in 2007 as to date, revenues have not materialized as anticipated. Therefore, we will be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. There can be no assurance we will be able to raise additional capital or issuance additional indebtedness, or if we do so that it will not be dilutive of existing shareholders.

 We have future contractual obligations for leases of our offices and for minimum future royalty payments related to a software licensing agreement with a third party. This software is being utilized as a component of our own proprietary software. We also have entered into several purchase commitments with various telecommunication companies for the provisioning of bandwidth, which is resold by Global Capacity. The following table summarizes our future contractual obligations for both continuing and discontinuing operations as of March 31, 2007:

For the years ended December 31,	Operating Leases	Capital Leases	Debt Obligations	Minimum Royalty Payments
Remaining nine of 2007	$846,248	43,798	11,619,646	$225,000
2008	769,378	36,880	932,089	150,000
2009	237,463	5,121	8,255,039	—
2010	221,864	—	50,793	—
2011	97,009	—	32,820	—
Thereafter	—	—	62,905	—
Total contractual obligations	$2,171,962	85,799	$20,953,292	$375,000

The above table does not include two $3.0 million dollar earn-out payments related to our acquisition of Global Capacity in December 2006. Both payments are based upon achieving certain revenue and gross margin targets over the next two years. The first $3.0 million payment is due in cash and payable in October 2008 and the second $3.0 million payment is payable either through the issuance of our common stock (based on the fair market value of our common stock as of the relevant pay out period) or in cash or a combination of the two at our discretion in October 2009. The Company will record any such payments as additional consideration as compensation in the period the revenue objectives have been met. Included in Debt Obligation for 2007 is $8.8 million of principal and interest due under our senior debt facility, which is due in full in July of 2008.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of March 31, 2007, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure.

Changes in Internal Control Over Financial Reporting

No changes in our internal control over financial reporting have come to management’s attention during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting in addition to those described above. Review and evaluation of disclosure controls and procedures is an ongoing process that we will continue to refine as we perform quarterly evaluations.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered securities issued during the quarter ended March 31, 2007 have been disclosed in our previous 8-K filings.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page XX of this Report.

 SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C Shutt Patrick C. Shutt, Chief Executive Officer

/s/ Darin P. McAreavey Darin P. McAreavey, Chief Financial and Accounting Officer

Dated: May 21, 2007

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	By-laws of Capital Growth Systems, Inc. (1)

10.1	Employment Agreement by and between Robert A. Pollan and the Company, dated February 5, 2007. (4)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 10QSB for the quarter ended September 30, 2006 filed with the Commission on November 20, 2006 (SEC File No. 0-30831)

(4)	Incorporated by reference to Form 8-K filed February 9, 2006 (file No.0-30831)