Form 10KSB/A
period 2006-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-07-02
CIK 1116694

Form 10KSB/A

CAPITAL GROWTH SYSTEMS INC /FL/ - CGSY

Filed: July 2, 2007 (period: December 31, 2006)

Amendment to a previously filed 10KSB

Table of Contents

PART I

Item 14  Principal Accountant Fees and Services

SIGNATURES

EX-31.1 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-31.2 (Certifications required under Section 302 of the Sarbanes-Oxley Act of 2002)

EX-32 (Certifications required under Section 906 of the Sarbanes-Oxley Act of 2002)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A
Amendment No. 3

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

EXPLANATORY NOTE

This Amendment No. 3 to Annual Report on Form 10-KSB/A (this "Amendment") is being filed by Capital Growth Systems, Inc. (the "Company") in order to provide information contained in Item 14. “Principal Accountant Fees and Services” to our Form 10-KSB filed on April 20, 2007.

Item 14. Principal Accountant Fees and Services

(a)	Audit Fees

The aggregate audit fees billed by Plante Moranin in 2006 totaled $163,827. The aggregate fees billed in 2006 and 2005 by our previous independent registered public accountants, Russell Bedford Stefanou Mirchandani LLP, totaled $22,725 and $30,407, respectively. On January 3, 2006, we dismissed Russell Bedford.

(b)	Audit-Related Fees

None.

(c)	Tax Fees

None.

(d)	All Other Fees

None.

(e)	Audit Committee Pre-Approval Policy

Our audit committee has reviewed and approved all of the fees charged by our independent registered public accountants, The audit committee concluded that all services rendered during the years ended December 31, 2006 and 2005, by our independent registered public accountants were consistent with maintaining their respective independence.  As a matter of policy, we will not engage our primary independent registered public accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full committee at its next regular meeting.  The policy also includes limits on hiring partners of, and other professionals employed by, our independent registered public accountants to ensure that the SEC’s auditor independence rules are satisfied. Under the policy, the audit committee must pre-approve all services provided by our independent registered public accountants and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees and other fees with specific dollar value limits for each category of service. .  The audit committee will also consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.  Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

(f)	Percentage of fees in items (b) - (d) approved by the audit committee.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt Chief Executive Officer

/s/ Darin P. McAreavey
Darin P. McAreavey, Chief Financial and Accounting Officer

Dated: July 2, 2007