Form 10QSB
period 2007-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2007-11-19
CIK 1116694

Form 10QSB CAPITAL GROWTH SYSTEMS INC /FL/ - CGSY Filed: November 19, 2007 (period: September 30, 2007) Quarterly report filed by small businesses

Form 10QSB CAPITAL GROWTH SYSTEMS INC /FL/ - CGSY Filed: November 19, 2007 (period: September 30, 2007) Quarterly report filed by small businesses

Table of Contents

PART I

FINANCIAL INFORMATION
Item 1.	Financial Statements	3

PART I

- FINANCIAL INFORMATION
Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis or Plan of Operation	30
Item 3.	Controls and Procedures	35

PART II

- OTHER INFORMATION
Item 1.	Legal Proceedings	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	35
Item 3.	Defaults Upon Senior Securities	35
Item 4.	Submission of Matters to a Vote of Security Holders	35
Item 5.	Other Information	36
Item 6.	Exhibits	36
SIGNATURES		37
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

For the quarterly period ended September 30, 2007

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

Yes  ☒   No ☐

As of November 9, 2007, the issuer had outstanding 72,293,367 shares of its $0.0001 par value common stock and had 18,068,707 shares issuable.

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

On June 25, 2007, the Company’s Common and all Series of Preferred Stockholders voted in favor to increase the number of authorized Common shares from 25,000,000 to 350,000,000. This resulted in the automatic conversion of all outstanding Series of Preferred Stock into shares of the Company’s Common. Therefore, any reference contained herein to any outstanding shares of any Series of Preferred Stock is now Common Stock. Shares of Common Stock outstanding prior to this conversion totaled 21,710,880. After the conversions, the total share count of Common Stock totaled 71,263,594. In addition, all outstanding warrants and stock options are now all issuable upon exercise into the Company’s Common Stock.

CAPITAL GROWTH SYSTEMS, INC.

Interim Consolidated Condensed Financial Statements
(Unaudited)

September 30, 2007

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
ASSETS	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$742,693	$1,203,819
Accounts receivable, net	1,566,583	1,592,110
Prepaid expenses	389,209	474,781
Other current assets	16,834	41,811
Current assets of discontinued operations	2,395,994	2,429,677
Total Current Assets	5,111,313	5,742,198
Fixed assets, net	2,613,570	3,915,820
Intangible assets, net	8,613,833	9,493,179
Goodwill	12,513,090	12,513,090
Other assets	80,260	38,508
Long-term assets of discontinued operations	1,215,577	5,677,953
TOTAL ASSETS	$30,147,643	$37,380,748

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$8,145,987	$21,200,138
Current maturities of obligations under capital leases	38,162	42,872
Accounts payable	3,686,557	1,429,882
Accrued expenses	3,029,307	3,352,806
Deferred revenue, current portion	615,029	608,461
Current liabilities of discontinued operations	4,697,436	7,378,404
Total Current Liabilities	20,212,478	34,012,563
Deferred revenue, net of current portion	52,314	112,222
Long-term portion of debt	2,862,845	738,607
Long-term portion of obligations under capital leases	13,351	38,653
Long-term liabilities of discontinued operations	369,871	570,587
Total Liabilities	23,510,859	35,472,632
SHAREHOLDERS' EQUITY
Common Stock, $.0001 par value, 350,000,000 authorized; 72,293,367 issued and outstanding Common Stock at September 30, 2007. 25,000,000 authorized; 17,115,754 issued and outstanding at December 31, 2006. 0 and 3,899,315 shares were issuable at September 30, 2007 and December 31, 2006, respectively.	7,229	2,101
Additional paid-in capital	57,512,143	24,519,495
Accumulated other comprehensive loss	(71,361)	(48,904)
Accumulated deficit	(50,811,227)	(22,564,576)
SHAREHOLDERS' EQUITY	6,636,784	1,908,116
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$30,147,643	$37,380,748

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues
Networks and circuits	$2,482,075	$89,260	$7,155,049	$89,260
Services	1,647,574	—	4,749,443	—
Software	239,983	—	691,796	—
Total revenues	4,369,632	89,260	12,596,288	89,260
Cost of goods sold
Networks and circuits	1,664,325	—	5,232,086	—
Services	554,801	—	1,744,111	—
Software	—	—	—	—
Total cost of goods sold	2,219,126	—	6,976,197	—
Gross margin	2,150,506	89,260	5,620,091	89,260
Operating expenses
Compensation	4,005,415	104,716	12,478,190	104,716
Depreciation and amortization	879,379	599	2,594,132	599
Other operating expenses	1,914,929	33,227	5,038,886	33,227
Total operating expenses	6,799,723	138,542	20,111,208	138,542
Operating loss from continuing operations	(4,649,217)	(49,282)	(14,491,117)	(49,282)
Interest expense	3,118,704	18,129	8,271,941	18,129
Loss from continuing operations	(7,767,921)	(67,411)	(22,763,058)	(67,411)
Loss from discontinued operations, net of tax	(4,649,075)	(3,299,070)	(5,483,593)	(4,712,040)
Net loss	(12,416,996)	(3,366,481)	(28,246,651)	(4,779,451)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	—	—	(20,424,432)	—
Net loss applicable to Common shareholders	$(12,416,996)	$(3,366,481)	$(48,671,083)	$(4,779,451)
Net loss per share applicable to Common shareholders:
Loss from continuing operations	$(0.11)	$—	$(1.09)	$—
Loss from discontinued operations	(0.06)	(0.18)	(0.14)	(0.27)
Net loss applicable to Common shareholders	$(0.17)	$(0.18)	$(1.23)	$(0.27)
Average shares outstanding	71,858,652	19,065,412	39,585,664	17,737,537

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Translation Adjustment	Total Equity	Comprehensive loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116
Issuance of Common Stock	695,811			70		326,387			326,457
Issuance of Series AA Preferred Stock		20,635			2	17,930,608			17,930,610
Beneficial conversion feature related to Junior Secured Subordinated debt						3,010,451			3,010,451
Issuance of Series AA Preferred Stock warrants						9,182,990			9,182,990
Deemed Dividend related to the issuance of convertible Series AA Preferred Stock warrants						(9,182,990)			(9,182,990)
Beneficial conversion of Series AA Preferred Stock						11,241,442			11,241,442
Deemed Dividend related to the conversion of Series AA Preferred Stock to Common Stock						(11,241,442)			(11,241,442)
Conversion of Preferred Stock to Common Stock	49,552,714	(20,635)	(2,516)	4,955	(2)	(4,953)			—
Stock warrants issued for debt issuance						6,018,111			6,018,111
Stock issued as penalty for failure to register	1,029,773			103		631,053			631,156
Stock-based compensation expense						5,080,991			5,080,991
Foreign translation adjustment								(22,457)	(22,457)	$(22,457)
Net loss for the nine months ended September 30, 2007							(28,246,651)		(28,246,651)	(28,246,651)
Balance, September 30, 2007	72,293,367	—	—	$7,229	$—	$57,512,143	$(50,811,227)	$(71,361)	$6,636,784	$(28,269,108)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Net cash (used in) continuing operating activities	$(7,173,562)	$(67,411)
Net cash (used in) discontinued operating activities	(4,973,629)	(1,166,582)
Net cash (used in) operating activities	(12,147,191)	(1,233,993)

Net investing cash flows (used in) continuing operations	(454,287)	—
Net investing cash flows provided by discontinued operations	3,844,560	(260,361)
Net cash provided by (used in) investing activities	3,390,273	(260,361)

Net cash provided by financing activities from continuing operations	8,821,535	—
Net cash provided by (used in) financing activities from discontinued operations	(503,286)	1,402,149
Net cash provided by financing activities	8,318,249	1,402,149

Effect of exchange rate changes on cash and equivalents	(22,457)	—
(Decrease) in Cash and Cash Equivalents	(461,126)	(92,205)
Cash and Cash Equivalents - Beginning of Period	1,203,819	436,842
Cash and Cash Equivalents - End of period	$742,693	$344,637

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest for continuing operations	$1,371,749	—
Cash paid for interest for discontinued operations	$52,492	$283,136
Cash paid for income taxes for continuing operations	$18,443	—
Cash paid for income taxes for discontinued operations	$14,130	$2,446
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Conversion of short-term bridge notes into preferred stock	$3,190,831	—
Conversion of mandatory convertible notes into preferred stock	$1,394,964	—
Conversion of short-term bridge notes to new junior secured notes	$5,388,438	—
Issuance of stock for acquisitions	—	$5,303,068
Issuance of stock for consulting services	—	$135,000
Stock-based compensation expense	—	$1,395,080
Issuance of warrants for consulting services	—	$45,691
Conversion of short-term bridge notes to new junior secured notes	—	$1,887,976

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC.
Notes to Interim Consolidated Condensed Financial Statements
September 30, 2007 (Unaudited)

NOTE 1 - Organization and Basis of Presentation

The accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, Nexvu Technologies, LLC (“Nexvu”), Frontrunner Network Systems Corp. (“Frontrunner”), CentrePath, Inc. (“CentrePath”), Global Capacity Group, Inc. (“GCG”), 20/20 Technologies, Inc. (“20/20”) and its wholly-owned subsidiary, Magenta net Logic (“Magenta”). During the first quarter of 2007, the Company determined both Frontrunner and Nexvu met the definition of discontinued operations as prescribed in Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) and the financial results of these two entities are presented as discontinued operations for the three and nine-month periods ended September 30, 2007 and 2006 (see Note 3 - Discontinued Operations, for further discussion). Except where necessary to distinguish the entities, CGSI, CentrePath, GCG, 20/20 and Magenta are referred to as the “Company.” All intercompany accounts have been eliminated in consolidation.

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

Acquisition of 20/20 Technologies

On September 8, 2006, the Company entered into an Agreement and Plan of Merger (the “20/20 Merger Agreement”) with 20/20 Technologies, Inc., a Delaware corporation (“20/20”). Pursuant to the terms of the 20/20 Merger Agreement, the Company agreed to acquire all of the capital stock of 20/20 in exchange for certain cash, stock consideration and the assumption of certain indebtedness. The Company and 20/20 effected the transaction through a reverse triangular merger, whereby a subsidiary established for the purpose of merger was merged with 20/20 and 20/20 was the surviving corporation (the “Merger”).

The aggregate consideration paid to 20/20 in connection with the Merger was $8.7 million, comprised of debt refinanced in the amount of $3.5 million and stock valued at $5.2 million. The stock consideration consisted of 3,899,315 shares of the Company's common stock, par value of $0.0001 (“Common Stock”) and 2,516.10 shares of the Company's Series B preferred stock, par value $.0001 (the “Series B Preferred Stock”, and collectively with the shares of Common Stock, the “Transaction Shares”). The value of the Transaction Shares was based on the average closing price of the Company's Common Stock for the ten trading days immediately preceding the Closing Date and was equal to $0.68 per share. The Series B Preferred Stock, by its terms, converted into an additional 3,700,147 shares of Common Stock on June 25, 2007, with the Common Shareholder approval of increasing the number of authorized shares of Common Stock from 25,000,000 to 350,000,000. All of the Transaction Shares have been released to the former shareholders of 20/20.

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

Acquisition of CentrePath

On November 22, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with CentrePath, Inc., a Delaware corporation (“CentrePath”) pursuant to which CentrePath merged with and into a subsidiary of the Company established for that purpose. The merger consideration to be paid to the CentrePath stockholders was a cash amount equal to $6.8 million, subject to a post-closing net working capital adjustment. On November 30, 2006, the Company consummated the acquisition of CentrePath. Pursuant to the Merger Agreement, an additional payment of $750,000 related to the post-closing net working capital adjustment was agreed to, bringing the total amount of the merger consideration to $7.5 million. The additional payment due was recorded in accrued expenses at December 31, 2006 and paid during the three months ended March 31, 2007.

As part of this Merger, the Company borrowed the $7.9 million original principal amount in November 2006 with $6.8 million of the proceeds used toward the purchase of CentrePath and the balance of the proceeds used for working capital, which loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007 (see Note 8 - Shareholders’ Equity). In connection with the funding of this loan, the Company issued warrants to purchase 2,261.27261 shares of Series AA Preferred Stock (representing 3,925,000 shares of Common Stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to Common Stock basis). Due to the June 2007 amendment to the Company’s Articles of Incorporation to increase its authorized Common Stock, the warrants issued in connection with the loans became exercisable to purchase Common Stock.

The Company hired a third-party independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the date of the acquisition of CentrePath. Under the purchase method of accounting, the total consideration as shown in the table below was allocated to CentrePath's tangible and intangible assets and liabilities based on their fair values as of the date of completion of the CentrePath acquisition. The consideration is allocated as follows:

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

Acquisition of Global Capacity

Effective December 12, 2006, the Company consummated the acquisition of Global Capacity Group, Inc. (“GCG”) pursuant to which GCG became a wholly-owned subsidiary of the Company. The aggregate cash consideration paid at closing in connection with the merger was $5.3 million. The former Global Capacity Group, Inc. stockholders were entitled to additional contingent consideration after the second and third anniversary dates of the merger, if certain revenue and profitability thresholds were reached by GCG after the merger. The parties agreed to various revenue and gross margin combinations that could have resulted in additional consideration of an amount between $1.5 million and $3.0 million on each of the second and third anniversary dates. The Company required the Executives to be employed in order to receive any such additional consideration payments. Therefore, any additional payments or stock issued related to the contingent consideration was to be recorded as compensation in the Company's Statement of Operations in the period it was earned. The revenue thresholds ranged between $9 million and $13.4 million and the gross profit thresholds range between 27.5% and 30% of revenue. Any additional consideration to be paid on the second anniversary date was to be paid in cash. Contingent consideration on the third anniversary date may have been paid in cash or CGSI Common Stock at the Company's discretion. Ultimately, on October 31, 2007, separation agreements were reached with the former owners and all claims to potential earn-out payments were released in exchange for a lump sum payment of $350,000. This amount, which has been paid, was accrued and is included as compensation in the period ended September 30, 2007.

The Company established a tranche of up to $5.5 million of 60-day bridge notes that it was issuing pursuant to a Global Bridge Note Purchase Agreement dated as of December 11, 2006, by and among the Company and various lenders party thereto, to provide the cash necessary to fund the purchase of Global Capacity Group, Inc. ($5.3 million) plus an additional amount of up to $200,000 for general working capital purposes. Each bridge note bore interest at 8% per annum and was secured by a collateral pledge of the stock of Global Capacity Group, Inc. as well as a junior security interest in the assets of the Company. In addition, for each $1.0 million of bridge notes funded the lenders received a detachable warrant to purchase up to 225.00225 shares of Series AA Convertible Preferred Stock of the Company, which by their terms were convertible into 500,000 shares of Common Stock upon the authorization of the underlying Common Stock and with the warrants exercisable on or before December 31, 2009 at an as-converted to Common Stock purchase price of $0.45 per share. The certificate of designations for the Series AA Convertible Preferred Stock provides that the Series AA Convertible Preferred Stock will automatically convert to Common Stock once the articles of incorporation for the Company are amended to authorize the issuance of not less than 200,000,000 shares of Common Stock. This amendment to the articles occurred in June 2007. On December 11, 2006, an aggregate of $4.7 million of bridge notes were issued. The balance of the merger consideration was provided by available cash from the Company. During the three months ended March 31, 2007, approximately $2.9 million of the principal and accrued interest related to the bridge notes was extended and became part of the Company's new junior secured facility (see Note 5 - Debt, for further discussion) and the remaining balance of $1.8 million was repaid. There was no further obligation related to the bridge notes outstanding as of September 30, 2007.

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

Cash		$5,300,000
Professional fees		150,000
Total consideration		$5,450,000
Assets and liabilities acquired/assumed
Accounts receivable	415,481
Prepaid expenses and other assets	52,451
Property and equipment, net	192,002
Cash overdraft	(26,879)
Accounts payable	(364,575)
Accrued expenses	(303,917)
Notes payable	(75,398)
Capital lease	(28,370)
Net liabilities assumed		(139,205)
Identifiable intangible assets		3,640,000
Goodwill		1,949,205
Total		$5,450,000

The Company valued the identifiable intangible assets acquired using an appraisal. Identifiable intangible assets consist of:

	Fair Value	Useful Life	Annual Amortization
Developed technology	$1,070,000	5 years	$214,000
Trade name	210,000	3 years	70,000
Retail customer base	2,210,000	10 years	221,000
Wholesale customer base	150,000	6 years	25,000
	$3,640,000		$530,000

The amount allocated to goodwill is not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisition of 20/20, CentrePath and Global Capacity had occurred as of January 1, 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net revenues	$4,369,632	$4,773,018	$12,596,288	$13,908,592
Net loss applicable to Common Shareholders	$(12,416,996)	$(6,065,152)	$(48,671,083)	$(11,562,916)
Net loss per share:
Basic and diluted	$(0.17)	$(0.21)	$(1.23)	$(0.64)
Weighted average shares outstanding:
Basic and diluted	71,858,652	22,964,727	39,585,664	21,636,852

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

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management's assessment of the collectibility of existing specific accounts. Total reserve for uncollectible accounts was $24,000 and $64,000 as of September 30, 2007 and December 31, 2006, respectively. The Company's policy is to write off accounts receivable balances once management has deemed them to be uncollectible.

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

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which incorporates Emerging Issues Task Force Issue No. 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

Both SOP 97-2 and SAB 104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP 97-2. Under this method, the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license under the “residual method” of accounting as prescribed in SOP 97-2.

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

The Company also earns sales revenue from providing its customers ongoing access to broadband data services and from the installation of those services. Ongoing services are billed in advance and the installation of those services is billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

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

Comprehensive Loss

Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and displaying of comprehensive income, its components and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive loss be reported in a financial statement that is displayed with the same prominence as other financial statements. The following is the Company's comprehensive loss for the three and nine-month periods ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Net loss	$(12,416,996)	$(3,366,481)	$(28,246,651)	$(4,779,451)
Exchange translation loss	(11,400)	(2,503)	(22,457)	(2,503)
Comprehensive loss	$(12,428,396)	$(3,368,984)	$(28,269,108)	$(4,781,954)
Basic and diluted Comprehensive loss per share	$(0.17)	$(0.18)	$(0.71)	$(0.27)
Weighted average shares outstanding:
Basic and diluted	71,858,652	19,065,412	39,585,664	17,737,537

Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted Statement of Financial Accounting Standards No. 123R, Share-Based Payments (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R resulted in the recognition of stock-based compensation expense during the three and nine-month periods ended September 30, 2007 of $1.0 million and $5.1 million, respectively, compared to $1.3 million and $1.4 million, respectively, for the same periods in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18); and Emerging Issues Task Force Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company's Common Stock or warrants to purchase shares of the Company's Common Stock. These shares or warrants generally are fully vested, nonforfeitable and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Income Taxes

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

The Company, including any of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. Based on its evaluation, the Company has concluded that there are no significant unrecognized tax benefits. The Company's evaluation was performed for the tax years ended December 31, 2003, 2004, 2005 and 2006, the tax years that remain subject to examination by major tax jurisdictions as of September 30, 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next 12 months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

Loss per Share

Basic and diluted net loss per share information is presented under the requirements of Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128). Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants in the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of September 30, 2007, there were 18,974,557 (see Note 4 - Stock-Based Compensation) stock options and 82,151,796 (see Note 6 - Stock Warrants) stock warrants outstanding that could be converted into potential common shares. The Company also has outstanding a Junior Secured Facility (see Note 5 - Debt) which contains a conversion feature into shares of Common Stock. Based on the Company's ten-day trailing closing market price, these notes had the potential to convert into 19,263,026 of additional common shares as of September 30, 2007. On June 25, 2007, the Company’s shareholders approved an increase in the number of authorized common shares from 25,000,000 to 350,000,000, resulting in the conversion of all series of preferred stock into Common Stock. At that date, the Company had a total of 2,516.10 and 20,634.53 shares of Series B and Series AA Convertible preferred stock that converted into 3,700,147 and 45,852,567 shares of Common Stock, respectively. The Company also had outstanding warrants to purchase 2,020.756 Series A preferred stock, which was now convertible into 2,245,262 shares of Common Stock upon exercise.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is not amortized. Goodwill is tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. Impairment testing for goodwill is done at a reporting unit level. Reporting units are one level below the business segment level, but can be combined when reporting units within the same segment have similar economic characteristics. The Company has determined that there are three reporting units, of which two are being reported as discontinued operations (see Note 3 - Discontinued Operations). There have been no current events or circumstances that would indicate an impairment of goodwill exists in the continuing units. In connection with tentative offers for Frontrunner, the Company reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million as of September 30, 2007. Frontrunner's goodwill had previously been reclassified as part of reporting this entity as a discontinued operation. There were no other changes in the carrying amount of goodwill for the nine-month period ended September 30, 2007.

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets that are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (asset group) may not be recoverable. The Company has determined that no material impairments existed as of September 30, 2007 with respect to the continuing units. In connection with its ongoing assessment of the future prospects of Frontrunner, the Company reassessed the carrying amount of that unit’s intangible assets and wrote-down the balance of $1.8 million to $650,000 as of September 30, 2007. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded is calculated by the excess of the asset's carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. The acquired intangible assets by major intangible asset class as of September 30, 2007 were as follows:

	Acquired Value	Amortization Period in Years
Developed technology	$5,795,400	5 to 11
Trade names	350,000	3
Customer base	3,560,000	6 to 10
	$9,705,400	9.08 weighted average years

Gross carrying amounts and accumulated amortization of the acquired other intangibles were as follows for each major intangible asset class:

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed technology	$5,795,400	$(632,094)	$5,163,306
Trade names	350,000	(99,089)	250,911
Customer base	3,560,000	(360,384)	3,199,616
	$9,705,400	$(1,091,567)	$8,613,833

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Balance
Developed technology	$5,795,400	$(141,221)	$5,654,179
Trade names	350,000	(13,889)	336,111
Customer base	3,560,000	(57,111)	3,502,889
	$9,705,400	$(212,221)	$9,493,179

Amortization expense for the nine-month periods ended September 30, 2007 and 2006 related to the acquired intangible assets was $879,346 and $0, respectively.

Estimated amortization expense for other acquired intangible assets is as follows for the years ending December 31:

Remaining 3 months of 2007	$291,759
2008	1,195,844
2009	1,184,255
2010	1,079,178
2011	1,067,452
Thereafter	3,795,345
Total	$8,613,833

Segment Information

Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segments. During the first quarter of 2007, the Company completed the process of identifying which of the seven entities' operations were core to its overall Telecom Integrator business model. As a result, the Company determined that all operations were core to this business model, except Nexvu and Frontrunner and therefore made a decision to divest from these business activities (see Note 3 - Discontinued Operations). The Company's management team views the remaining combined operations of 20/20 Technologies, CentrePath, Inc., Global Capacity and Capital Growth Systems, Inc. (the parent holding company) as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

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

Going Concern

As of September 30, 2007, the Company's current liabilities exceeded its current assets by $15.6 million. Included in the current liabilities is approximately $8.2 million of current maturities of long-term debt and capital leases payable, which is net of approximately $840,000 of unamortized discounts associated with the fair value assigned to the warrants issued with the senior secured facility. This debt reflects indebtedness to its senior debt holder, Hilco Financial, LLC, and pre-existing balances assumed from the acquisition of 20/20. Cash on hand at September 30, 2007 was $543,000 (not including $200,000 restricted for outstanding letters of credit) and the Company's borrowing capacity under the line of credit with Hilco totaled $1.3 million. The Company has incurred net losses from both continuing and discontinued operations of $28.2 million and $12.4 million for the nine-month periods ended September 30, 2007 and 2006, respectively. Additionally, cash used in operating activities was $11.6 million and $1.2 million during the nine-month periods ended September 30, 2007 and 2006, respectively. The Company’s financial operating performance for the year to date was not in compliance with the financial covenants established with its senior debt holder. Hilco has provided the Company with a waiver related to this non-compliance (see Note 5 - Debt, for further discussion). However, if the Company is not able to improve its financial performance, there can be no assurance Hilco will provide additional waivers in the future for non-compliance.

The Company's net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. On January 19, 2007, the Company successfully completed the initial closing of new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrant coverage and the Company concluded the offering on April 9, 2007, at which time an aggregate of approximately $22.4 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing, the Company raised approximately an additional $14.2 million of debt financing pursuant to a line of credit established with Hilco (initial draw of $7.0 million), a secured subordinated term loan from a small number of individuals and a short-term bridge financing, bringing aggregate debt and equity funding to approximately $37 million. This capital raise allowed the Company to reduce existing indebtedness and fund its current working capital needs. However, the Company continues to utilize cash to fund its current operations. The Company's cash balance as of November 9, 2007, combined with the ability to draw against a line of credit with Hilco totaled $1.3 million. The Company now believes this level of working capital will not be sufficient to fund its operations until it expects to start generating positive cash flow, as the timing of certain revenues did not materialize as anticipated. Therefore, the Company will be forced to raise additional capital through either the issuance of new equity or increase its debt load, or a combination of both (see Note 10 - Subsequent Events, for further discussion). Although the Company is currently in negotiations with several lending and financial institutions, there can be no assurance that it will be successful in raising additional capital or issuing additional indebtedness, or that any such raise may not be dilutive to existing shareholders.

Reclassifications

Certain amounts previously reported have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position and results of operations.

Note 3 - Discontinued Operations

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company's overall Telecom Integrator strategy and therefore made the decision to dispose of these two entities. Since the beginning of the year, the Company has been actively marketing the two companies and is currently in final negotiations for the sale of both entities. Development activity at Nexvu was ended effective September 30, 2007 and shut down costs of $160,000 have been accrued at that date to cover any residual costs, including severance and liquidation of fixed assets. In accordance with Statement of Financial Accounting Standards No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), the Company has classified both of these entities as discontinued operations for the financial statements presented herein. Revenues for the nine-month periods ended September 30, 2007 and 2006 were $7.3 million and $10.8 million, respectively. The loss from discontinued operations for the nine-month periods ended September 30, 2007 and 2006 were $5.5 million and $4.7 million, respectively. The discontinued operations assets and liabilities were as follows:

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
Current assets of discontinued operations
Accounts receivable, net	$1,420,456	$1,194,639
Inventory, net	897,042	1,115,753
Prepaid expenses	71,207	74,934
Other current assets	7,289	44,351
Total current assets of discontinued operations	2,395,994	2,429,677

Long-term assets of discontinued operations
Fixed assets, net	558,590	834,651
Software licensing fee, net	—	10,244
Intangible assets, net	653,973	2,255,327
Goodwill	—	2,565,543
Other assets	3,014	12,188
Total long-term assets of discontinued operations	1,215,577	5,677,953
Total assets from discontinued operations	$3,611,571	$8,107,630

Current liabilities of discontinued operations
Current maturities of long-term debt	$408,129	$2,947,562
Accounts payable	1,010,799	1,244,435
Accrued expenses	1,413,753	1,318,939
Deferred revenue, current portion	1,410,469	1,394,373
Advance billings	354,668	321,045
Warranty reserve	99,618	152,050
Total current liabilities of discontinued operations	4,697,436	7,378,404

Long-term liabilities of discontinued operations
Long-term portion of debt	369,871	570,587
Total liabilities of discontinued operations	$5,067,307	$7,948,991

Net assets of discontinued operations	$(1,455,736)	$158,639

Note 4 - Stock-Based Compensation

2003 Stock Option Plan

In December 2003, the Company adopted the 2003 Long-Term Incentive Plan for key employees and other persons providing assets or services. The 2003 Plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. The Company considers its option program a core component of its operating productivity. A total of 2,285,000 restricted shares of Common Stock, stock options or other equity-based compensation units can be issued under the plan. As of September 30, 2007, the Company has issued and outstanding 1,424,557 stock options under the plan, net of forfeitures.

Executive Stock Option Agreements

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, as amended, the Company granted its former CEO an option to acquire 1,496,993 shares of Common Stock of the Company at a strike price equal to the closing price of the Company's Common Stock as of that date ($.70 per share). On September 8, 2006, the Company amended this option agreement and increased the grant by 303,007 shares, also at an exercise price of $.70 per share. Additionally, in conjunction with the acquisition of 20/20, the Company's Chief Executive Officer and the Company's President were each granted options to acquire 1,500,000 shares of Common Stock of the Company at $.70 per share. In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 shares of Common Stock to its Chief Operating Officer and its Chief Financial Officer at a price of $.98 and $.92, respectively. In accordance with the terms of each of these option agreements (i) 25% of such options vested upon execution of the Agreement and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. In accordance with the terms of the former CEO’s employment agreement, approximately 1,350,000 shares immediately vested on his separation date of May 18, 2007. In total, 3,500,000 of stock options are vested under these agreements, as amended.

Employee Stock Option Agreements

On February 5, 2007, March 5, 2007 and May 2, 2007, pursuant to separate Board resolutions, the Company granted options to employees to acquire 400,000, 1,950,000 and 2,870,000 shares of Common Stock of the Company at strike prices of $0.98, $0.92 and $0.85, respectively. Of the stock options granted on May 2, 2007, 750,000 provided for immediate vesting, while all the remaining grants had vesting terms contained within each stock option agreement of (i) 25% of such options vest upon execution of the Agreement and (ii) 25% shall thereafter vest on the yearly anniversary of the Agreement over the next three (3) years. Accordingly, 1,831,250 of stock options are vested under these three agreements as of September 30, 2007.

Executive Performance Option Agreement

Under employment agreements with the four current officers and one former senior executive of the Company, there are 4,300,000 options to acquire Common Stock of the Company at a price ranging between $.70 and $.98. Approximately 3,000,000 options were issued during 2006 and 1,300,000 were issued during the first quarter of 2007. All options are subject to vesting restrictions. These performance option agreements are designed to deliver and attain certain revenue objectives and approximately 3,300,000 will vest on the following basis: upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the realization by the Company of achieving a “Target MRR (monthly recurring revenue),” which means the sum of the Base Amount plus $3.5 million of monthly recurring revenue for a period of at least 90 days on or before April 1, 2009. For purposes of defining the Base Amount, this is equal to monthly recurring revenue with respect to the maintenance contracts and the installed circuits for Frontrunner Networks Systems Corporation and for Global Capacity Group, respectively. In accordance with the terms of the former CEO’s employment agreement, approximately 1,066,000 shares immediately vested on his separation date of May 18, 2007. As of September 30, 2007, no other stock options have vested under these agreements.

Employee Performance Option Agreements

Under the terms of the stock option agreements approved by the Board on March 5, 2007, a total of 3,000,000 options were granted to certain employees to acquire Common Stock of the Company at a price of $0.92. All options are subject to vesting restrictions. The vesting requirements are conditional upon these employees achieving specific key objectives as outlined in their respective performance option agreements. The vesting requirements include delivering new revenue, creating value within their organization and/or achieving executive performance targets as outlined above. As of September 30, 2007, none of the options has vested under these agreements.

The following table summarizes the activity under the 2003 stock option plan and other stock grants for January 1, 2007 to September 30, 2007:

Options Outstanding:	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price Per Share
January 1, 2007	9,324,557	$0.70 - 1.35	$0.81
Granted	10,320,000	0.85-0.98	0.91
Terminated	(670,000)	—	(0.98)
September 30, 2007	18,974,557	0.70-1.35	0.86

Vested Shares:
Vested, September 30, 2007	7,790,216	0.70-1.35	0.87

The aggregate intrinsic value for options vested and outstanding as of September 30, 2007 totaled $0 and the weighted average remaining contractual life of those options was 8.66 years.

As of September 30, 2007, $5.0 million of compensation expense remained to be recognized on the stock options above, which include $2.9 million related to options under Performance Agreements. The expense will be recognized over 3 years. The Company has not recognized any deferred income tax benefit related to stock-based compensation due to its deferred tax asset being fully reserved.

The weighted average fair value per stock option issued during the nine months ended September 30, 2007 was $0.73.

		Weighted-
		Average
	Options	grant-date
Non-Vested Options	Outstanding	fair value
Balance, January 1, 2007	7,082,997	$0.52
Grants	10,320,000	0.73
Vested	(5,548,656)	(0.58)
Expirations	(670,000)	(0.98)

Balance, September 30, 2007	11,184,341	0.66

A summary of compensation expense recognized for the issuance of stock options for the three and nine-month periods ended September 30, 2007 and 2006 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Stock-based compensation costs included in:
Compensation	$1,007,160	$1,352,132	$5,080,991	$1,395,080
Total stock-based compensation costs	$1,007,160	$1,352,132	$5,080,991	$1,395,080

All stock awards granted by the Company have an exercise based on either the 10-day trailing average closing price or the closing market value on date of grant of the underlying Common Stock.

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

NOTE 5 - Debt

Senior Secured Facility. On January 19, 2007, the Company closed the initial funding of $7.0 million of borrowings on an 18-month $12 million Senior Secured Facility issued to the Company by Hilco Financial, LLC. The Credit Agreement for the facility names the Company and its Magenta netLogic, Limited subsidiary as guarantors of the facility and the Company's remaining active subsidiaries (20/20 Technologies, Inc., 20/20 Technologies I, LLC, Nexvu Technologies, LLC, Frontrunner Network Systems Corporation, CentrePath, Inc. and Global Capacity Group, Inc.) as co-borrowers. The Credit Agreement provides for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It requires the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7%, and has a $250,000 prepayment penalty until the last 30 days of the facility. There is a $3,000 per month collateral management fee, a 0.5% per month unused line fee and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay Hilco a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the facility. As of September 30, 2007, the Company's borrowing capacity was $1.3 million. The Company accrued $300,000 during the first quarter of 2007 related to the initial issuance costs payable to Hilco in July 2007. The Company received a waiver from Hilco allowing for a 30-day grace period related to the payment of this fee, which was paid in the third quarter of 2007.

The Senior Secured Facility is secured by a blanket lien on all of the Company's assets and all of the assets of the Company's subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company's subsidiaries as additional collateral. The Credit Agreement prohibits junior encumbrances on the Company's assets with the exception of the Junior Secured Facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement includes a covenant limiting the Company's capital expenditures and the parties have agreed to establish additional loan covenants post closing. The Credit Agreement contains numerous affirmative and negative covenants customary for facilities of this nature, as well as certain post closing obligations. The Company had agreed to EBITDA covenants (earnings before interest taxes, depreciation and amortization and before non-cash stock compensation and warrant expense) with Hilco as follows (at least 75% of the amount must be achieved on a cumulative basis: Q1 2007 ($2.4) million; Q2 2007 ($2.6) million; Q3 2007 ($600,000); and Q4 2007 $3.1 million. Hilco and the Company also agreed to a covenant capping capital expenditures at $500,000 for 2007. Hilco agreed to waive the Company’s non-compliance related to the EBITDA covenant as of June 30 and September 30, 2007. The Company was in compliance with all other covenants under this debt agreement as of those dates.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to Hilco two warrants to purchase an aggregate of 1,125.0 shares of Series AA Preferred Stock (2,500,000 shares of Common Stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of Common Stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of Common Stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Hilco Agreement, a new five-year warrant to purchase up to 3.5 million shares of Common Stock at $0.15 was issued and the previously issued warrants were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution and registration rights.

Junior Secured Facility. On January 19, 2007, the Company entered into an agreement with a number of individuals and entities for the establishment of a Junior Secured Facility that permits the funding of up to $10.0 million of original principal amount of advances. At the closing, an initial $5.9 million of funds was provided pursuant to the facility. On both January 22, 2007 and June 15, 2007, the Company added $500,000 to the facility. In the third quarter of 2007, another $425,000 was funded, bringing the aggregate principal amount of the facility to $7.325 million as of September 30, 2007. All but $1.425 million of the funding of the facility to date was provided by the exchange of existing bridge loans for the issuance of new notes with respect to the facility (valued dollar for dollar against outstanding principal plus accrued interest of the bridge loans; including a bridge loan of $500,000 plus accrued interest funded to the Company by its then chief executive officer). The facility has a two-year term accruing simple interest at 12% per annum, with all principal and interest due on maturity.

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder's option into Series AA Preferred Stock (or following its conversion to Common Stock, then the conversion feature relates to Common Stock) at a price per share equal to a 20% discount to the average ten-day trading average for the Company's Common Stock as of the day immediately preceding the date of conversion, (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). In connection with the funding of Junior Secured Facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA Preferred Stock for each $100,000 of monies advanced, which represents 150,000 shares of Common Stock, on an as-converted basis, exercisable at $0.45 per share and expiring December 31, 2009. The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling (originally applicable to the facility based on a floor of $0.65 and ceiling of $1.25 per share) and floor for the conversion of loan amount to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 90.0009 shares of Series AA Preferred Stock (200,000 shares of Common Stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA Preferred Stock for each $100,000 of monies advanced (150,000 shares of Common Stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of September 30, 2007, the Company has issued warrants to purchase an aggregate of 11,432,658 shares of Common Stock. Shares of Common Stock are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described in Note 8 - Shareholders’ Equity.

The Junior Secured Facility is secured by a junior lien on the Company's assets and the assets of its subsidiaries, which is expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

Short-term Bridge Facility. In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of Common Stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. During the month, two of the Company’s directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000 in the aggregate, plus warrants to purchase an aggregate of up to 437,500 shares of Common Stock. The purchasers of these units agreed to extend the maturity date to November 30, 2007. The short-term bridge facility is unsecured.

The Company had previously entered into a series of bridge loans as summarized herein, all of which were either paid off, extended or converted under the terms of the Unit offering described in Note 8 - Shareholders’ Equity. These bridge loans included the following (all of the warrants issued in connection with these loans have registration rights comparable to those with respect to the Units offering):

20/20 Bridge Loan. The Company had borrowed approximately $6.0 million in original principal amount of monies simultaneous with or shortly following its purchase of 20/20 Technologies, Inc., which loans had been secured by a blanket lien on the assets of 20/20. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. The holders of these notes were issued warrants to purchase Series A Preferred Stock which are convertible into Common Stock at the rate of 37,500 shares for each $100,000 of funds advanced (2,245,263 shares of Common Stock, on an as-converted basis), exercisable on or before December 31, 2011, at $1,000 per share ($0.45 per share, on an as-converted to Common Stock basis), subject to a call in favor of the Company in the event that the closing price of the Company's Stock exceeds $4.00 per share for 30 consecutive days following the effectiveness of a registration statement registering the Common Stock underlying the warrants.

CentrePath Bridge Loan. The Company had borrowed approximately $7.9 million in original principal amount in November 2006 with approximately $6.8 million of the proceeds used toward the purchase of CentrePath, and the balance of the proceeds used for working capital, which loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 2,261.27 shares of Series AA Preferred Stock (representing 5,024,994 shares of Common Stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to Common Stock basis).

Global Bridge Loan. The Company had borrowed approximately $4.7 million in original principal amount in December 2006, which proceeds were (together with an additional $500,000 provided from working capital) used toward the purchase of Global Capacity. The principal and accrued interest with respect to these loans was secured by the stock of Global Capacity. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan the Company issued warrants to purchase 1,057.5105 shares of Series AA Preferred Stock (representing 2,350,000 shares of Common Stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to Common Stock basis).

Mandatory Notes. The Company issued an aggregate of approximately $3.7 million of Mandatory Notes through January 19, 2007, which by their terms were automatically converted to Units on the initial closing of the Units offering. In addition, each Mandatory Note holder was issued a warrant that was exercisable for 331.60 (rounded) shares of Series AA Preferred Stock, representing 20,000 shares of Common Stock (on an as-converted basis) or 736,868 shares of Common Stock in the aggregate. The warrants associated with this issuance are exercisable at $0.45 per share, on an as-converted basis, expire on December 31, 2009 and are callable by the Company. From January 22, 2007 through March 25, 2007, an aggregate of approximately $4.3 million of additional Mandatory Notes were issued (increased by another $104,000 thereafter through April 9, 2007), which were converted into Units of Series AA Preferred Stock and Warrants on the terms as described in Section above. In consideration for the funding of the Mandatory Notes, in addition to the conversion of the Mandatory Notes into Units (comprising a portion of the Units discussed in “Units Offering” above), warrants to purchase an additional 327.15327 shares of Series AA Preferred Stock (convertible into 727,000 shares of Common Stock) were issued to the Mandatory Note lenders for the funding through January 19, 2007, which was increased by the subsequent Mandatory Note issuances through March 25, 2007 to warrants for an additional 386.17946 shares of Series AA Preferred Stock (convertible into 858,168 shares of Common Stock) and again increased by the subsequent Mandatory Note issuances through April 9, 2007 to warrants for an additional 9.31514 shares of Series AA Preferred Stock (convertible into 20,700 shares of Common Stock). The warrants associated with this issuance are exercisable at $0.45 per share, on an as-converted to Common Stock basis, expire on December 31, 2011 and are callable by the Company.

Debt, as of September 30, 2007 and December 31, 2006, consists of the following:

September 30, 2007	December 31, 2006
Senior secured line of credit, with an outstanding balance of $8,283,879 at September 30, 2007, bearing interest at 15%, secured by all of the assets of Capital Growth Systems, Inc. and subsidiaries, due July 2008. The Company had $1.3 million additional borrowing capacity under this line-of-credit as of September 30, 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,500,000 shares of Common Stock (or equivalent) of the Company at an exercise price between $.45 and $.65 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $1,586,124 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of September 30, 2007, the balance of the debt due was reported net of an $840,438 discount. This facility was subject to waiver and amendment at October 31, 2007.
$7,443,441	—

Junior secured notes payable, with a face amount of $7,313,438, bearing simple interest at 12%, due January 2009. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 11,402,657 shares of Common Stock of the Company at an exercise price of $.45. The Company issued additional stock warrants as part of securing these notes, which allow the purchase of 267,788 shares of Common Stock of the Company at an exercise price between $.45 and $.65 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $4,288,520 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. In addition, the junior secured notes contained a conversion feature that was deemed beneficial to the holders, which resulted in an additional discount totaling $3,010,451. As of September 30, 2007, the balance of the debt due was reported net of a $4,961,087 discount.
2,352,351	—

Short-term bridge facility, with an outstanding balance of $350,000, authorized for issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of Common Stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. Using the Black-Scholes model, the company estimated the fair value of the warrants to be $129,437 and expensed the amount to interest as the notes were initially due September 30, 2007. The facility was funded in August 2007 and warrants to purchase an aggregate of up to 437,500 shares of Common Stock were issued. The purchasers of these units agreed to extend the maturity date to November 30, 2007. The short-term bridge facility is unsecured.
350,000	—

Secured short-term notes payable to various parties, with a face amount of $5,987,367 bearing interest at 18%, secured by all of the assets of 20/20 and Nexvu, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holders to purchase 4,787,137 shares of Common Stock (or equivalent) of the Company at an exercise price between $.45 and $.70 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $1,554,219 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $64,758 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8 -Shareholders’ Equity).
—	5,922,609

Secured short-term notes payable to various parties, with a face amount of $7,950,000 bearing interest at 8%, secured by all of the assets of CentrePath, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 4,925,000 shares of Common Stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $1,349,181 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $652,104 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8 - Shareholders’ Equity).
—	7,197,896

Secured short-term notes payable to various parties, with a face amount of $4,700,000 bearing interest at 8%, secured by all of the assets of Global Capacity Group, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,350,000 shares of Common Stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $810,077 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $540,051 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was either repaid, converted into the Junior secured note payable or converted into Series AA Preferred Stock (see Note 8 - Shareholders’ Equity).
—	4,159,949

Mandatory convertible promissory notes to various parties, with a face amount of $1,275,000 bearing interest at 8% per annum and mandatory convertible into the securities issued by the Company on the terms of the offering completed on January 19, 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 255,000 shares of Common Stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $149,887 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $131,151 discount. The remaining discount was recognized during the three months ended March 31, 2007, as the amount outstanding was converted into Series AA Preferred Stock (see Note 8 - Shareholders’ Equity).
	—	1,143,849

Promissory notes to US Bank bearing interest at the rate of 6.75%, secured by vehicles of Global Capacity Group. One of the notes requires monthly payments in the amount of $1,027 and expires in September 2010 and the other note requires monthly payments in the amount of $873 and expires in October 2010. The obligation to make payments on these notes and the related vehicles were transferred to certain former employees effective October 31, 2007.	61,845	75,398

Promissory note payable to DTD Investments, LLC, secured by the Company's accounts receivable from CNT Telecom Services, Inc., which has as its interest rate the right to participate in the proceeds the Company receives with respect to this contract (anticipated over the life of the contract to return the original principal and pay “participation interest” equal to approximately $470,000). The principal and interest owed were converted into Series AA Preferred Stock during the three months ended March 31, 2007 (see Note 8 - Shareholders’ Equity).	—	406,187

Unsecured note payable to various creditors of 20/20, past due, bearing interest rates between 8% and 16%. All notes were either repaid or converted into Junior secured notes payable during the first quarter of 2007.	—	1,610,000

Unsecured notes payable to various creditors with interest rates at HSBC plus 4%, principal payments commencing in January 2007, maturing December 2008.	646,537	1,257,992
Various unsecured loans from employees of Magenta netLogic, bearing interest at 8.43%, due upon demand.	154,658	164,865

Total debt	11,008,832	21,938,745
Less: current maturities	8,145,987	21,200,138
Long-term portion	$2,862,845	$738,607

In anticipation of a default on the senior secured line related to meeting certain EBITDA covenants as of September 30, 2007, the Company sought and obtained a waiver from Hilco. In connection therewith, certain covenants were re-negotiated and a sub-limit in the agreement will be reduced effective December 31, 2007, which will result in a reduction in borrowing capacity of $2.5 million. As of September 30, 2007, the Company is in default on unsecured notes payable to two of the Company's law firms and on one note to an entity affiliated with one of the Company's Board members. No acceleration of the indebtedness evidenced by these notes has been declared as of this date by any of such creditors.

The weighted-average interest rate on the debt listed above is 13.7% as of September 30, 2007.

The aggregate principal re-payments of long-term debt for the remaining three months of 2007 and annual thereafter are as follows (not including discount on notes payable):

Remaining 3 months of 2007	$9,271,924
2008	560,557
2009	6,919,202
2010	40,665
2011	23,836
Thereafter	45,685
Total	$16,861,869

NOTE 6 - Stock Warrants

The Company has issued stock warrants to various entities and individuals. The following table summarizes the stock warrants issued, share issue price, grant date and expiration date:

	Issue Date	Exp Date	# of Warrants	Exercise Price
Preliminary bridge notes	9/8/2006	12/31/2011	678,766	$.50 - .70
Secured bridge notes	9/8/2006	9/8/2011	2,250,000.45
Inducement agreements	9/8/2006	12/31/2011	2,061,875.45
Board and executive warrants	9/14/2008	9/14/2011	2,330,000.70
Consulting Services	9/14/2006	9/14/2011	100,000.70
CentrePath bridge notes	11/30/2006	12/31/2009	4,925,000.45
Advisory services	11/30/2006	12/31/2009	100,000.45
Global Capacity bridge notes	12/11/2006	12/31/2009	2,350,000.45
Advisory services	12/11/2006	12/31/2009	50,000.45
National Securities - equity issuance	1/19/2007	12/31/2008	12,141,010.45
National Securities - equity issuance	1/19/2007	12/31/2009	12,141,010.65
Conversion of bridge notes to equity	1/19/2007	12/31/2008	3,001,661.45
Conversion of bridge notes to equity	1/19/2007	12/31/2009	3,001,661.65
Mandatory convertible notes	(1)	(2)	1,615,868.45
Mandatory convertible notes	(1)	(3)	9,020,727.45
Mandatory convertible notes	(1)	(4)	9,020,706.65
Advisory fees - mandatory convertible notes	3/22/2007	3/22/2008	784,447.45
Advisory fees - mandatory convertible notes	3/22/2007	3/22/2009	784,446.65
Junior secured facility	1/19/2007	12/31/2009	10,582,658.45
Advisory fees - Junior secured facility	3/22/2007	3/22/2008	133,894.45
Advisory fees - Junior secured facility	3/22/2007	3/22/2009	133,894.65
Conversion of 20/20 unsecured convertible notes payable	1/19/2007	12/31/2008	233,327.45
Conversion of 20/20 unsecured convertible notes payable	1/19/2007	12/31/2009	233,327.65
DTD Investment loan	1/19/2007	12/31/2009	300,000.45
Senior secured facility	1/19/2007	12/31/2008	1,250,000.45
Senior secured facility	1/19/2007	12/31/2009	1,250,000.65
Advisory fees - 20/20 Bridge	3/22/2007	3/22/2008	195,010.45
Advisory fees - 20/20 Bridge	3/22/2007	3/22/2009	195,009.65
Junior secured facility	7/23/2007	12/31/2009	550,000.45
Junior secured facility	8/22/2007	12/31/2009	300,000.45
Short-term bridge facility	8/24/2007	12/31/2010	437,500.55

Total stock warrants outstanding			82,151,796	$.53

All of the stock warrants are exercisable and have a weighted average life of 2.9 years. Certain of the stock warrants were issued as Series A Preferred Stock Warrants and Series AA Preferred Stock Warrants. These warrants have been converted to warrants to acquire Common Stock of the Company, effective as of June 2007 with the amendment to the Company's articles of incorporation to authorize 350,000,000 shares of Common Stock. Warrant expense recognized as interest expense during the three and nine-month periods ended September 30, 2007, was $1.3 million and $714,048, respectively, compared to $0 for the same periods in the prior year.

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

NOTE 7 - Transactions with Related Parties

The Company currently has an $85,000 unsecured note payable to an entity that includes one of its Board members. Although the Company is in default under this agreement, no demands have been made by this creditor to pay the loan as of September 30, 2007.

Two current and one former members of the Company's Board of Directors had lent a total of $418,000, plus accrued interest, to the Company as part of the short-term secured financing completed by the Company during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to the secured short-term note payables of the Company. The loans bore interest at a rate of 18% and matured on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of Common Stock at an exercise price of $0.50 per share. These warrants expire on August 24, 2009. Additionally, the Company's former chairman of the Board of Directors had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20, a portion of this secured debt was paid to him totaling $231,000 of principal and $29,000 of accrued interest. On January 19, 2007, the two current and one former member of the Company's Board of Directors were all repaid the principal and interest amounts owed totaling $445,000.

In connection with the acquisition of CentrePath and Global Capacity, the Company issued two short-term bridge notes bearing interest at a rate of 8%. Of this amount, the Company's then Chief Executive Officer and its now former Chairman of the Board lent approximately $2.0 million each and in turn received stock warrants to purchase 1123.00112 Series AA Preferred shares (2,000,000 Common shares, on an as-converted basis) and 464.62965 Series AA Preferred Stock (1,032,500 Common shares, on an as-converted basis), respectively. The Company's then Chief Executive Officer received an additional warrant to purchase 450.0045 AA Preferred shares (1,000,000 Common shares, on an as-converted basis) for putting $1.0 million at risk in connection with the completion of the acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. The Company's then Chief Executive Officer was not paid any cash compensation related to his investment in the Company. The above-mentioned stock warrants have an exercise price of $1,000 per Series AA Preferred shares ($0.45 per share of Common Stock, on an as-converted basis) expiring on December 31, 2009. In addition, the former Chairman of the Board of Directors was also paid $280,000 for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of approximately $3.7 million. These loans were accomplished on very short notice and, without the former Chairman of the Board of Directors providing his personal guarantees and the pledge of his own assets, it is likely that both of the CentrePath and Global Capacity acquisitions would have been in jeopardy.

In connection with the financing services performed for the second quarter of 2007, the Company has agreed to compensate two current Board members each a sum of $17,000 plus warrants to purchase 20,555 shares of Common Stock, with one half at an exercise price of $0.45 per share expiring on December 31, 2008 and the other half at an exercise price of $0.65 per share expiring on December 31, 2009. In connection with financing services performed in the third quarter of 2007, the Company has agreed to compensate the same directors $8,500 each. This is in addition to the compensation set forth in the Form 10-QSB for the period ended March 31, 2007.

In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of Common Stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. During the month, two of the Company’s directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000 in the aggregate, plus warrants to purchase an aggregate of up to 437,500 shares of Common Stock. The purchasers of these units agreed to extend the maturity date to November 30, 2007. The short-term bridge facility is unsecured.

NOTE 8 - Shareholders’ Equity

On January 19, 2007, the Company closed on an equity funding of approximately $15.9 million toward the issuance of Units comprised of 15,869.4 (rounded) shares of Series AA Preferred Stock (convertible into Common Stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 (rounded) shares of Series AA Preferred Stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA Preferred Stock; (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1,000 per share expiring December 31, 2008 (“Two-Year Warrant); and (ii) one warrant to purchase one half share of Series AA Preferred Stock at $1,444.43 per share, expiring December 31, 2009 (Three-Year Warrant). Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of an additional approximately $5.0 million, representing an additional 5,044.4(rounded) shares of Series AA Preferred Stock (constituting 11,209,626 shares of Common Stock, on an as-converted basis) and warrants to purchase an additional like amount of Series AA Preferred Stock, with one-half or 2,522.2 Series AA Preferred shares (5,604,827 shares of Common Stock, as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share, on an as-converted to Common Stock basis); and the other one-half or 2,522.2 Series AA Preferred shares (5,604,799 shares of Common Stock, as converted) exercisable at approximately $1,000 per share (or $0.65 per share, on an as-converted to Common Stock basis). This financing brought aggregate issued Series AA Preferred Stock to 20,634.53 (rounded) shares representing 46,852,567 shares of Common Stock, on an as-converted basis, which conversion was effective in June 2007 upon the filing of articles of amendment to the Company’s articles of incorporation.

On an as-converted basis, the Two-Year Warrants issued as part of the Units are exercisable to purchase an aggregate of 23,237,501 shares of Common Stock exercisable at $0.45 per share and the Three-Year Warrants are exercisable to purchase an aggregate of 23,237,344 shares of Common Stock exercisable at $0.65 per share.

The placement agent and designees in connection with the Units financing received warrants to purchase 997.70 (rounded) shares of Series AA Preferred Stock (2,217,095 shares of Common Stock, on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to Common Stock basis) in connection with the initial equity closing on January 19, 2007. The placement agent and its designees were awarded from January 20, 2007 to April 9, 2007 warrants to purchase an additional 65.000 (rounded) shares of Series AA Preferred Stock (144,443 shares of Common Stock on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to Common Stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to Common Stock basis).

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of Common Stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units' purchase price, and with the penalty to be payable in Common Stock issuable based upon the 10 days' average trading value of the Company's shares of Common Stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of Common Stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless. As of September 30, 2007, the Company had not filed a registration statement and therefore was obligated to issue 1,029,773 shares of Common Stock for the first three months of delinquency. The Company intends to file a registration statement in combination with the completion of a subsequent equity raise, which may require similar registration rights.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to Hilco two warrants to purchase an aggregate of 1,125.0 shares of Series AA Preferred Stock (2,500,000 shares of Common Stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of Common Stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of Common Stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Hilco Agreement, a new five-year warrant to purchase up to 3.5 million shares of Common Stock at $0.15 was issued and the previously issued warrants above were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution and registration rights.

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder's option into Common Stock at a price per share equal to a 20% discount to the average ten day trading average for the Company's Common Stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling and floor for the conversion of loan amount (which had originally been at $0.65 per share floor and $1.25 per share ceiling) to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 200,000 shares of Common Stock at an effective price of $0.45 per share for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA Preferred Stock for each $100,000 of monies advanced (150,000 shares of Common Stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of September 30, 2007, the Company has issued an aggregate of 11,432,658 shares of Common Stock warrants in connection with the junior secured facility. Shares of Common Stock are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

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

	Date	Number of Series AA Preferred Shares Purchasable(1)
1.	March 22, 2007	383.7	(852,672 Common, as converted)
2.	March 22, 2007	383.7	(852,672 Common, as converted)
3.	March 22, 2007	109.9	(244,266 Common, as converted)
4.	March 22, 2007	14.2	(31,479 Common, as converted)
5.	March 22, 2007	45.3	(100,636 Common, as converted)
6.	March 22, 2007	31.3	(69,534 Common, as converted)
7.	March 22, 2007	33.9	(75,444 Common, as converted)

(1)	Allocated one half to $0.45 warrants and one half to $0.65 warrants as outlined above.

In connection with financing services performed in the second quarter of 2007, the Company has agreed to compensate two current directors of the Company, each $17,000 plus warrants to purchase 20,555 shares of Common Stock, with one half at an exercise price of $0.45 per share expiring on December 31, 2008 and the other half at an exercise price of $0.65 per share expiring on December 31, 2009. This is in addition to the compensation set forth in the Form 10-QSB for the period ended March 31, 2007.

Pursuant to the guidance in paragraph 5 of Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27), the Company allocated the proceeds from the Series AA financing between the Series AA Preferred Stock and the warrants based upon their estimated fair value as of the closing date. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the Series AA Preferred Stock and warrants. As the amount of the beneficial conversion feature exceeded the value allocated to the Series AA Preferred Stock and warrants, the amount of the beneficial conversion feature to be recorded is limited to the proceeds allocated to the Series Preferred Stock and warrants. The beneficial conversion values related to the Series AA Preferred Shareholders and warrants of approximately $11.2 million and $9.1 million, respectively, were recognized as an additional discount on the Series AA Preferred Stock which amounts were accreted and treated as a deemed dividend to the holder of the Series AA Preferred Stock with the Common Shareholders successfully authorizing the increase of Common Stock from 25 million to 350 million on the Company's shareholder meeting held on June 25, 2007. In addition, the Company determined the junior secured facility contained a beneficial conversion feature related to the holders’ ability to purchase the Company’s Common Stock at a 20% discount based on a ten-day market closing price trading average. The intrinsic value of the conversion option exceeded the fair value of the proceeds allocated to the debt, thus limiting the beneficial conversion feature total to $3.0 million. This amount was recorded as a reduction to notes payable and an increase to additional paid-in capital. This amount will be accreted through interest expense on a straight-line basis through the redemption date, which is January 2009. As of September 30, the unamortized balance associated with this beneficial conversion feature was $1.5 million.

NOTE 9 - Segment Reporting

The Company follows the provisions of Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131). This standard establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in making decisions on how to allocate resources and assess performance. During the first quarter of 2007, the Company completed the process of identifying which of the seven entities' operations were core to its overall Telecom Integrator business model. The Company determined that all operations were core to this business model, with the exception of Nexvu and Frontrunner and therefore made a decision to divest from these business activities (see Note 3 - Discontinued Operations). The Company's management team views the remaining combined operations of 20/20 Technologies, CentrePath, Inc., Global Capacity and Capital Growth Systems, Inc. (the parent holding company) as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

The core Telecom Integrator operating segment has three primary lines of revenue. The first line of revenue is from network and circuits business, which is broken down between enterprise and wholesale circuits and strategic networks. Enterprise and wholesale circuits is the procurement of new telecommunication circuits for the Company's enterprise companies and for customers who are telecommunication providers. The strategic network sales are for contracts whereby the Company takes a principal position on existing circuits and will work with its suppliers to negotiate more favorable terms for those circuits that are out of contractual term. This revenue is being provided from the recently acquired operations of both Global Capacity Group and 20/20 Technologies. The second line of revenue relates to the Company's services offerings, which includes both remote monitoring services and professional services. The remote monitoring services revenue includes 24x7x365 remote monitoring and management services for data replication networks encompassing the entire data path (i.e., storage area network switches, channel extension equipment and DWDM and SONET devices). This revenue is primarily generated from the Company's acquisition of CentrePath, Inc. In addition, the Company generates professional services revenue from the initial design and deployment of these networks. Also, the Company generates professional fees related to the implementation and customization of 20/20's pricing and quotation database system through its Magenta netLogic subsidiary (Magenta 20/20). The third line of revenue is sales generated from Magenta 20/20's global pricing and quotation software.

During the three and nine-month periods ended September 30, 2007, the Company generated $223,000 and $740,000 of revenue outside of the United States, compared to $0 for both periods in the prior year.

NOTE 10 - Subsequent Events

Warrant Exercise Offer. On October 2, 2007, the Company offered to amend all of its outstanding Warrant Agreements for a limited time, which was extended until November 15. The offer to amend allowed Warrant Agreement holders to exercise all or a portion of their warrants at $0.15 per share. Any warrants exercised on or before November 15, 2007 will be amended in accordance with the Offer. If a Warrant Agreement holder exercises his, her or its warrants on or prior to November 15 for at least half of the shares underlying the Warrant Agreement, the holder will be provided cashless exercise rights (to the extent the original Warrant Agreement does not contain cashless exercise rights) for the remaining shares in the Warrant Agreement at the original exercise price. If the Warrant Agreement holder does not accept the offer by exercising all or a portion of his, her or its warrants on or before October 24, 2007 (or the additional outside date, if extended), then the Warrant Agreement of such holder will remain in place and not be amended. As of November 9, 2007, warrant exercises representing 13,068,707 shares of Common Stock to be issued were effected under the Offer. The Company currently has outstanding Warrant Agreements with respect to warrants to purchase up to an aggregate of approximately 82 million shares of its Common Stock. The Company made the offer in order to generate additional funds to enable it to execute on its business plan and to simplify its capital structure, with an ultimate goal of achieving a national exchange listing. The Company believes that the market price of its capital stock reflects, in part, the overhang from the large number of outstanding warrants. Early exercise of the warrants would reduce the outstanding number of warrants and provide an efficient means for generating additional cash.

Waiver and Amendment to Hilco Credit Agreement. On October 31, 2007, the Company entered into a Waiver and Amendment No. 1 to Credit Agreement (“Amendment”) with its primary secured lender, Hilco Financial, LLC. The original credit agreement with Hilco established a borrowing base of: (i) $6,500,000 (the “Sublimit”); plus (ii) additional draws based upon 85% of eligible receivables and 50% of eligible inventory of the subsidiaries of the Company, subject to the overall cap of $12,000,000 of total borrowings. Under the Amendment, effective December 31, 2007, the Sublimit will be reduced to $4,000,000, effectively reducing borrowing availability by $2,500,000. In the Amendment, the parties acknowledge that the Company’s EBITDA for the quarter ended September 30, 2007 was less than the minimum EBITDA covenant required by Hilco, and Hilco agreed to waive the covenant default, subject to the establishment of new loan covenants based upon 80% of adjusted EBITDA amounts of the Company for the future. In addition, the warrant issued by the Company per the original Credit Agreement (to purchase up to 2,500,000 shares of Common Stock at $0.45 per share, subject to certain adjustments) was cancelled, in consideration for the issuance of a new 5-year warrant to purchase up to 3,500,000 shares of Common Stock at $0.15 per Share, with cashless exercise rights. The Warrant also provides for full ratchet anti-dilution rights and a “put” right in favor of the holder in the event of a default by the Company with respect to the Warrant or corresponding loan agreement. The Company also entered into a registration rights agreement obligating the Company to file a registration statement within 60 business days following the closing date, and to cause a declaration of its effectiveness within 120 days (150 days in the event of full SEC review) of the closing date. Penalties of 2% of the initial loan amount apply to each 30-day period for which the Company defaults on the registration obligations, until such time as shares underlying the Warrant are Rule 144(k) eligible.

Separation Agreements. On October 31, 2007, the Company entered into Separation Agreements with the two founders of Global Capacity. In December 2006, these individuals Global Capacity to the Company (by way of merger agreement) to the Company for $5,250,000 cash, plus a contingent earnout agreement whereby the Company agreed to pay up to $3,000,000 to them after two years and up to an additional $3,000,000 after three years upon achievement of certain milestones. In addition, the Company and Global Capacity entered into 3-year employment agreements with each of them. On August 10, 2007, the employment of the two founders was terminated. Under the terms of the Separation Agreements, each individual has been paid a lump sum of $175,000 and delivered title to the Global Capacity vehicles that they had been using (subject to existing financing), in return for: (i) a termination of their employment agreements (except as noted below) and any obligations for severance or other payments on the employment agreements, and (ii) a termination of the Company's obligation to pay any of the earnout consideration from the original merger agreement. The Separation Agreements provide that the confidentiality and one year non-solicitation obligations (from the date of termination of employment and limited to 21 of the largest customers of the Company) with respect to the employment agreements survive the termination of the employment agreements, but otherwise permit competition and solicitation of other customers and prospects. As part of the Separation Agreements, the parties further agreed to settle all outstanding matters and delivered mutual releases.

Consulting Agreement with Salzwedel. On November 6, 2007, the Company signed a Consulting Agreement with Salzwedel Financial Communications, Inc. pursuant to which Salzwedel will provide investor relations consulting to the Company for a one-year period. In consideration for the consulting services, the Company will pay Salzwedel $6,000 per month during the term of the Consulting Agreement. In addition, the Company agreed to issue to Salzwedel a total of five million shares of the Company’s Common Stock within thirty days of execution of the Consulting Agreement.

Item 2. Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis of the financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Since the completion of the acquisitions in 2006, the three merged companies (20/20, Global Capacity and Centre Path) significantly increased the amount of debt and overall losses for the year. At the same time, the company has made significant progress in executing on its business model. In January 2007, the Company successfully completed the initial closing of a new private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrant coverage. The offering was concluded in April 2007, at which time an aggregate of approximately $22.4 million of equity was raised (from a combination of new cash infusion and conversions of debt to equity). In addition, at or about the time of the initial equity closing, the Company generated eligibility for up to approximately $13.4 million of debt financing pursuant to a line of credit established with Hilco Financial, LLC (initial draw of $7.0 million) and a secured subordinated term loan from a small number of individuals was funded ($6.4 million of proceeds), bringing aggregate debt and equity funding to approximately $36 million (inclusive of the unused portion of Hilco line). Through August 2007, the Company successfully secured $800,000 of additional funds under the secured subordinated term loan and an additional $350,000 pursuant to a short-term bridge facility. This capital raise allowed for the reduction of existing indebtedness and to fund current working capital needs. Although the Company has made progress towards profitability and still projects to achieve break-even operations in the upcoming months, cash continues to be utilized to fund current operations. The Company’s cash balance as of November 9, 2007, combined with the ability to draw against the line of credit with Hilco totaled $1.3 million. The Company believes this level of working capital will not be sufficient to fund the operations until it starts generating positive cash flow from operations. Therefore, the Company intends to raise additional capital through either the issuance of new equity or debt, or a combination of both. Although the Company is currently in advanced negotiations with several lending and financial institutions, there can be no assurance that the Company will be successful in raising additional capital or issuing additional indebtedness, or that any such raise may not be dilutive to existing shareholders, or that the Company will achieve profitability when projected.

In October 2007, the Company offered to lower the exercise price of its outstanding warrants to encourage the generation of cash to enable the Company to better meet its business plan. The Company has commenced the installation and turn-up of circuits at a number of its existing and new accounts, including the recently announced initial novation that it has contracted to put in place, which has resulted in growth of its core business. The Company also initiated an aggressive program toward the reduction of costs through a combination of the following: (i) reduction in head count in non-critical areas; (ii) outsourcing of certain telecom functions in a manner expected to lower cost without sacrificing customer service; (iii) reduction in space rental requirements, intended to effect cost savings at end of certain existing leases (and possibly beforehand); and (iv) reduction of personnel and certain operating activities at its discontinued operations, intended to reduce monthly cash requirements.

The Company is hopeful, but can provide no guarantees, that the above initiatives will move the Company toward profitability in the future. The Company is using the warrant exercise program (and is considering other capital initiatives) as a manner of seeking to improve its balance sheet, which it views as a critical step toward continued growth of its core connectivity business. The Company is also seeking additional independent candidates for its board of directors (including to fill the seat recently vacated by its former chairman), as it recognizes that it will need to have in place a majority of independent members of its board of directors in the future if it is to seek ultimate listing as an exchange traded stock.

The Company presently has approximately 120 full-time employees between all seven entities (the Company and all six operating subsidiaries as of November 9, 2007). Of these employees, approximately 65 are engaged in core operations and the balance with the entities expected to be divested. This complement is approximately 20% less than levels reported in the previous quarter. This number is not anticipated to significantly increase in the near future until additional acquisitions occur and/or revenue significantly increases. The Company has negotiated and is negotiating a number of significant contracts. At the end of the second quarter of this year, the Company announced its first strategic network contract - with an initial contract value in excess of $6 million to be recognized over a 15-month period. Management believes that the fourth quarter will mark the start of recognition of the related revenue. Future investment in personnel and assets is expected to be governed to match revenue and maintaining this balance is a principal short-term operating challenge to management.

Results of Operations

Three months ended September 30, 2007 compared to 2006

Revenues for the three-month period ended September 30, 2007 generated from the circuits and networks business totaled $2.6 million, which represented circuit sales to enterprise and wholesale customers. No revenue was recognized during the third quarter of 2007 or 2006 from strategic networks, which is revenue generated by taking a principal position in existing circuits and, through a proprietary pricing and quotation system, negotiating more favorable pricing terms for the Company’s customers. In June 2007, the Company announced its first strategic network contract with an initial contract value in excess of $6 million. The related revenue will be recognized over a 15-month period starting in the fourth quarter. Revenue generated from strategic networks is expected to account for the majority of the Company’s revenue and growth, as these circuit contracts are often quite large and typically fixed for several years. Revenues generated from services, which includes remote monitoring services as well as network implementation services totaled $1.9 million for the three-month period ended September 30, 2007, compared to $0 for the same period in the prior year.

Consolidated gross margin was 49% compared to 48% last year. Gross profit generated by the circuits and networks business was 33%. Gross margins generated from services were 66% during the third quarter of 2007, compared to 0% for the same period in 2006. Since revenue generated from the software license business is entirely proprietary, a 100% gross margin is achieved on those licenses. If, in the future, the Company elects to embed a third-party product into its technology, gross margins on software sales could decrease.

Total operating expenses were as follows:

	Three months ended September 30,
	2007	2006
Compensation	$4,005,415	$2,583,050
Travel and entertainment	348,716	51,778
Occupancy	561,711	138,085
Professional services	629,904	826,230
Insurance	166,025	88,204
Depreciation and amortization	879,379	203,030
Other operating expenses	208,570	240,205
Total operating expenses	$6,799,720	$4,130,582

The majority of the operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in all of operating expense is the result of the acquisition of 20/20 Technologies late in the third quarter of 2006, and CentrePath, Inc. and Global Capacity Group, which were subsequent to September 30, 2006. Of the $4.0 million of compensation expense, approximately $1.0 million related to non-cash stock-based compensation expense. The remaining compensation, professional fees and other operating costs relate to the continuing efforts in building and supporting current operations into a world-class telecommunications logistic provider. Any significant increase in operating costs will be a direct result of a corresponding increase in revenues, excluding any stock-based compensation expense. Any significant increase in revenues is expected to outpace the increase in operating costs. The depreciation and amortization expense relates primarily to the network operating center in Waltham, Massachusetts and the fair value assigned to the Company’s intellectual property. The costs in the prior year represent administrative costs associated with Capital Growth Systems, Inc., as the holding company for Nexvu and Frontrunner. The professional fees in 2006 are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as accounting fees.

The current period results for the three months ended September 30, 2007 reflect interest related to the existing debt that totaled $1.8 million compared to $800,000 for the same period a year ago. The three-month period ended September 30, 2007 also includes the amortization of the fair value assigned to the warrants issued with the debt, which totaled approximately $1.3 million compared to $0 for the same period a year ago. In addition, approximately $800,000 related to a beneficial conversion feature associated with the issuance of the junior secured facility was recognized.

Nine months ended September 30, 2007 compared to 2006

Revenues generated from the circuits and networks business totaled $7.2 million, which represent circuit sales to enterprise and wholesale customers. No revenue was recognized during the first nine months of 2007 or 2006 from strategic networks, which is revenue generated by taking a principal position in existing circuits and, through the Company’s proprietary pricing and quotation system, negotiating more favorable pricing terms for customers. Revenue generated from strategic networks is expected to account for the majority of the Company’s revenue and growth, as these circuit contracts are often quite large and typically fixed for several years. During the first nine months of 2007, $5.4 million of services related to remote monitoring as well as network implementation services was recognized, compared to $0 in the same period for the prior year.

Consolidated gross margin for the first nine months of 2007 was 45% compared to 49% for the same period a year ago. Gross profit generated by the circuits and networks business for the first nine months of 2007 was 27%. The Company anticipates gross margins generated by the circuits and networks business will increase in the range of 25% and 30% as new circuits are sold and the pricing on existing circuits is renegotiated. Gross margins generated from services were 63% during the first nine months of 2007, compared to 0% for the same period in 2006. As the software license business is entirely proprietary, 100% gross margin are achieved on those licenses. If, in the future, the Company elects to embed a third-party product into its technology, gross margins on software sales could decrease.

Total operating expenses were as follows:

	Nine months ended September 30,
	2007	2006
Compensation	$12,478,190	5,485,855
Travel and entertainment	1,015,794	164,055
Occupancy	1,576,556	410,344
Professional services	1,595,883	1,368,535
Insurance	326,021	248,057
Depreciation and amortization	2,594,132	611,194
Other operating expenses	524,631	693,721
Total operating expenses	$20,111,207	8,981,761

The majority of operating expenses consist of compensation expenses, professional fees and depreciation and amortization expenses. The increase in all operating expense is the result of the acquisition of 20/20 Technologies late in the third quarter of 2006 and the acquisitions of CentrePath, Inc. and Global Capacity Group, which were subsequent to September 30, 2006. Of the $12.5 million of compensation expense, approximately $5.1 million related to non-cash stock-based compensation expense. During the second quarter of 2007, the Company granted approximately 2.8 million of stock options to employees and accelerated the remaining stock options granted to the former CEO, which resulted in a significant increase in stock compensation expense during the nine month period ended September 30, 2007, when compared to the same period in 2006. In addition, approximately $235,000 of severance costs related to the departure of the former CEO was accrued in accordance with the terms of his employment agreement. The remaining compensation, professional fees and other operating costs relate to the continuing efforts in building and supporting current operations into a world-class telecommunications logistic provider. Any significant increase in operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs. Depreciation and amortization expense relates primarily to the network operating center in Waltham, Massachusetts and the fair value assigned to the Company’s intellectual property. The professional fees in 2006 are primarily related to legal fees related to securities work related to filings with the Securities and Exchange Commission and NASD and other general legal work as well as accounting fees. In addition, the Company agreed to issue an additional 100,000 shares of its Common Stock to two of the guarantors on the Harris demand loan (repaid at the time of the initial Unit closing) in connection with the continuance of such guarantees. The Company expensed $135,000 during the first quarter of 2006 in connection with the issuance of these shares.

Results for the first nine months of 2007 reflect interest of $6.2 million related to the existing debt, compared to $1.1 million for the same period a year ago. The year to date 2007 results also includes the amortization of the fair value assigned to the warrants issued with the debt, which totaled approximately $3.6 million, compared to $0 in the same period a year ago. In addition, the Company recognized approximately $1.5 million related to a beneficial conversion feature associated with the issuance of the junior secured facility. The debt had a weighted average interest rate of 13.7%.

Liquidity and Capital Resources

Cash used in operating activities during the nine months ended September 30, 2007 and 2006 was $12.1 million and $1.2 million, respectively. The cash used in operating activities was principally due to the net loss for the year and to fund certain previously accrued obligations. The primary variance between operating loss and net cash used in operating activities during the nine months ended September 30, 2007 was due to stock option expense of $5.1 million and warrant expense of $3.6 million, along with depreciation and amortization totaling $2.6 million. These amounts were partially offset by a $2.3 million increase in accounts payable.

Investing activities provided $3.4 million and $260,000 for the nine months ended September 30, 2007 and 2006, respectively, when excluding the effect of writing-down $3.8 million of goodwill and intangible assets related to discontinued operations. Year to date capital expenditures for 2007 totaled approximately $420,000. Capital expenditures in both 2007 and 2006 consisted primarily of computer related equipment and vehicles for the Frontrunner business. In connection with supporting the new $6 million strategic novation contract announced in June 2007, approximately $300,000 of networking equipment was purchased in the third quarter. As strategic novation revenue continues to increase, similar capital expenditures may be required in the future. As part of the debt covenant with Hilco, capital expenditures are limited to $500,000 per year.

Cash provided by financing activities during the nine months ended September 30, 2007 totaled approximately $8.3 million. This was the result of the equity offering funded primarily in the first half of the year, which totaled $18.4 million, net of issuance fees. Of this amount, approximately $4.6 million was the result of a non-cash conversion of existing debt into the equity offering (see Note 8 - Shareholders’ Equity). Cash was also generated from the issuance of a new senior secured line of credit with Hilco, a junior secured two year credit facility funded by a small number of lenders and a short-term bridge facility. The outstanding balance on the senior debt line of credit as of September 30, 2007 was $8.3 million. The total amount issued with the junior secured notes payable was $7.8 million, of which $5.4 million was generated through the non-cash conversion of existing short-term borrowings. Borrowings under the short-term bridge facility totaled $350,000. These amounts were partially offset by the repayment of debt totaling approximately $15.2 million during the nine months ended September 30, 2007.

Historically, the Company’s working capital requirements have been met through proceeds of capital stock, private equity offerings and debt issuances. As of September 30, 2007, there was $1.8 million of cash, cash equivalents and borrowing capacity under the senior secured line of credit with Hilco Financial. This level of working capital will probably not be sufficient to fund operations until positive cash flow from operations can be generated. To date, revenues have not materialized on the timeline anticipated. Therefore, additional capital will need to be raised through issuance of new equity or increasing the debt load, or a combination of both. Although the Company is currently in negotiations with several lending and financial institutions, there can be no assurance it will be able to raise additional capital or issue additional indebtedness or, if it does, that it will not be dilutive of existing shareholders.

The Company has future contractual obligations for leases of offices and for minimum future royalty payments related to a software licensing agreement with a third party. The Company has also entered into several purchase commitments with various telecommunication companies for the provisioning of bandwidth, which is resold by Global Capacity. The following table summarizes future contractual obligations for both continuing and discontinued operations as of September 30, 2007:

For the years ended December 31,	Operating Leases	Capital Leases	Debt Obligations	Minimum Royalty Payments
Remaining three months of 2007	$471,417	$14,599	$9,084,026	$56,250
2008	851,037	36,880	973,105	150,000
2009	312,476	5,121	3,649,789	—
2010	254,570	—	41,809	—
2011	121,651	—	23,836	—
Thereafter	—	—	45,685	—
Total contractual obligations	$2,011,151	$56,600	$13,818,250	$206,250

The above table does not include two $3.0 million dollar earn-out payments related to the acquisition of Global Capacity in December 2006. Both payments were based upon achieving certain revenue and gross margin targets over the next two years. If the targets were met, the first $3.0 million payment would have been due in cash and payable in October 2008 and the second $3.0 million payment would have been payable either through the issuance of Common Stock (based on the fair market value of the Company’s Common Stock as of the relevant pay out period) or in cash or a combination of the two, at the Company’s discretion, in October 2009. The Company would have recorded any such payments of additional consideration as compensation in the period the revenue objectives have been met; however, on October 31, 2007, separation agreements were reached with the former owners and all potential earn-out payments were released in exchange for a lump sum of $350,000. This amount has been paid and is included as compensation in the period ended September 30, 2007. Included in Debt Obligation for 2007 is $7.7 million of principal and interest owed under the senior debt facility, which is due in full in July 2008.

From time to time, the Company may evaluate potential acquisitions of businesses, products or technologies. A portion of cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use third-party technologies. In addition, in making such acquisitions or investments, obligations or liabilities that may require us to make payments or otherwise use additional cash in the future may be assumed.

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedure

As required by Rule 13a-15(b) under the Exchange Act, we conducted an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness and the design and operation of our disclosure controls and procedures as of September 30, 2007, the end of the period covered by this report. Based upon that evaluation, our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding the required disclosure. As described below, there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the third and fourth quarter of 2006, we completed our acquisitions of 20/20 Technologies, CentrePath and Global Capacity Group. Since these entities had limited resources for processing accounting information and financial reporting, we concluded a material weakness existed related to proper segregation of duties and financial reporting at these locations. We are currently in the process of improving our internal controls in an effort to remediate these deficiencies. This process includes a thorough review of our internal control structure to ensure we have proper segregation of duties being performed by our accounting staff, consolidation of existing accounting systems and the implementation of defining our accounting policies and procedures. It also includes the process of implementing a financial reporting checklist related to our quarterly and annual reporting requirements with the SEC. Upon completion, we will be able to provide reasonable assurance that no acts of fraud are being committed, along with the completeness and accuracy of our financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

All unregistered securities issued during the quarter ended September 30, 2007 have been disclosed in our previous 8-K filings.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 12, 2007, the Company held a special shareholders meeting to consider a vote upon the following proposals. However, the Company was unable to obtain a quorum and the meeting was reconvened on June 25, 2007. The tabulation of the votes, in favor, against, and abstaining with regard to the proposals is set forth below (with Common Stock and Preferred Stock voting on an as-converted to common stock basis and all voting as one class).

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

/s/ Jim McDevitt Jim McDevitt, Chief Financial and Accounting Officer

Dated: November 19, 2007

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