Form 10KSB
period 2007-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-04-14
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Name of small business issuer in its charter)

Florida	65-0953505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 W. Madison Street, Suite 2060, Chicago, Illinois 60661

(Address of principal executive offices)

(312) 673-2400

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

State issuer’s revenues for its most recent fiscal year: $17,228,050

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of December 31, 2007 was $74,641,773 based on the closing sale price for the registrant’s common stock on that date as reported on the OTC Bulletin Board. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered to be affiliates of the registrant. The registrant’s preferred shares convertible to common shares were included for purposes of determining the aggregate value.

As of March 17, 2008, the issuer had outstanding 146,795,709 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under the heading “Factors Affecting Future Performance.” These forward-looking statements represent our estimates and assumptions only as of the date of this report and we do not assume any obligation to update any of these statements.

PART I

Item 1.	Description of Business.

BACKGROUND

Capital Growth Systems, Inc. d/b/a Global Capacity (“CGSI,” “we,” “us,” or the “Company”), is a publicly-traded corporation that delivers telecom logistics solutions to a global client set consisting of systems integrators, telecommunications companies, and enterprise customers. The Company helps customers improve efficiency, reduce cost, and simplify operations of complex global networks, with a particular focus on access networks – often referred to in the industry as the “last mile.” The global market for access networks is estimated at over $100 billion annually and represents a significant percentage of the overall network cost that service providers and large systems integrators incur in delivering network solutions to their global customers. The market is characterized by a large number of suppliers that offer piece parts of a customer’s end-to-end network requirement that must be effectively combined with assets from other providers to deliver a complete network solution. This dynamic creates challenges for customers seeking to procure network connectivity globally. Lack of transparency relative to the supply and pricing of network assets creates inefficient procurement practices for many customers, resulting in unnecessarily high costs and unnecessarily complex operating environments.

The Company is engaged in the delivery of network logistics solutions that enable customers to optimize and manage their complex global networks, resulting in improved efficiency, reduced cost, and simplified operations. The Company leverages a proprietary knowledge base of global telecom pricing and supply data, customized tools that analyze and optimize complex networks, and structured processes focused on the entire telecom supply chain to deliver logistics solutions to its clients. These solutions are organized around two business units: Optimization Solutions and Connectivity Solutions.

Optimization Solutions focus on identifying and implementing improved network efficiencies and reduced network costs for complex customer networks globally. The primary offering of the business unit is a network optimization consulting practice that follows a very structured process of customer and market data collection, data cleansing, data implementation, and data analysis by leveraging powerful tools and a proprietary pricing engine to yield a complete, automated network optimization analysis. Results provide both financial and physical network optimization recommendations. In order to help customers implement the identified savings and efficiencies, the Optimization Solutions business offers a suite of professional services and remote network management services. The Optimization Solutions business also offers telecommunications and systems integrator customers the ability to use automated pricing software to provide fast, accurate, automated price quotes for off-net access requirements globally.

For customers seeking to simplify the sourcing and management of their complex networks, the Company’s Connectivity Solutions business provides turn-key network solutions, from design and pricing through network provisioning, testing, and on-going management. By leveraging unique market knowledge and powerful tools that automate the entire telecom supply chain, the Company designs and delivers network solutions that combine the best underlying network assets at the optimal market price, overlaid with the Company’s world-class customer service and network management. The result is a single point of accountability to design, price, deliver, and manage the best network at the lowest cost – resulting in improved network efficiency and simplified operations.

ORGANIZATION

Going to market as Global Capacity, the Company has integrated the core systems, processes, and personnel of the four operating subsidiaries and organized them into two business units: Optimization Solutions and Connectivity Solutions. These business units leverage the systems, processes and expertise of the Company to deliver a set of offerings comprising automated pricing software, telecom supply chain management workflow systems, network optimization consulting, professional services, remote network management services, and managed network connectivity solutions. Utilizing its depth of global telecom supply and pricing data in an automated fashion with powerful tools and expert analysis, the Company helps bring transparency to the fragmented and inefficient global telecom market – resulting in dramatically reduced cost and improved efficiency for the Company’s clients, while producing revenue and margin for the Company.

HISTORY AND ACQUISITIONS

Currently, CGSI consists of four core operating entities that comprise the Company’s go-forward assets and offerings: 20/20 Technologies, Inc. (“20/20”), Magenta netLogic, Ltd. (“Magenta”), CentrePath, Inc. (“CentrePath”), and Global Capacity Group, Inc. (“GCG”). The Company has hibernated Nexvu Technologies, Inc. (“Nexvu”), which has no ongoing operations but which holds intellectual property in the form of network performance management software.

Prior to 2004, CGSI was a publicly reporting shell corporation with no active business. In January 2004, the Company acquired, by way of subsidiary merger, Nexvu, a development-stage company in the network performance management business. The Company determined that the Nexvu product, though a valuable asset, is not core to the telecom logistics model it is pursuing. As a result, the Company shut down Nexvu’s operations (eliminating all operating expense associated with the business) while it evaluates alternatives for the core Nexvu intellectual property (IP), which management believes to have value in the market.

In September 2004, CGSI acquired 100% of Frontrunner Network Systems Corporation (“Frontrunner”) via a subsidiary merger. Frontrunner is known as an “interconnect” company, which installs and services customer-premise voice, data, and video networks. The Company determined that Frontrunner was not core to its telecom logistics model and, after exploring a number of options, agreed to sell the Frontrunner asset. Such sale was completed on February 19, 2008.

During 2006, the Company acquired 20/20, Magenta, CentrePath, and GCG. See the accompanying notes to the consolidated financial statements incorporated by reference herein.

BUSINESS OVERVIEW FOR 2007

CGSI and its management team adopted a strategy in 2007 by which it integrated the assets of its subsidiary companies to create a suite of capabilities which management believes has never before been available from a single source telecom logistics provider. These capabilities include:

•	Global market intelligence of telecom supply and pricing data

•	Global access network pricing software

•	Powerful network optimization tools and practices

•	Automated telecom supply chain workflow systems – integrating design, pricing, and provisioning of global networks

•	World class network management systems, processes, and expertise

The successful execution of this strategy provides customers a suite of solutions that individually or collectively will help them address the challenges they face in managing the complex market for global networks. Significant customer contracts in both lines of business in 2007 demonstrate the acceptance by the market of the Company’s telecom logistics model. For 2007, we provided services to a major customer that represented $2.8 million (16%) of total revenues. Similarly, in 2006, a different customer represented $0.2 million (10%) of total revenues.

CGSI’s goal is to become the leading global telecom logistics company providing optimization and connectivity solutions to systems integrators, telecommunications companies, and enterprise customers.

PRODUCTS AND SERVICES

Management believes organizing the Company and its offerings between Optimization Solutions and Connectivity Solutions provides the greatest opportunity to deliver targeted solutions that maximize value to the customer while simultaneously maximizing revenue and margin opportunities for the Company. Customers may buy Optimization Solutions only, Connectivity Solutions only, or they may buy both. Management believes there are significant opportunities to leverage offerings from one line of business to drive demand for the solutions of the other line of business. Furthermore, the mix of offerings and their different characteristics (non-recurring and monthly recurring revenue streams) provides diversity of revenue and protects the Company from being overly dependant or exposed by a single offering or line of business.

Optimization Solutions

The Optimization Business provides four offerings:

•	Optimization Consulting

•	Automated Pricing Software

•	Remote Management Services

•	Professional Services

Optimization Consulting uses a well-defined methodology to work with clients to collect, cleanse, implement, and analyze network data – including inventory, cost, and design data – in order to produce a network optimization report that identifies opportunities to improve the efficiency and reduce the cost of complex global networks. Recommendations include: financial grooming, where costs are reduced through identification of overcharges; contractual strategies, including moving services to new tariff structures and novating existing network contracts to more favorable vehicles; and physical grooming, where networks are moved to more favorable suppliers, re-homed to different points of presence, or aggregated to achieve better cost points. The Company then employs its logistics capabilities to help customers implement and realize the identified savings. The optimization process typically identifies savings of 2-5% for financial grooming and 15-40% for physical grooming. These savings can total many millions of dollars in large, complex network environments. The Company contracts for Optimization Consulting engagements on a contingent basis, where the Company is paid a non-recurring fee based upon a percentage of the savings achieved from the engagement.

Automated pricing software exploits the Company’s unique knowledgebase of telecom market pricing and supply data to provide telecommunications companies and systems integrators the ability to quickly and accurately obtain an automated price for access circuits globally. This automated pricing process replaces the largely manual process most companies continue to rely on and dramatically reduces the amount of time it takes to generate an accurate quote, while increasing the accuracy of the quote. This results in a competitive sales advantage for our customers, while also reducing their operating costs. Automated pricing software is sold as an annual software license.

Remote Management Services employ the Company’s highly-integrated Operations Support Systems (OSS) and state of the art Network Operations Center (NOC) to deliver network monitoring and management of customer networks. This service can be delivered as a stand-alone service for networks not provided by us or it can be bundled as part of a complete network solution delivered via the Connectivity Solutions business unit. Remote Management Services are proactive, 7X24 monitoring and management services that leverage automated fault and performance management systems, integrated trouble ticketing and reporting systems, and world-class network engineering and operations expertise to provide a premium level of service for a customer’s most critical networks. Remote Management Services are contracted on a monthly recurring basis.

The Company also provides network design, engineering, implementation, and project management services under the heading of Professional Services. These services leverage the well-developed processes, repeatable methodologies, and deep expertise of the Company to deliver targeted engagements that help customers design, engineer, build, test, and turn-up complex networks. These engagements are delivered as non-recurring revenue on a statement of work (SOW) basis.

Connectivity Solutions

For customers wishing to simplify their procurement process for complex global networks, we will deploy our breadth of logistics expertise and solutions to deliver a turn-key network solution. Using the Company’s pricing systems, we generate an automated, accurate price quote. We then manage that quote from initial pricing through ordering, procurement, provisioning, test and turn up, and operations hand-off, utilizing the Company’s proprietary Circuit Lifecycle Manager (CLM) system, which manages the entire circuit lifecycle. Networks are then monitored and managed by our 7X24 Network Operations Center (NOC). By leveraging automated systems across the entire telecom supply chain, the Company is able to accelerate the delivery of an optimal network solution.

The Company operates as an “asset light” service provider, taking advantage of the underlying network assets of other suppliers, while strategically deploying network infrastructure to insure maximum network efficiency and operational capability. This model enables the Company to avoid the requirement that many facilities-based providers have of pushing customers toward solutions that maximize use of their own network, regardless of the fit to the customer’s requirements. We utilize our logistics systems and capabilities to identify the best network solution based on the customer’s requirements, and then apply our model to deliver that network as a turn-key solution to the customer – regardless of who the underlying suppliers are. This model insures that the customer receives the best solution, in the shortest time, at the best price, while insuring the Company maintains margin by maximizing the efficiency of our pricing and logistics systems.

Significant progress in gaining customer acceptance of our offerings during 2007 and 2008 to date underlines management’s belief that our technology, systems, and logistics capabilities make the Company’s business offerings more efficient, faster, and less expensive for systems integrators, telecommunications companies, and enterprise customers to manage the telecom supply chain for their complex global networks. By purchasing our solutions to create market pricing transparency and improve the efficiency of the entire telecom supply chain, our customers are able to improve the responsiveness of sales, reduce operating expense, improve margins, and deliver better service.

MARKETS AND CUSTOMERS

The global market for access networks is estimated at over $100 billion annually and represents a significant percentage of the overall network cost that service providers and large systems integrators incur in delivering network solutions to their global customers. The global access market is served by over 900 primary suppliers, none of whom has a ubiquitous footprint. The market is further confused by varying business rules, customs, and regulations in different regions of the world. These factors, coupled with the rapid pace of technology change and advancement, result in an inefficient, fragmented market where cost structures are unnecessarily high – creating margin pressure on service providers and systems integrators. Because there is no market transparency relative to the supply and price of networks globally, most telecommunication companies and systems integrators have a lengthy, manual, inefficient process to design and price global networks. This results in extended sales cycles, high operating costs, and inefficient procurement of networks.

One of the fundamental challenges for corporations and other institutions with complex and/or geographically dispersed data communications networks is the number of service providers and pricing alternatives that must be pieced together in order to create an end-to-end data connectivity solution. Between any two locations there are a varying number of service alternatives and we do not believe there is one single information source, other than our systems, that enables a buyer to determine the most cost-effective and technically sound alternative. Large multinational corporations are increasingly seeking to work with fewer vendors and a single network provider that they can look to for provisioning end-to-end network solutions fits that design. Additionally, service providers, particularly in regions where facilities-based competition has been introduced, actively market their services with price as the primary differentiator and network reach being the primary limiting factor. This price-based competition has stressed already challenged gross margins and, as a result, service providers are actively seeking means to reduce the costs associated with network quotation management and off-network procurement.

Beyond the telecommunication service providers, expanding enterprises, multi-national corporations (MNCs), information service providers, and systems integrators are deploying and managing private network-based solutions that provide seamless connections in support of the ever-increasing demand for business continuity, disaster recovery, regulatory compliance, and collaboration capabilities. These private networks can rival the connections of network service providers. Procuring these networks is achieved utilizing negotiated pricing through a few “trusted” providers or via an expensive and often deficient bidding solicitation process. Because telecommunications is not the primary line of business for these private network operators, but rather a facilitator to their end business goals, inefficiencies in the procurement process result in most companies paying more than they should for connectivity. In a competitive environment, such a drain on profitability can be significant.

This confusion is increased by global deregulation, physical fragmentation of the network layer – whether copper, fiber, coaxial cable, or wireless spectrums – and geographic fragmentation. Due to financial and operational constraints, no one company can provide a ubiquitous global network. Competing entities therefore buy and sell from each other to extend their network reach and meet customer demands, which frequently extend globally outside their networks. Commonly, this buying and selling is done with little efficiency or transparency on an individual transaction basis or under the auspices of a supply agreement (often called a Master Services Agreement) negotiated at arm’s-length between the principal parties. The absence of a global benchmarking source for regional, market-based pricing further impairs the ability to manage costs.

This market environment appears ideal for an information-driven logistics model focused on minimizing the confusion and inefficiency that plagues the telecom market. The Company believes that it has such a business model and operating capability, as well as a management team experienced in executing such an information-leveraged and technology-leveraged approach.

We have assembled a vast global knowledgebase of critical information with respect to tariffs, competitive pricing, physical locations of facilities, and carriers connected to such buildings and nearby points of presence. We also have combined this information with sophisticated software tools and algorithms to enable us to often obtain automated “best of breed” connectivity solutions in seconds, rather than weeks or months. This ability to automate the “supply chain” of connectivity provides the Company with a competitive advantage. This process also requires continuous refreshing, updating, and validation of data and is therefore a continually evolving process to stay current with changing information and new information. This requirement to constantly acquire and manage new and updated data sets, combined with the Company’s investment in systems, tools, and processes, provides the basis for the Company’s unique positioning as a telecom logistics company.

The Company believes that its investment in market intelligence and efficiency tools, combined with the robust processes and deep expertise of its staff, make it uniquely positioned to capitalize on this market opportunity with its unique, telecom logistics business model.

SALES AND MARKETING

Optimization Solutions

Target Markets. Optimization Solutions are targeted at global, national, and regional telecommunications carriers, systems integrators, and enterprise customers with large, complex global network requirements.

Sales Approach. We have an international sales team that uses a consultative approach to sell Optimization Solutions to a financial buyer highly placed within our target customers. We employ a combination of direct and channel sales to maximize market penetration and coverage and we offer limited scope “pilot” engagements to quickly demonstrate the value of the solution. We then use a high-touch, relationship-based approach to extend and expand our pilot engagements into more meaningful engagements that provide a steady stream of revenue and margin for the Company.

Connectivity Solutions

Target Markets. Connectivity Solutions are targeted at enterprise, system integrator, and telecommunications companies seeking a simplified, turn-key network connectivity solution.

Sales Approach. We have an international sales team that employs a combination of direct and channel sales to maximize market penetration and coverage. The sales team is tasked with identifying and closing new business, which is then transitioned to account managers to maintain the ongoing relationship, creating additional revenue and margin from the account. The sales teams work closely with the carrier management teams to insure the most robust, cost effective solutions are sold and delivered.

COMPETITION

Management believes that the combination of capabilities and solutions the Company has integrated and organized into the Optimization Solutions business and the Connectivity Solutions business is unique in the marketplace. However, there are competitors in the market for some of the individual solutions that the Company brings to market.

Optimization Solutions

Optimization Consulting: There are a number of consulting firms that purport to offer network optimization services. Most of these, however, are focused on a specific area of network optimization – typically overcharge analysis. This narrow focus misses the largest opportunity to identify and implement network savings available from financial and physical grooming. Furthermore, management is not aware of any company that owns or deploys a database of global supply and pricing data along with proprietary network optimization tools to deliver an automated network optimization solution.

Automated pricing software: Management is not aware of any company that has an automated pricing system that leverages a similar global base of supply and pricing data along with robust pricing algorithms. The primary competition we encounter are the legacy pricing systems and processes that are entrenched in existing suppliers.

Remote Management Services and Professional Services: There is a wide range of telecommunications carriers, hardware manufacturers, and services firms that offer NOC services and network implementation services. Management believes that the unusually high degree of integration and automation used in the delivery of the Company’s NOC services is a competitive differentiator in the marketplace. Further, the tight integration of the network management systems with the Company’s unique pricing and provisioning systems and technologies make these solutions very valuable in the highly integrated service delivery model employed by Global Capacity.

Connectivity Solutions

The marketplace for connectivity solutions is highly competitive, including facility-based carriers, Virtual Network Operators, and Systems Integrators. Despite this, the Company does provide services to carriers and Virtual Network Operators and at times will partner with our competition to provide a seamless solution for their end users.

Some examples of competition from the three sectors are the following:

•	Facilities based carriers: AT&T, Verizon, Sprint, and Level 3

•	VNOs: Vanco and Virtela

•	Systems Integrators: EDS, IBM, and Perot Systems

RESEARCH AND DEVELOPMENT

Research and development includes the cost of developers and system engineers, outside contractors, and overhead costs while developing our products. These costs are not directly borne by customers, but rather are inherently built into the pricing of our products to our customers. The Company did not incur any significant research and development costs during 2007. Nevertheless, considerable progress was made in developing the Company Portal and Circuit Lifecycle Managers, key elements of our offerings moving forward.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company does not currently hold any patents related to its pricing portal and database and related proprietary software code and relies on trade secrets and copyright laws for its protection.

EMPLOYEES

At December 31, 2007, we had a total of 116 employees who were employed in the following areas: product development, quality assurance, product marketing and management, and sales. This compares to a total of 150 at December 31, 2006. We depend on our ability to attract, retain, integrate, and motivate highly-qualified sales, technical, and management personnel – for whom competition is intense. After the sale of Frontrunner in February 2008, headcount was reduced to 65. We do not anticipate that this number will increase significantly in the near future unless further acquisitions occur. We believe all relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement and are considered full-time.

GEOGRAPHIC INFORMATION

Financial information about geographic areas is incorporated by reference from Note 14 to our Consolidated Financial Statements included elsewhere in this Form 10-KSB.

AVAILABLE INFORMATION

Our Web site is http://www.globalcapacity.com. We will soon make available through our Web site, free of charge, our annual report on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission. Currently they are available directly on the SEC’s website at http://www.sec.gov.

Item 2.	Description of Property.

In late 2007, the Company moved its headquarters to 500 West Madison Street, Suite 2060, Chicago, Illinois, 60661 from its former location at 125 South Wacker Drive, Suite 300 Chicago, Illinois 60606. The Company also rents facilities in the United Kingdom at Salford, Greater Manchester and in New York City, Houston, the suburbs of Boston, and Lisbon, Portugal. The leases for Frontrunner’s space in Rochester, New York and its various branch offices were assigned to the buyer as part of the recent disposition.

The lease in the Boston suburbs was obtained in connection with the acquisition of CentrePath and it was set to expire in August 2008, but with annual options to renew. At year-end, management concluded a renegotiation of the lease with the landlord that will reduce the space by approximately two-thirds throughout 2008. The annual rent at this location was $738,000, before the benefit of an existing sub-lease. Once all interim reductions are complete in 2008, the new annual rent will be $179,000 through September 2013.

We do not presently hold or intend to hold any investments or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

Item 3.	Legal Proceedings.

We are not party to any pending legal proceeding other than routine litigation incidental to our business.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our Shareholders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock, par value $0.0001 per share, is traded on the OTC Bulletin Board under the symbol CGSY. At March 17, 2008, our common stock was held by approximately 550 holders of record. On March 17, 2008, the closing sale price of a share of our common stock was $0.57.

The high and low sale prices per share of our common stock from the four quarters during the year ended December 31, 2007 were as follows (the quotations reflect inter-dealer price, without retail mark-up, mark-down or commission and may not represent actual transactions):

Year ended December 31, 2007	High	Low
First Quarter	$1.21	$0.62
Second Quarter	$0.90	$0.46
Third Quarter	$0.95	$0.25
Fourth Quarter	$0.70	$0.20

Dividends

We have not paid any cash dividends since our inception, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

All unregistered securities issued during 2007 have been disclosed in our previous 10-QSB or 8-K filings.

Equity Compensation Plan Information

The following is summary of our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	60,708,027	$0.29	860,443

Total	60,708,027	$0.29	860,443

Additional information about compensation plans is incorporated by reference from Note 8 to our Consolidated Financial Statements included elsewhere in this Form 10-KSB.

Item 6.	Management’s Discussion and Analysis and Plan of Operation.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $7.9 million. Included in the current liabilities is $5.2 million of current maturities of long-term debt, net of $0.9 million associated with the fair value of the related warrants. This debt reflects indebtedness to its senior secured lender and the unconverted balance of its subordinated debt. Cash on hand at December 31, 2007 was $0.6 million (not including $0.2 million restricted for outstanding letters of credit) and the Company’s borrowing capacity under the asset-based loan agreement with its senior lender totaled $0.5 million. The Company has incurred net losses from continuing operations of $45.5 million and $8.9 million for the years ended December 31, 2007 and 2006, respectively, with results for 2007 including $32.1 million in non-cash expenses relating to the accounting treatment for stock, warrants, and options. Additionally, cash used in operating activities from continuing operations was $9.7 million and $3.9 million for the years ended December 31, 2007 and 2006, respectively.

The Company’s net working capital deficiency, recurring losses, and negative cash flows from operations raise doubt about its ability to continue as a going concern. Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors.

There was significant capital activity during 2007 and in the ensuing months as well. The major components are summarized below:

•

On January 19, 2007, the Company successfully completed the initial closing of a private offering of Units comprised of Series AA Preferred Convertible Stock with 100% warrant coverage and the Company concluded the offering on June 8, 2007, at which time an aggregate of $22.4 million of equity was raised (from a combination of cash infusions and conversions of debt to equity).

•

In the same timeframe of the initial equity closing, the Company raised an additional $14.2 million of debt financing pursuant to a senior secured credit agreement with Hilco Financial (initial draw of $7.0 million), a subordinated term loan from a small number of individuals, and a short-term bridge financing – bringing aggregate debt and equity funding to $37.0 million.

•

During the fourth quarter of 2007, $3.7 million was raised from the exercise of warrants at a price of $0.15 per share along with an additional $2.3 million from the private placement of securities at $0.15 per share.

•

Additional short-term funding of $2.0 million was raised in December 2007 under the subordinated debt facility and those proceeds were used as part of the reduction of the senior secured facility by $2.5 million.

These capital raises allowed the Company to re-finance existing indebtedness and fund its operations. On March 11, 2008, the Company closed on $19.0 million of senior secured convertible debentures. Approximately $8.9 million of the proceeds from the sale of the Debentures was used to pay off almost all previously outstanding indebtedness and $1.7 million was used to pay advisory fees to Capstone Investments and Aequitas Capital Management. The remaining proceeds will be used for working capital purposes and to support the Company’s new business development.

Results of Operations

2007 vs. 2006

Total revenues for 2007 were $17.2 million compared to $1.6 million in 2006. Although not truly comparable, had there been a full year of activity reported for 2006 by the entities acquired late in the year, there would be a 3% year over year decrease in the top line. A component of that change can be traced to a shift in product development and delivery at Magenta, where management prioritized the proprietary pricing tools that have now been placed in service.

Revenues generated from Optimization Solutions totaled $7.5 million, which represents professional services, remote network management services, and the use of our automated pricing software. The Connectivity Solutions business recorded $9.7 million from the design, delivery, and management of networks.

The gross margin rate was 29% for 2007 compared to 48% in 2006. The change is the result of shifts in staff utilization and product mix. In addition, as the software license business is entirely proprietary, gross margins on that particular line are quite high; however, a decision was made to re-tool those offerings in the short-term to better deliver the integrated product suite.

The operating expenses are as follows:

	Year Ended
	December 31, 2007	December 31, 2006
Compensation	$21,370,425	$3,770,237
Professional services	6,595,209	1,153,177
Depreciation and amortization	3,497,262	406,442
All other operating expenses	4,201,245	743,034

Total operating expenses	$35,664,141	$6,072,890

Operating expenses increased $29.6 million for the year ended December 31, 2007 as compared to December 31, 2006. The primary reason for this increase is due to the acquisitions of 20/20, Magenta, CentrePath, and GCG during the second half of 2006. As a result, the year ended December 31, 2007 includes a full year of operating expenses related to these activities compared to less than four months of operating expenses during the year ended December 31, 2006. The majority of operating expenses consist of compensation, professional fees, and depreciation and amortization. Included in compensation expense for 2007 are non-cash charges of $13.8 million related to the accounting treatment of certain stock option grants as compared to $1.8 million for 2006. This is driven by the application of Statement of Financial Accounting Standards (“SFAS”) No. 123R, Share-Based Payment (SFAS 123R) to the executive compensation packages approved at the end of the year as well as the severance provision for the former CEO. Professional services also includes similar non-cash charges of $4.3 million for 2007 as compared to $0.5 million for 2006. Depreciation and amortization expense relates primarily to the Network Operating Center (“NOC”) in suburbs of Boston and the fair value assigned to the Company’s intellectual property.

The remaining compensation, professional fees, and other operating costs relate to the continuing efforts in building and supporting current operations to integrate several disparate entities into a world-class telecommunications logistics provider. In the second half of 2007, management increased its efforts to contain costs and reduce expenses. Occupancy commitments were addressed – specifically including the location in the suburbs of Boston – and shell space in the NOC was reduced by two thirds.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the year ended December 31, 2007 reflect interest of $11.9 million on the various facilities closed throughout the year, including related warrant coverage. This interest includes $3.1 million related to the amortization of the fair value assigned to the warrants issued with the debt. In addition, the Company recognized $4.4 million related to a beneficial conversion feature associated with the issuance of the junior secured facility. The debt had a weighted average interest rate of 12.8%.

On January 19, 2007, we closed on an equity funding of $15.9 million toward the issuance of Units comprised of 15,869.4 shares of Series AA preferred stock (convertible into common stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 shares of Series AA preferred stock. We also entered into a Registration Rights Agreement with the Units purchasers which obligates us to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the we are late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trailing value of our shares of common stock for the applicable period. As of December 31, 2007, we had not filed a registration statement and therefore were obligated to issue 4,784,623 shares of common representing a non-cash registration rights penalty of $2.5 million. Holders of the affected shares include certain members of our Board of Directors. We intend to file a registration statement in the second quarter of 2008.

2006 vs. 2005

The results from 2006, as currently displayed in comparison, reflect Frontrunner and Nexvu as discontinued operations whereas, in prior years, they represented the majority of the activity of the Company.

Revenues for the twelve-month period ended December 31, 2006 and 2005 were heavily influenced by Frontrunner. The total revenues during 2006 and 2005 were $14.8 million and $15.7 million, respectively, of which $12.0 million and $14.3 million were derived by our Frontrunner segment, representing over 81% and 92%, respectively, of our consolidated revenues. Frontrunner revenues were generated from installation of voice and data systems as well as through maintenance contracts on installed systems. Maintenance revenues for Frontrunner for the twelve-month period ended December 31, 2006 and 2005, whether contractual or time and material-based, represented $7.1 million and $7.9 million, or 60% and 55%, respectively, of Frontrunner’s total revenues. The decrease was due to $0.4 million of lower moves/adds/changes sales in 2006 when compared to 2005 and a decrease in the number of customers under maintenance contracts, resulting in a reduction in maintenance revenue of $0.4 million. Customers under contract at December 31, 2006 and 2005 were 230 and 279, respectively. Frontrunner was notified by one large customer of its intent not to renew its annual maintenance agreement, which was expected to negatively impact maintenance revenue by $0.6 million in 2007. Installation revenue generated from Frontrunner during 2006 and 2005 totaled $4.9 million and $6.4 million, respectively, or 40% and 45%, respectively, of its total revenues. The reduction in Frontrunner’s installation revenue in 2006 from 2005 was the direct result of companies adopting newer telecommunication technology, which resulted in an overall increase in competition. Frontrunner’s ability to increase installation revenue will be highly dependent upon its ability to source this newer technology at a price point that allows them to be more competitive. Another factor includes Frontrunner’s ability to adequately train its employees and technicians on selling and supporting this newer technology. Nexvu revenues for each of the twelve-month periods ended December 31, 2006 and 2005 were $1.3 million, of which $1.0 million was derived from consulting services in both periods with the remaining revenues related to software licensing sales and related maintenance fees. During 2006, one customer accounted for approximately 80% of Nexvu’s overall revenue. We did not anticipate generating any revenue from this customer in 2007 – which will have a significant negative impact on Nexvu’s business. Our acquisition of CentrePath, which generates revenue by providing network control services, along with related consulting services contributed approximately $0.7 million of additional revenue during 2006. Revenues generated in 2006 from our acquisitions of 20/20 and Magenta (in September) and GCG (in December) through December 31, 2006 totaled $0.5 million and $0.4 million, respectively.

The gross margin rate was 49% for 2006 compared to 46% in 2005. Frontrunner’s overall gross margins, which accounted for 81% and 76% of the overall gross margin dollars generated during 2006 and 2005, were 49% and 46%, respectively. Frontrunner’s installation margins were 28% and 27%, while maintenance revenues gross margins were 54% and 52% during 2006 and 2005, respectively. Frontrunner’s maintenance gross margin improved slightly as a result of implementing several cost cutting measures during 2006 in response to an overall reduction in Frontrunner’s maintenance revenue from several customers not renewing their annual support agreements. Since a large percentage of those maintenance costs are fixed in nature, any significant reduction in maintenance revenue would have a deteriorating effect on the related gross margins. The Nexvu gross margin rate for 2006 was 52% and 47% for the years ended 2006 and 2005, respectively. The increase in gross margin percentage was due to an overall reduction in royalty costs incurred during the year. In 2005, we paid a company $150,000 in royalties versus $0 in 2006. We had begun the process of renegotiating our license agreement with this company, which could result in higher royalty payments in the future. The recently acquired entities (20/20, Magenta, CentrePath, and GCG) had a combined gross margin of 48% and accounted for approximately 10% of the overall gross margin dollars recognized in 2006.

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

Frontrunner absorbs a majority of the selling, general, and administrative expenses due to the relative size of the organization compared to the rest of the entities. Also, the total operating expenses only include 20/20, Magenta, CentrePath, and GCG from their respective acquisition dates through December 31, 2006. The majority of our operating expenses consist of compensation expenses and professional fees. Of the total $14.9 million and $9.0 million of operating expenses recognized during 2006 and 2005, Frontrunner comprises $7.2 million and $6.4 million, respectively. When comparing Frontrunner’s operating expenses from 2006 to 2005, the increase of $0.8 million was primarily due to a goodwill impairment charge of $1.4 million, partially offset by $0.6 million of lower levels of compensation and travel and entertainments costs. The decrease in these costs was the result of an overall reduction in headcount as Frontrunner’s revenue had declined from $14.3 million in 2005 to $12.0 million 2006. Operating expenses for Nexvu and CGSI accounted for $5.8 million during 2006, up from $2.7 million for the year ended 2005. During 2006, we adopted FAS123(R), which resulted in the recognition of stock compensation expense of $1.8 million for stock options and warrants issued to employees, which was classified in compensation costs. The Company had expensed executive bonuses totaling $0.6 million and had an increase in compensation costs of $0.1 million during 2006. The Company also had an overall increase in professional fees and outside services of $0.7 million in 2006, when compared to the prior year of which approximately $0.4 million related to stock warrants issued and $0.1 million related to the issuance of common stock to a non-employee related to consulting services provided. These costs were partially offset by lower operating costs for Nexvu of $0.3 million, which were primarily compensation-related as the result of an overall reduction in headcount. The remaining increase in operating costs in 2006 when compared to 2005 was due to our acquisitions of 20/20 (including Magenta), CentrePath, and GCG, which totaled $1.5 million, $0.3 million, and $0.1 million, respectively. The increase in depreciation and amortization was the result of the identified intangible assets and fixed assets associated with our acquisitions of 20/20 (and its subsidiary, Magenta), CentrePath, and GCG. The total amount of amortization and depreciation expense recognized during 2006 was $0.2 million, $0.2 million, and $0.1 million, respectively.

Interest expense for 2006 was $3.9 million compared to $0.3 million during 2005. The increase in interest expense is the direct result of the additional indebtedness to facilitate our acquisitions of 20/20 (and Magenta), CentrePath, and GCG during 2006, along with our additional indebtedness. Of the increase in interest expense, approximately $2.8 million related to expense allocated to the stock warrants issued in connection with the debt.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations during the years ended December 31, 2007 and 2006 was $9.7 million and $3.9 million, respectively. The cash used in operating activities was principally due to the net loss for the year. There was a significant variance between operating loss and net cash used in operating activities from continuing operations during the year due to non-cash stock compensation of $13.8 million, debt-related stock warrant expense issued of $11.5 million, consulting expenses paid in stock and warrants of $4.3 million, registration rights penalty of $2.5 million and non-cash depreciation and amortization expense of $3.5 million.

The cash used in investing activities from continuing operations was $0.4 million and $10.3 million for the years ended December 31, 2007 and 2006, respectively. During 2006, the Company made three investments in acquisitions for 20/20 (including Magenta), CentrePath, and GCG. We did not make any acquisitions during 2007.

Net cash provided by financing activities from continuing operations during the period ended December 31, 2007 and 2006 was $14.4 million and $16.4 million, respectively. The cash provided from financing activities during the period ended December 31, 2007 was due to the issuance of common stock offset by payments made on debt. The cash provided from financing activities during the period ended December 31, 2006 was the result of the additional indebtedness from the issuance of a mandatory convertible debt, which totaled $1.3 million and other short-term debt to acquire 20/20 (including Magenta), CentrePath, and GCG, which totaled $2.5 million, $7.9 million, and $4.7 million, respectively.

Historically our working capital requirements have been met through proceeds of private equity offerings and debt issuances. On March 11, 2008, we completed a private placement of $19.0 million of securities with a number of investors. The proceeds, net of $1.7 million of advisory fees, were used to extinguish the Senior Secured debt as well as all remaining subordinated debt that had not been converted to equity previously. The outstanding balances of the Senior Secured and the subordinated debt were $6.6 million and $2.0 million, respectively. The remaining proceeds were retained for working capital purposes. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations which we expect will occur starting in the second quarter of 2008. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

The following table summarizes our future contractual obligations as of December 31, 2007:

	Operating Leases	Debt Obligations
2008	$594,893	$6,090,588
2009	375,298	9,539,274
2010	345,527	23,836
2011	245,171	23,836
2012	134,109	23,836
Thereafter	—	42,856

Total contractual obligations	$1,694,998	$15,744,226

From time to time, we may evaluate potential acquisitions of businesses, products, or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use third party technologies. In addition, in making such acquisitions or investments, we may assume obligations or liabilities that may require us to make payments or otherwise use additional cash in the future.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances, and is effective beginning after December 31, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position and results of operations.

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 establishes accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, as equity in the consolidated financial statements and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult, and subjective estimates and judgments.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software, and the rendering of services. It also generates revenue from the provisioning and reselling of telecommunication circuits and from supporting and monitoring of its customers’ networks.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), SAB 104 incorporates Emerging Issues Task Force 00-21 (EITF 00-21), Multiple Deliverable Revenue Arrangements. EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets.

Both SOP 97-2 and SAB 104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to the customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the product or software has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP97-2. Under this method, the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license under the residual method of accounting as prescribed in SOP 97-2.

The Company also earns sales revenue from providing its customers ongoing access to broadband data services and from the installation of those services. Ongoing services are billed in advance and the installation of those services is billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

The Company defers maintenance and services revenue related to providing network monitoring and the ongoing access to broadband. This revenue is recognized ratably over the term of such contracts. The Company defers recognition of revenue on consulting and training billings until the related services are performed.

Goodwill and Intangible Assets

SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142) requires goodwill to be tested for impairment on an annual basis and between annual tests in certain circumstances, and written down when impaired. Furthermore, SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their useful lives unless these lives are determined to be indefinite. Intangible assets, consisting of software licenses, databases, developed technology, customer lists, and trade names, are amortized on a straight-line basis over periods ranging from three to eleven years, representing the remaining life of the assets.

Based on the impairment test performed at 2007, the Company determined no impairment of goodwill or intangibles should be recognized. There can be no assurance that future goodwill or impairment tests will not result in a charge to earnings.

Stock-Based Compensation

In the first quarter of 2006, the Company adopted SFAS No. 123R, Share-Based Payment, (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R resulted in the recognition of stock-based compensation expense during ended December 31, 2007 of $13.8 million compared to $1.8 million in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18); and Emerging Issues Task Force Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of the Company’s. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of December 31, 2007 or 2006.

Factors Affecting Future Performance

In evaluating us and our business, you should carefully consider the following risks. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. The order in which the following risks are presented is not intended to represent the magnitude of the risks described. Many of the risks set forth below are written as they apply to our business as presently constituted, but have similar if not identical application to the businesses of any companies us may acquire in the future.

Acquisition Risks

We may choose to effect additional acquisitions. Should we choose to effect additional acquisitions, any such future acquisition shall be subject to all of the risks inherent in purchasing a new business. Shareholders must rely upon management’s estimates as to fair market value and future opportunities with respect to acquisitions of such companies. In addition, in order to attract and retain key personnel with respect to any acquisitions (including 20/20, Magenta, CentrePath, and GCG), we may be obligated to increase substantially the benefits with respect to employment agreements and equity participation rights (through the issuance of stock, warrants, options, phantom stock rights, or other assets with equity participation features) which could be substantially dilutive of existing shareholders.

We face operational challenges and have a history of losses. With the exception of GCG, each of our operating subsidiaries has a history of losing money and is presently losing money and despite the foreseen nature of those losses, there can be no assurances that the integrated Company will be able to generate profits. We have lost money over our operating history and there can be no assurances that either our historical business or our business as centered on our new Telecom Logistics Integrator strategy will prove profitable. This risk is further heightened by the fact that the integration of an acquired business often results in the incurring of substantial costs and possible disruption of the business once acquired due to differences in the culture between the entities and the possibility that key employees may either elect not to continue with the integrated entity or work under a different motivation than prior to the acquisition. In addition, customers and suppliers may modify the way they do business due to their perception of the company post-acquisition and/or due to certain preconceived issues that they may have with the acquiring company.

We have incurred substantial debt in developing the business and in acquiring our subsidiaries, although a significant part of this has now converted to equity. There can however be no assurances that the Company will be able to refinance or extend any existing debt. At December 31, 2007, we had incurred substantial debt with our primary secured lender and with the providers of subordinated secured debt and short-term bridge debt. All of such debt was refinanced in March 2008 with a portion of the proceeds of $19 million of five-year senior secured convertible notes (the “Convertible Notes”) issued to a small group of institutional lenders, together with detached warrant coverage and subject to a registration rights agreement obligating us to register the shares of common stock underlying the Convertible Notes and the warrants. There is a risk that the Company will be unable to meet all of the covenants contained in the Convertible Notes or other associated loan documents, including the obligation to pay interest on a regular basis and the obligation to timely register the shares of common stock underlying the Convertible Notes and warrants, which could result in acceleration of the indebtedness and/or the incurring of penalty interest and significant penalties associated with failure to timely register the shares of common stock. There is also a risk that on maturity of the Convertible Notes we will lack the funds to repay the same. Conversely, the Convertible Notes are convertible into common stock at 50 cents per share, subject to a reset in the conversion price in the future, and with full ratchet anti-dilution protection. Conversion of the Convertible Notes and exercise of the warrants could be substantially dilutive to existing shareholders.

Business Risks

Our success is highly dependent on us taking principal positions in telecommunication circuit contracts, especially with ‘novations’. The significant revenue growth in our business plan is predicated on our ability to successfully take principal positions in large telecommunication circuit contracts. A novation is the assumption of existing circuits business from a client and managing it to an improved cost basis with the same or better quality of services. Since these contracts tend to have a high dollar value, any delay in securing them will have a significant impact on our current year’s revenue and cash from operations. Customers and suppliers alike will demand credit worthiness as well. We have many such opportunities in our sales pipeline and the market appears ready to accept our innovative approach to outsourcing of these functions. In the event we do experience a delay or are ultimately unsuccessful in closing these orders, we may be forced to raise additional capital through issuance of new equity or increased debt load, or a combination of both to fund our current operations. However, there can be no assurance we will be able to raise additional capital or issue additional indebtedness, or if we do so that it will not be dilutive of existing investors. There is a risk that prospective customers may delay or not issue orders until our balance sheet is stronger and that potential suppliers of bandwidth may cutback supply of bandwidth absent cash or cash collateral.

We have historically lost money and losses may continue. We have incurred losses since our inception and cannot assure you that we will achieve profitability. Through December 31, 2007, we have incurred cumulative losses of $73.0 million compared to a cumulative loss of $22.6 million through December 31, 2006. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

We may need additional capital. We may need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us (including due to the full ratchet antidilution rights in favor of the holders of our senior debt and financing on unattractive terms). Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on our business.

We are dependent upon key members of management. Our success depends to a significant degree upon the continuing contributions of our key management. These individuals have the most familiarity with the products we offer and the markets in which we offer them. The loss of any of these individuals could have a material adverse effect on our business and we do not maintain key man insurance on any of these individuals.

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

Competition in our current and anticipated future markets is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our products and services. Additionally, there can be no assurances that we will be able to successfully develop the next generation of products and services necessary to establish a lead on the market or that if we are able to do so, that customer acceptance for these products could continue. Replication by competitors of our existing products, failure to develop new products, or failure to achieve acceptance of products could have a material adverse effect on our business and financial condition.

Given the software-intense nature of our business, once a product or service is developed, competition has the ability to lower its pricing significantly to gain market share, due to the minimal incremental cost to production. Additionally, certain aspects of the market may be lost to the extent that “free” software is developed to address this functionality. These factors could have a material adverse effect on our business and financial condition.

In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers and suppliers as to the viability of the Company. Even if we are profitable, we may experience significant resistance from prospective customers due to our relatively small size. This could be exacerbated as we have not attained profitability since our inception and we continue to maintain significant debt on our balance sheet. This resistance could have a material adverse effect on our results of operations and financial condition.

We face various Software, and Software License Issues. Defects in our software could reduce demand for our products and expose us to costly liability that would adversely affect the Company’s operating results. Our technology solutions are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new products or enhancements until after they are sold.

In addition, our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state, or local laws, ordinances, or judicial decisions. Although we have not experienced any product liability claims to date, sale and support of our products entails the risk of such claims, which could be substantial in light of our customers’ use of many of our products in mission-critical applications. We do not maintain product liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse affect on our results of operations and financial condition.

We face uncertainties regarding protection of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights. There is not patent protection for those technologies that are the subject of trade secrets, and our ability to protect such competitive advantages will be a function of many factors that are not fully within our control, including maintenance of confidentiality agreements and general efforts to keep trade secret information from coming into the public domain. Failure to protect our patents and our confidential information (as well as associated business techniques) could have a material adverse impact upon the way in which the Company does business.

Item 7.	Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Growth Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Growth Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, statement of shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 15 of the consolidated financial statements, the Company’s recurring losses, negative cash flows from operations and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 15. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Plante & Moran, PLLC

Elgin, IL

April 14, 2008

CAPITAL GROWTH SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,410	$1,203,819
Accounts receivable, net	1,781,944	1,592,110
Prepaid expenses and other current assets	1,645,797	516,592
Current assets of discontinued operations	2,386,392	2,429,677

Total Current Assets	6,673,543	5,742,198
Property and equipment, net	1,418,432	3,915,820
Intangible assets, net	8,307,802	9,493,179
Goodwill	12,513,090	12,513,090
Other assets	477,597	38,508
Long-term assets of discontinued operations	1,031,490	5,677,953

TOTAL ASSETS	$30,421,954	$37,380,748

LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Current maturities of long-term debt	$5,182,023	$21,243,010
Accounts payable	2,750,186	1,429,882
Accrued expenses	3,231,261	3,352,806
Deferred revenue, current portion	536,599	608,461
Current liabilities of discontinued operations	2,827,272	7,378,404

Total Current Liabilities	14,527,341	34,012,563
Long-term portion of debt	6,365,985	777,260
Deferred revenue, net of current portion	76,270	112,222
Long-term liabilities of discontinued operations	727,276	570,587

Total Liabilities	21,696,872	35,472,632

SHAREHOLDERS’ EQUITY
Preferred stock, $.0001 par value; none authorized, issued or outstanding as of December 31, 2007 and 5,000,000 authorized, 2,516.10 Series B Convertible issued and outstanding as of December 31, 2006	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 123,752,039 issued and outstanding at December 31, 2007 and 25,000,000 authorized, 21,015,069 issued and outstanding at December 31, 2006	12,374	2,101
Additional paid-in capital	81,849,171	24,519,495
Foreign currency translation adjustment	(89,533)	(48,904)
Accumulated deficit	(73,046,930)	(22,564,576)

Total Shareholders’ Equity	8,725,082	1,908,116

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$30,421,954	$37,380,748

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
REVENUE	$17,228,050	$1,557,251
COST OF GOODS SOLD	12,175,462	804,667

GROSS MARGIN	5,052,588	752,584

OPERATING EXPENSES
Compensation	21,370,425	3,770,237
Travel and entertainment	1,369,711	216,730
Occupancy	1,776,331	133,703
Professional services	6,595,209	1,153,177
Insurance	316,766	130,224
Depreciation and amortization	3,497,262	406,442
Other operating expenses	738,437	262,377

TOTAL OPERATING EXPENSES	35,664,141	6,072,890

OPERATING LOSS	(30,611,553)	(5,320,306)
Loss on disposal of assets	500,914	—
Registration rights penalty	2,531,428	—
Interest	11,877,806	3,524,991

Loss from continuing operations	(45,521,701)	(8,845,297)
Loss from discontinued operations, net of tax	(4,960,653)	(2,734,964)

Net loss	(50,482,354)	(11,580,261)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	(20,424,432)	—

Net loss applicable to common shareholders	$(70,906,786)	$(11,580,261)

Loss from continuing operations	$(0.84)	$(0.48)
Loss from discontinued operations	(0.06)	(0.15)
Net loss applicable to common shareholders	$(0.90)	$(0.63)
Average shares outstanding	79,016,885	18,316,358

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—
Stock issued for 20/20 acquisition	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—
Stock-based compensation expense	—	—	—	1,297,769	—	—	1,297,769	—
Stock issued for consulting services	100,000	—	10	134,990	—	—	135,000	—
Warrants issued to employees	—	—	—	502,591	—	—	502,591	—
Warrants issued to consultants	—	—	—	388,366	—	—	388,366	—
Warrants issued with debt financing	—	—	—	4,197,121	—	—	4,197,121	—
Foreign currency translation adjustment	—	—	—	—	—	(48,904)	(48,904)	(48,904)
Net loss for 2006	—	—	—	—	(11,580,261)		(11,580,261)	(11,580,261)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$(11,629,165)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	—
Issuance of Series AA preferred stock warrants						9,182,990			9,182,990	—
Beneficial conversion of Series AA preferred stock						11,241,442			11,241,442	—
Deemed dividend related to the conversion of Series AA preferred stock to common stock						(20,424,432)			(20,424,432)	—
Issuance of Series AA preferred stock		20,635			2	17,930,608			17,930,610	—
Conversion of preferred stock to common stock	49,552,714	(20,635)	(2,516)	4,955	(2)	(4,953)			—	—

Beneficial conversion feature related to junior secured facility						3,010,451			3,010,451	—
Stock warrants issued with debt financing						8,453,916			8,453,916	—
Stock and warrants issued for services	5,000,000			500		5,202,455			5,202,955	—
Warrant conversion	25,279,502			2,528		3,789,397			3,791,925	—
Registration rights penalty	4,784,623			478		2,530,950			2,531,428	—
Debt to equity conversion	1,019,723			102		152,814			152,916	—
Stock-based compensation expense						13,791,601			13,791,601	—
Issuance of common stock	17,100,408			1,710		2,472,437			2,474,147	—
Foreign currency translation adjustment								(40,629)	(40,629)	(40,629)
Net loss for 2007							(50,482.354)		(50,482,354)	(50,482,354)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$81,849,171	$(73,046,930)	$(89,533)	$8,725,082	$(50,522,983)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2007	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(45,521,701)	$(8,845,297)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,497,262	406,442
Loss on disposal of assets	500,914	—
Consulting expenses paid in common stock and warrants	4,318,858	523,366
Stock warrant expense related to debt financing	11,464,367	2,809,057
Registration rights penalty	2,531,428	—
Stock-based compensation	13,791,601	1,800,359
Changes in working capital items, net of amounts acquired:
Accounts receivable	(189,834)	(220,906)
Prepaid expenses and other current assets	(1,129,205)	(200,478)
Deposits and other assets	(63,340)	—
Accounts payable	1,320,304	(406,295)
Accrued expenses	(121,545)	141,583
Deferred revenue	(107,814)	47,420

Total adjustments	35,812,996	4,900,548

Net cash used in continuing operations	(9,708,705)	(3,944,749)
Net cash used in discontinued operations	(2,187,226)	(1,389,074)

Net cash used in operating activities	(11,895,931)	(5,333,823)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of 20/20, net of cash acquired	—	49,856
Acquisition of CentrePath, net of cash acquired	—	(5,011,672)
Acquisition of Global Capacity Group, net of cash overdraft	—	(5,326,879)
Purchase of property and equipment	(365,232)	—

Net cash used in investing activities from continuing operations	(365,232)	(10,288,695)

CASH FLOW FROM FINANCING ACTIVITIES
Increase (decrease) in debt, net	(10,422,441)	16,438,399
Issuance of stock	25,233,695	—
Payment of financing costs	(375,749)	—

Net cash provided by financing activities from continuing operations	14,435,505	16,438,399
Net cash used in financing activities from discontinued operations	(2,478,122)	—

Total cash provided by financing activities	11,957,383	16,438,399

Effect of exchange rate on cash and equivalents	(40,629)	(48,904)

Increase (decrease) in cash and cash equivalents	(344,409)	766,977
Cash and cash equivalents – beginning of period	1,203,819	436,842

Cash and cash equivalents – end of period	$859,410	$1,203,819

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$1,761,919	$403,701
Cash paid for interest for discontinued operations	$86,581	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of short-term bridge and convertible notes into preferred stock	$4,585,795	—
Conversion of short-term bridge notes to junior secured facility	$5,388,438	—
Issuance of common stock	$313,457	—
Common stock issued for the acquisition of 20/20		$5,167,634
Debt refinanced for the acquisition of 20/20		$3,559,416

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Organization and Basis of Presentation.

The accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (“CGSI”) and its wholly-owned subsidiaries, 20/20 Technologies, Inc. (“20/20”), Magenta netLogic Ltd. (“Magenta”), CentrePath, Inc. (“CentrePath”), and Global Capacity Group, Inc. (“GCG”). Except where necessary to distinguish the entities, together they are referred to as the “Company.” All intercompany accounts have been eliminated in consolidation.

Prior to 2004, Capital Growth Systems, Inc. (“CGSI”) was a publicly reporting shell corporation with no active business. In January 2004, the Company acquired, by way of subsidiary merger, Nexvu Technologies, LLC (“Nexvu”), a development-stage company in the network performance management business. During 2007, the Company hibernated Nexvu’s operations (eliminating all operating expense associated with the business) while it evaluated alternatives for the core Nexvu intellectual property (IP), which management believes to have value in the market.

In September 2004, CGSI acquired Frontrunner Network Systems (“Frontrunner”) via a subsidiary merger. Frontrunner is known as an “interconnect” company, which installs and services customer-premise voice, data, and video networks. In 2007, the Company agreed to sell Frontrunner. The sale was completed on February 19, 2008 and is discussed in the “Subsequent Events” note.

During the first quarter of 2007, the Company determined both Nexvu and Frontrunner were not core to its telecom logistics model and met the definition of discontinued operations as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) the financial results of these two entities are presented as discontinued operations. See the “Discontinued Operations” note for further discussion.

Acquisition of 20/20

On September 8, 2006, the Company entered into an Agreement and Plan of Merger with 20/20 and its wholly-owned UK subsidiary, Magenta. Pursuant to the terms of the Agreement, the Company agreed to acquire all of the capital stock of 20/20 in exchange for certain cash, stock consideration, and the assumption of certain indebtedness. The Company and 20/20 effected the transaction through a reverse triangular merger whereby a subsidiary established for the purpose of merger was merged with 20/20 and 20/20 was the surviving corporation.

The aggregate consideration paid to 20/20 in connection with the merger was $8.7 million, comprised of debt refinanced in the amount of $3.5 million and stock valued at $5.2 million. The stock consideration consisted of 3,899,315 shares of the Company’s common stock, par value of $0.0001 (“common stock”) and 2,516.10 shares of the Company’s Series B preferred stock, par value $.0001 (the “Series B Preferred Stock”, and collectively with the shares of common stock, the “Transaction Shares”). The value of the Transaction Shares was based on the average closing price of the Company’s common stock for the ten trading days immediately preceding the Closing Date and was equal to $0.68 per share. The Series B Preferred Stock, by its terms, converted into an additional 3,700,147 shares of common stock upon June 25, 2007, common shareholder approval of increasing the number of authorized shares of common stock from 25,000,000 to 350,000,000. All of the Transaction Shares have been released to the former shareholders of 20/20.

Acquisition of CentrePath

On November 22, 2006, the Company entered into an Agreement and Plan of Merger with CentrePath, Inc. pursuant to which CentrePath merged with and into a subsidiary of the Company established for that purpose. The merger consideration paid to the CentrePath stockholders was a cash amount equal to $6.8 million, subject to a post-closing net working capital adjustment. On November 30, 2006, the Company consummated the acquisition. Pursuant to the Agreement, an additional payment of $0.75 million related to the post-closing net working capital adjustment was established, bringing the total amount of the merger consideration to $7.5 million. The additional payment due was recorded in accrued expenses at December 31, 2006 and paid in 2007.

As part of this Merger, the Company borrowed $7.9 million in November 2006 with $6.8 million of the proceeds used toward the purchase of CentrePath and the balance of the proceeds used for working capital. The financing was secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units pursuant to the Units offering on January 19, 2007 as discussed in the “Shareholders’ Equity” note. In connection with the funding of this loan, the Company issued warrants to purchase 2,261.27261 shares of Series AA preferred stock (representing 3,925,000 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis). Due to the June 2007 amendment to the Company’s Articles of Incorporation to increase its authorized common stock, the warrants issued in connection with the loans became exercisable to purchase common stock.

Acquisition of GCG

Effective December 12, 2006, the Company consummated the acquisition of GCG. The aggregate cash consideration paid at closing was $5.3 million. GCG’s former stockholders were entitled to additional contingent consideration after the second and third anniversary dates of the merger if certain revenue and profitability thresholds were reached by GCG after the merger. The parties agreed to various revenue and gross margin combinations that could have resulted in additional consideration between $1.5 million and $3.0 million on each of the second and third anniversary dates. The Company required the former shareholders to be employed by GCG in order to receive any such additional consideration payments. The agreed upon revenue thresholds ranged between $9.0 million and $13.4 million and the gross profit thresholds ranged between 27.5% and 30% of revenue. Any additional consideration to be paid on the second anniversary date was to have been paid in cash. Contingent consideration on the third anniversary date may have been paid in cash or CGSI common stock at the Company’s discretion. Ultimately, on October 31, 2007, separation agreements were reached with the former owners and all claims to potential earn-out payments were released in exchange for a lump sum payment of $350,000. This amount was paid in 2007 and is included as compensation expense.

The Company authorized a tranche of up to $5.5 million of 60-day bridge notes pursuant to a Global Bridge Note Purchase Agreement dated as of December 11, 2006, by and among the Company and various lenders party thereto, to provide the cash necessary to fund the purchase of Global Capacity Group, Inc. plus an additional amount of up to $200,000 for general working capital purposes. Each bridge note bore interest at 8% per annum and was secured by a collateral pledge of the stock of GCG as well as a junior security interest in the assets of the Company. In addition, for each $1.0 million of bridge notes funded, the lenders received a detachable warrant to purchase up to 225.00225 shares of Series AA Convertible Preferred Stock, which by its terms was convertible into 500,000 shares of common stock upon the authorization of the underlying common stock. The warrants were exercisable on or before December 31, 2009 at an as-converted to common stock purchase price of $0.45 per share. The Series AA Convertible Preferred Stock provided for the automatic conversion to common stock once the Articles of Incorporation for the Company were amended to authorize the issuance of not less than 200,000,000 shares of common stock. The Articles were amended in June 2007. On December 11, 2006, $4.7 million of bridge notes were issued. The balance of the merger consideration was provided by available cash from the Company. In the first quarter of 2007, $2.9 million of the principal and accrued interest related to the bridge notes was extended and became part of the Company’s new junior secured facility and the remaining balance of $1.8 million was repaid. See the “Debt” note for further discussion. There was no further obligation related to the bridge notes outstanding as of December 31, 2007.

The Company determined the fair value of the assets acquired and liabilities assumed, including identifying the value of intangible assets that existed at the dates of the acquisitions. Under the purchase method of accounting, the total consideration as shown in the table below is allocated to tangible and intangible assets and liabilities based on their fair values as of the date of completion of the acquisitions. The consideration was allocated as follows:

	20/20	CentrePath	GCG
Cash	$—	$7,500,000	$5,300,000
Debt refinanced	3,559,416	—	—
Stock issued	5,167,634	—	—
Professional fees	250,000	150,000	150,000

Total consideration	$8,977,050	$7,650,000	$5,450,000

Assets and liabilities acquired/assumed
Cash	$49,856	$2,488,328	$—
Accounts receivable, net	66,115	889,608	415,481
Prepaid expenses and other assets	18,815	263,120	52,451
Property and equipment, net	9,904	3,910,000	192,002
Accounts payable	(639,589)	(282,012)	(364,575)
Accrued expenses and other current liabilities	(357,783)	(2,438,583)	(303,917)
Cash overdraft	—	—	(26,879)
Deferred revenue	(258,254)	(415,009)	—
Capital lease obligations	—	(59,272)	(28,370)
Notes payable	(3,247,479)	—	(75,398)
Net assets acquired (liabilities assumed)	(4,358,415)	4,356,180	(139,205)
Identifiable intangible assets	4,525,400	1,540,000	3,640,000
Goodwill	8,810,065	1,753,820	1,949,205

Total	$8,977,050	$7,650,000	$5,450,000

The Company valued the identifiable intangible assets acquired using an appraisal. The identifiable intangible assets, estimated useful lives, and expected annual amortizations are as follows:

20/20	Fair Value	Useful Life	Annual Amortization
Developed technology	$3,755,400	11 years	$341,400
Trade name	50,000	3 years	16,667
Customer base	720,000	8 years	90,000

	$4,525,400		$448,067

CentrePath	Fair Value	Useful Life	Annual Amortization
Developed technology	$970,000	9 years	$107,778
Trade name	90,000	3 years	30,000
Customer base	480,000	6 years	80,000

	$1,540,000		$217,778

GCG	Fair Value	Useful Life	Annual Amortization
Developed technology	$1,070,000	5 years	$214,000
Trade name	210,000	3 years	70,000
Retail customer base	2,210,000	10 years	221,000
Wholesale customer base	150,000	6 years	25,000

	$3,640,000		$530,000

The amounts allocated to goodwill are not deductible for tax purposes.

Unaudited Pro Forma Financial Information

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of 20/20 (including Magenta), CentrePath, and GCG had occurred as of January 1, 2006:

December 31, 2006
Net revenue	$17,734,556
Net loss	$(18,929,876)
Net loss per share:
Basic and diluted	$(0.85)
Weighted average shares outstanding:
Basic and diluted	22,215,673

The unaudited pro forma condensed consolidated results of operations are not necessarily indicative of results that would have occurred had the acquisitions occurred as of January 1, 2006, nor are they necessarily indicative of the results that may occur in the future.

NOTE 2. Summary of Significant Accounting Policies.

Cash and Cash Equivalents

The Company considers those short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents. As of December 31, 2007, the Company had $0.2 million of restricted cash for outstanding letters of credit.

Fair Value of Financial Instruments

The carrying amount of cash, accounts receivable, prepaid expenses, current maturities of long-term debt and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments. Long-term debt approximates fair value due to the interest rates on the promissory notes approximating current rates.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the FDIC insurance limit.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for uncollectible accounts. The Company provides an allowance for uncollectible accounts receivable based upon prior experience and management’s assessment of the collectability of existing specific accounts. Total reserve for uncollectible accounts was $99,000 and $64,000 as of December 31, 2007 and 2006, respectively. The Company’s policy is to write-off accounts receivable balances once management has deemed them to be uncollectible.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over their estimated useful lives of three to fifteen years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

Goodwill and Intangible Assets

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have been no current events or circumstances that would indicate an impairment of goodwill exists and there were no changes in the carrying amount of goodwill for the year ended December 31, 2007 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	Gross Carrying Cost	Acquired Value
	December 31,
	2007	2006
Acquisition of 20/20	$8,810,065	$8,810,065
Acquisition of CentrePath	1,753,820	1,753,820
Acquisition of GCG	1,949,205	1,949,205

End of the year	$12,513,090	$12,513,090

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets that are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset or asset group may not be recoverable. The Company has determined that no impairments existed as of December 31, 2007. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded represents the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Gross carrying amounts, accumulated amortization, and estimated amortization period for each major intangible asset class are as follows:

		As of December 31, 2007
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 11	$5,805,400	$(809,788)	$4,995,612
Trade names	3	350,000	(129,246)	220,754
Customer base	6 to 10	3,560,000	(468,564)	3,091,436

Total	8.52 weighted average years	$9,715,400	$(1,407,598)	$8,307,802

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	$5,795,400	$(141,220)	$5,654,180
Trade names	350,000	(13,890)	336,110
Customer base	3,560,000	(57,111)	3,502,889

Total	$9,705,400	$(212,221)	$9,493,179

Amortization expense for the years ended December 31, 2007 and 2006 related to the intangible assets was $1.2 million and $0.2 million, respectively.

Estimated amortization expense for the intangible assets is as follows for the years ending December 31:

2008	$1,195,844
2009	1,183,265
2010	1,079,178
2011	1,065,349
2012	856,895
Thereafter	2,927,271

$8,307,802

Impairment of Long-lived Assets

The Company assesses the recoverability of long-lived assets in accordance with SFAS 144. The impairment of long-lived assets held for sale is measured at the lower of book value or fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on the carrying amount of the asset and its fair value, which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. Additionally, SFAS 144 expands the scope of discontinued operations to include all components of an entity with operations that (1) can be distinguished from the rest of the entity and (2) will be eliminated from the ongoing operations of the entity in a disposal transaction.

The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include the following:

•	a significant decrease in the market price of a long-lived asset or asset group;

•	a significant adverse change in the extent or manner in which a long-lived asset or asset group is being used or in its physical condition;

•	a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset or asset group, including an adverse action or assessment by a regulator;

•	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset or asset group;

•

a current period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of a long-lived asset or asset group; and

•	a current expectation that, more likely than not, a long-lived asset or asset group will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

There were no impairment charges recognized related to the long-lived assets of the continuing operations for the years ended December 31, 2007 and 2006.

Revenue Recognition

The Company generates revenue from selling and installing hardware, licensing its software, and the provision of services.

For revenue from product sales and services, the Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104), which incorporates Emerging Issues Task Force Issue No. 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue from the sale of software is recognized in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9).

Both SOP 97-2 and SAB 104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded.

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

The Company also earns sales revenue from providing its customers ongoing access to broadband data services and from the installation of those services. Ongoing services are billed in advance and the installation of those services is billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

The Company defers maintenance and services revenue related to providing network monitoring and access to broadband. This revenue is recognized ratably over the term of such contracts. The Company defers recognition of revenue on consulting and training billings until the related services are performed.

Accounting for Stock-Based Compensation

In the first quarter of 2006, the Company adopted SFAS No. 123R, Share-Based Payments (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. Prior to SFAS 123R, the Company disclosed the pro forma effects of SFAS 123 under the minimum value method. The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R resulted in the recognition of stock-based compensation expense for the years ended December 31, 2007 and 2006 of $13.8 million and $1.8 million, respectively. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123; Emerging Issues Task Force Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18); and Emerging Issues Task Force Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Income Taxes

The Company adopted the provisions of FASB Interpretation No 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest, and penalties, accounting in interim periods, disclosure, and transition.

The Company and its subsidiaries, file income tax returns in the U.S. federal jurisdiction, and various state as well as local and foreign jurisdictions. Based on its evaluation, the Company has concluded that there are no significant unrecognized tax benefits. The Company’s evaluation was performed for the tax years ended December 31, 2003, 2004, 2005, and 2006, the tax years that remain subject to examination by major tax jurisdictions as of December 31, 2007. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of income tax expense.

Comprehensive Loss

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and displaying of comprehensive income, its components, and accumulated balances. Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. The following is the Company’s comprehensive loss for the years ended December 31, 2007 and 2006:

	Years Ended December 31,
	2007	2006
Net loss, as reported	$(50,482,354)	$(11,580,261)
Foreign currency translation adjustment	(40,629)	(48,904)

Comprehensive loss	$(50,522,983)	$(11,629,165)

Loss per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share (SFAS 128). Basic net loss per share is computed by dividing the net loss by the weighted-average number of shares of common stock outstanding for the period, less shares subject to repurchase. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants, to the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive. As of December 31, 2007, there were 60,708,027 stock options and 67,107,343 stock warrants outstanding that potentially could be converted into common shares. The Company also has outstanding a junior secured facility which contains a conversion feature into shares of common stock. Based on the Company’s ten-day trailing average of its closing market price, these notes had the potential to convert into 16,767,904 of additional common shares as of December 31, 2007. On June 25, 2007, the Company’s shareholders approved an increase in the number of authorized common shares from 25,000,000 to 350,000,000, resulting in the conversion of all series of preferred stock into common stock. At that date, the Company had a total of 2,516.10 and 20,634.53 shares of Series B and Series AA Convertible preferred stock that converted into 3,700,147 and 45,852,567 shares of common stock, respectively. Also outstanding were warrants to purchase 2,020.756 Series A preferred stock, which were convertible into 2,245,262 shares of common stock upon exercise.

As of December 31, 2006, there were 9,324,527 stock options and 15,600,641 stock warrants outstanding that could be converted into potential common shares. There were 2,516.10 shares of Series B Convertible preferred stock that could potentially be converted into 3,700,147 shares of common stock that are outstanding at December 31, 2006.

Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information (SFAS 131) establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company’s principal operating segments. During the first quarter of 2007, the Company completed the process of identifying which of the entities’ operations were core to its overall Telecom Logistics Integrator business model. As a result, the Company determined that all operations were core to this business model, with the exception of Nexvu and Frontrunner and therefore made a decision to divest from these businesses. See the “Discontinued Operations” note for further discussion. The Company’s management team views the remaining combined operations of 20/20, Magenta, CentrePath, GCG, and CGSI as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurement (SFAS 157), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances and is effective beginning after December 31, 2007. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position and results of operations.

On December 4, 2007, the FASB issued SFAS 141(R), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51) to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way, (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

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

Note 3. Discontinued Operations.

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall Telecom Logistics Integrator strategy and therefore made the decision to dispose of these two entities. Since early 2007, the Company has been actively marketing the two companies and was in final negotiations for the sale of Nexvu at December 31, 2007. See the “Subsequent Events” note for further discussion. Development activity at Nexvu was ended effective September 30, 2007 and shut down costs of $160,000 were accrued at that date to cover any residual costs, including severance and liquidation of fixed assets. In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations for the financial statements presented herein. Revenues for the years ended December 31, 2007 and 2006 were $9.3 million and $13.3 million, respectively. The loss from discontinued operations for the years ended December 31, 2007 and 2006 were $5.0 million and $2.7 million, respectively.

In 2006, the Company determined the carrying value of Frontrunner’s goodwill exceeded its fair value by $1.4 million and therefore recognized a charge of this amount in 2006. In connection with tentative offers for Frontrunner, the Company reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million during 2007.

On February 19, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) pursuant to which Frontrunner sold substantially all of its assets to the Buyer. The purchase price for the assets was $850,000 and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $590,000. Approximately $140,000 of the cash purchase price was placed in escrow to be disbursed based on the collections of certain accounts receivable of Frontrunner that were purchased by the Buyer. The Company used the cash proceeds (net of the escrow amount) to pay down amounts outstanding under the Senior Secured Credit Agreement. In connection with the sale of assets, the Company agreed to not compete with the Buyer for a period of five years. Based on final sale negotiations, the Company recorded an additional gain on sale of $1.0 million during the first quarter of 2008.

In 2002, Nexvu entered into a software licensing agreement with a third party under which the Company acquired a non-exclusive license for the worldwide rights to market and distribute the third party’s proprietary software. The Company was required to make annual minimum royalty payments over a five-year period that totaled $500,000. During 2007, the Company and the third party agreed that, in connection with the close of operations of Nexvu and the removal of the third party’s software from the Nexvu product, that the agreement would be terminated in exchange for a payment of $25,000, which was made.

Note 4. Property and Equipment.

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Furniture and fixtures	$341,429	$755,770
Computer equipment	834,712	866,388
Leasehold improvements	111,263	1,236,250
Machinery and equipment	1,472,167	1,251,634

	2,759,571	4,110,042
Accumulated depreciation	(1,341,139)	(194,222)

Net property and equipment	$1,418,432	$3,915,820

Depreciation of property and equipment was $2,301,885 and $194,221 for the years ended December 31, 2007 and 2006, respectively.

Note 5. Accrued Expenses.

Accrued expenses at December 31, 2007 and 2006 consist of the following:
	2007	2006
Accrued compensation and payroll taxes	$453,252	$760,875
Accrued interest expense	884,114	824,703
Accrued software royalties	100,000	—
Accrued sales taxes	277,139	276,954
Accrued professional services	441,090	265,379
Other accrued expenses	1,075,666	1,224,895

Total accrued expenses	$3,231,261	$3,352,806

6. Debt.

Senior Secured Facility. On January 19, 2007, the Company closed the initial funding of $7.0 million of borrowings on an 18-month $12 million Senior Secured Facility issued to the Company by Hilco Financial, LLC (“Senior Lender”). The Credit Agreement for the facility names the Company and its remaining active subsidiaries as co-borrowers. The Credit Agreement provides for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It requires the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7% and has a $250,000 prepayment penalty until the last thirty days of the facility. There is a $3,000 per month collateral management fee, a 0.5% per month unused line fee, and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay the Senior Lender a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the facility. As of December 31, 2007, the Company’s borrowing capacity was $0.5 million.

The Senior Secured Facility is secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The Credit Agreement prohibits junior encumbrances on the Company’s assets with the exception of the junior secured facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement contains numerous affirmative and negative covenants customary for facilities of this nature. The Company had agreed to EBITDA covenants (earnings before interest taxes, depreciation and amortization and before non-cash stock compensation and warrant expense) as follows (at least 75% of the amount must be achieved on a cumulative basis: Q1 2007 ($2.4) million; Q2 2007 ($2.6) million; Q3 2007 ($600,000); and Q4 2007 $3.1 million. The Company also agreed to a covenant capping capital expenditures at $500,000 for 2007. The Senior Lender agreed to waive the Company’s non-compliance related to the EBITDA covenant during 2007.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to the Senior Lender two warrants to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2,500,000 shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3,500,000 shares of common stock at $0.15 was issued and the previously issued warrants were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and registration rights. The Senior Lender subsequently agreed to waive the requirements that the shares underlying its warrant be registered.

During the first quarter of 2008, this debt was paid in full. See the “Subsequent Events” note for further discussion.

Junior Secured Facility. On January 19, 2007, the Company entered into an agreement with a number of individuals and entities for the establishment of a junior secured facility that permits the funding of up to $10.0 million of original principal amount of advances. At the closing, $5.9 million was provided pursuant to the facility. During the year, another $1.4 million was funded, bringing the aggregate principal amount of the facility to $7.3 million. All but $1.4 million of the funding of the facility was provided by the exchange of existing bridge loans for the issuance of new notes with respect to the facility (valued dollar for dollar against outstanding principal plus accrued interest of the bridge loans; including a bridge loan of $0.5 million plus accrued interest funded to the Company by its then chief executive officer). The facility has a two-year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. The junior secured facility is secured by a junior lien on the Company’s assets and the assets of its subsidiaries, which is expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

The original principal amount of each note issued pursuant to the junior secured facility was convertible at the holder’s option into Series AA preferred stock (or following its conversion to common stock, then the conversion feature relates to common stock) at a price per share equal to a 20% discount to the trailing ten-day average for the Company’s common stock as of the day immediately preceding the date of conversion, (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). In connection with the funding of the junior secured facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA preferred stock for each $100,000 advanced, which represents 150,000 shares of common stock, on an as-converted basis, exercisable at $0.45 per share and expiring December 31, 2009. The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling (originally applicable to the facility based on a floor of $0.65 and a ceiling of $1.25 per share) and floor for the conversion of loan amounts to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 90.0009 shares of Series AA preferred stock (200,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. The Company has issued warrants to purchase an aggregate of 15,432,658 shares of its common stock. The warrants issued as part of the junior secured facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described in the “Shareholders’ Equity” note.

In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded. Each warrant is exercisable at $0.55 per share and expires December 31, 2010. At that time, two of the Company’s Directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000, plus warrants to purchase an aggregate of up to 437,500 shares of common stock. The purchasers of these units agreed to extend the maturity date until completion of the contemplated financing. The short-term bridge facility is unsecured. During the first quarter of 2008, each note was converted to common stock or paid in full. See the “Subsequent Events” note.

The Company had previously entered into a series of bridge loans as summarized herein, all of which were either paid off, extended, or converted under the terms of the Unit offering described in “Shareholders’ Equity” note. Such bridge loans included the following (all of the warrants issued in connection with these loans have registration rights comparable to those with respect to the Units offering):

20/20 Bridge Loan. The Company had borrowed $6.0 million simultaneous with or shortly following its purchase of 20/20, which loans had been secured by a blanket lien on the assets of 20/20. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. The holders of these notes were issued warrants to purchase Series A preferred stock which are convertible into common stock at the rate of 37,500 shares for each $100,000 of funds advanced (2,245,263 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2011 at $1,000 per share ($0.45 per share, on an as-converted to common stock basis), subject to a call in favor of the Company in the event that the closing price of the Company’s stock exceeds $4.00 per share for thirty consecutive days following the effectiveness of a registration statement registering the common stock underlying the warrants.

CentrePath Bridge Loan. The Company had borrowed $7.9 million in original principal amount in November 2006 with $6.8 million of the proceeds used toward the purchase of CentrePath, and the balance of the proceeds used for working capital. The loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan, the Company issued warrants to purchase 2,261.27 shares of Series AA preferred stock (representing 5,024,994 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis).

GCG Bridge Loan. The Company had borrowed $4.7 million in original principal amount in December 2006, which proceeds were (together with an additional $500,000 provided from working capital) used toward the purchase of GCG. The principal and accrued interest with respect to these loans was secured by the stock of GCG. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan, the Company issued warrants to purchase 1,057.5105 shares of Series AA preferred stock (representing 2,350,000 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis).

Mandatory Notes. The Company issued an aggregate of $3.7 million of Mandatory Notes through January 19, 2007, which by their terms were automatically converted to Units on the initial closing of the Units offering. In addition, for every $100,000 of notes purchased, each note holder was issued a warrant that was exercisable at $0.45 and expires December 31, 2009 for 50.0005 shares of Series AA preferred stock, representing 111,111 shares of common stock (on an as-converted basis) and a warrant that is exercisable at $0.65 and expires December 31, 2009 for 50.0005 shares of Series AA Preferred Stock, representing 111,111 shares of common stock (on an as-converted basis). The Company also issued the note holders a warrant for 4.50005 shares of Series AA Preferred Stock, representing 10,000 shares of common stock (on an as-converted basis) exercisable at $0.45 and expiring on December 31, 2011, with a callable right by the Company. From January 22, 2007 through April 10, 2007, an aggregate of $4.4 million of additional Mandatory Notes were issued which were converted into Units of Series AA preferred stock and warrants on the terms as described above.

Debt as of December 31, 2007 and 2006 consists of the following:

December 31, 2007	December 31, 2006

Senior secured line of credit, with an outstanding balance of $5,454,057 at December 31, 2007, bearing interest at 15%, secured by all of the assets of the Company and subsidiaries, due July 2008. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,500,000 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.65 per share. During the year, the original warrant was replaced by a new warrant to purchase 3,500,000 shares at $0.15 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $2,021,928 and allocated that amount of the proceeds to the warrants resulting in a discount on the debt. As of December 31, 2007, the balance of the debt was reported net of $908,565, which represents the unamortized value of the warrants.

$4,545,492	—

Junior secured facility, with a face amount of $9,313,438, bearing simple interest at 12%, due January 2009. The debt instrument provides for the issuance of stock warrants allowing the holder to purchase 15,432,658 shares of common stock of the Company at an exercise price of $.45. At December 31, 2007, 11,277,529 of those warrants were still outstanding. The Company issued additional stock warrants as part of securing these notes, which allow the purchase of 267,788 shares of common stock of the Company at an exercise price between $.45 and $.65 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $6,977,826 and allocated that amount of the proceeds to the warrants resulting in a discount on the debt. In addition, the junior secured facility contains a conversion feature that was deemed beneficial to the holders, which resulted in an additional discount totaling $4,134,387, which was expensed during 2007. As of December 31, 2007, the balance of the debt due was reported net of $3,287,653, which represents the unamortized value of the warrants. A $1 million increase in the junior secured facility was approved during 2007 and $350,000 was borrowed thereunder. This short-term bridge facility, with an outstanding balance of $202,000 at December 31, 2007, comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, which was subsequently extended, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $129,437 and expensed the amount to interest as the notes were initially due September 30, 2007. The facility was funded in August 2007 and warrants to purchase an aggregate of up to 437,500 shares were issued, of which 375,000 were still outstanding at December 31, 2007. The short-term bridge facility is unsecured.

	6,227,785	—

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

Secured short-term notes payable to various parties, with a face amount of $4,700,000 bearing interest at 8%, secured by all of the assets of GCG, due January 2007. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,350,000 shares of common stock (or equivalent) of the Company at an exercise price of $.45 per share. Using the Black-Scholes Model, the Company estimated the fair value of the warrants to be $810,077 and allocated that amount of the proceeds to the warrants resulting in a discount on the notes payable. As of December 31, 2006, the balance of the debt due was reported net of a $540,051 discount.

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

	—	1,143,849

Promissory notes bearing interest at the rate of 6.75%, secured by vehicles. The obligation to make payments on these notes and the related vehicles were transferred to certain former employees of GCG effective October 31, 2007.	—	75,398

Promissory note evidencing the advanced funding of certain of the Company’s accounts receivable, which has, in lieu of interest, a right to participate in the proceeds the Company receives with respect to the underlying contract.	—	406,187

Unsecured note payable to various creditors of 20/20, bearing interest rates between 8% and 16%.	—	1,610,000

Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008.	601,268	1,257,992

Unsecured loans from employees of Magenta, bearing interest at 8.43%, due upon demand	138,200	164,865

Capital lease obligations	35,263	81,525

Total	11,548,008	22,020,270
Less: current maturities	5,182,023	21,243,010

Long-term portion	$6,365,985	$777,260

During 2007, the Company failed to meet certain covenants required under various borrowing agreements. The Company sought and obtained waivers from its lenders, as necessary. No acceleration of the indebtedness evidenced by these notes had been declared as of December 31, 2007 by any of its creditors.

The weighted-average interest rate on the debt listed above excluding the affect of the amortization of the fair value of the related warrants is 12.8% and 10.8% as of December 31, 2007 and 2006, respectively.

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

2008	$6,090,588
2009	9,539,274
2010	23,836
2011	23,836
2012	23,836
Thereafter	42,856

Total	$15,744,226

Note 7. Warrants.

The Company has issued warrants to purchase shares of its common stock to various entities and individuals as summarized on the following table:

Price	Number of Warrants	Expiration Date
0.45	13,509,020	2008
0.45	14,449,323	2009
0.65	8,441,774	2009
0.35	300,000	2010
0.55	375,000	2010
0.45	3,043,283	2011
0.70	3,022,890	2011
0.15	6,500,000	2012
0.45	5,945,724	2012
0.50	2,500,000	2012
0.65	9,020,329	2012

	67,107,343

These stock warrants are exercisable and have a weighted average of 2.9 years. Certain of the warrants were originally issued as Series A preferred stock warrants and Series AA preferred stock warrants. These warrants have been converted to warrants to acquire common stock of the Company, effective as of June 2007 with the amendment to the Company’s Articles of Incorporation to authorize 350,000,000 shares of common stock. Amortization of the fair value of the warrants recognized as interest expense was $3.1 million for 2007. For 2006, $3.2 million of warrant expense was recognized, of which $2.8 million was reported as interest expense and $0.4 million was reported as professional fees.

Note 8. Stock-Based Compensation.

Employee Stock Option Agreements

The Company adopted a Long-Term Incentive Plan for key employees and other persons providing assets or services. The plan provides for the issuance of stock-based awards to key employees as part of their overall compensation. Under the plan, 7,505,000 shares of common stock, stock options, or other equity-based compensation units have been authorized to be issued. During 2007, 5,220,000 shares were issued at a strike price between $0.85 and $0.98. Of the 5,220,000 shares, 750,000 provided for immediate vesting, while all the remaining grants had vesting terms whereby 25% of such options vest upon execution of the Agreement and 25% shall vest on the yearly anniversary of the Agreement over the next three years. As of December 31, 2007, the Company has issued and outstanding 6,644,557 stock options under the plan, net of forfeitures.

Under the terms of the stock option agreements approved by the Board on March 5, 2007, 3,000,000 options were granted to certain employees to acquire common stock of the Company at a price of $0.92. All options are subject to vesting requirements. The vesting requirements are conditional upon these employees achieving specific key objectives as outlined in their respective performance option agreements. The vesting requirements include delivering new revenue, creating value within their organization, and/or achieving executive performance targets. As of December 31, 2007, none of the options has vested under these agreements.

2007 Long-Term Incentive Plan

On December 31, 2007, the Company adopted a long-term incentive plan (“Plan”) for providing stock options, stock awards and other equity-based compensation awards to its employees and other persons assisting the Company. Up to 5,000,000 shares of common stock are issuable under the Plan. As of December 31, 2007, no awards of common stock have been made under the Plan. Awards can have a term of up to ten years from the date of grant.

Executive Stock Option Agreements

On June 29, 2006, pursuant to the terms of an Employee Option Agreement, as amended, the Company granted its former CEO an option to acquire 1,496,993 shares of common stock of the Company at a strike price equal to the closing price of the Company’s common stock as of that date ($.70 per share). On September 8, 2006, the Company amended this option agreement and increased the grant by 303,007 shares, also at an exercise price of $.70 per share. Additionally, in conjunction with the acquisition of 20/20, the Company’s Chief Executive Officer and the Company’s President were each granted options to acquire 1,500,000 shares of common stock of the Company at $.70 per share. In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 shares of common stock to its Chief Operating Officer and its Chief Financial Officer at a price of $.98 and $.92, respectively. In December 2007, the Company granted 17,965,000 and 2,450,000 options to acquire common stock to four of its executives and five of its board members, respectively, at a price of $0.185. In accordance with the terms of each of these option agreements, 25% of such options vested upon execution of the Agreement and 25% vests on the yearly anniversary of the Agreement over the next three years. In accordance with the terms of the former CEO’s employment agreement, 1,350,000 shares immediately vested on his separation date of May 18, 2007. In total, 3,500,000 of stock options are vested under these agreements, as amended.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options to acquire common stock of the Company at a price ranging between $.185 and $.98. Approximately 3,000,000 options were issued during 2006 and 23,300,000 were issued during 2007. All options are subject to vesting restrictions. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the realization by the Company of achieving agreed targets. In accordance with the terms of the former CEO’s employment agreement, 1,066,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

The following table summarizes the activity under the stock option plan and other stock grants for the years ended December 31, 2007 and December 31, 2006:

Options Outstanding:	Number of Shares	Exercise Price per Share	Weighted Average Exercise Price Per Share
January 1, 2006	1,524,527	$0.95 - 1.35	$1.34
Granted	7,800,000	0.70	0.70

January 1, 2007	9,324,527	0.70 - 1.35	0.81
Granted	52,813,000	0.185-0.85	0.31
Terminated	(1,429,500)	—	(0.93)

December 31, 2007	60,708,027	0.185-1.35	0.29

Vested shares as of December 31, 2007	31,630,327	0.185-0.85	0.23

Exercisable shares as of December 31, 2006	11,215,327	0.185	0.31

The aggregate intrinsic value for options vested and outstanding as of December 31, 2007 totaled $3.9 million and the weighted average remaining contractual life of those options was 8.66 years.

As of December 31, 2007, $17.8 million of compensation expense remained to be recognized on the stock options above, which includes $15.7 million related to options under Performance Agreements. The expense will be recognized over three years. The Company has not recognized any deferred income tax benefit related to stock-based compensation.

The weighted average fair value per stock option issued during the year ended December 31, 2007 was $0.80.

The following table summarizes the non-vested stock options as of December 31, 2007:

	Options Outstanding	Weighted- Average Grant-Date Fair Value
Balance, January 1, 2007	7,082,997	$0.52
Grants	52,813,000	0.31
Vested during 2007	(29,388,797)	(0.23)
Expirations	(1,429,500)	(0.93)

Balance, December 31, 2007	29,077,700	0.36

A summary of stock-based compensation expense recognized in connection with the issuance of stock options for the years ended December 31, 2007 and 2006 is as follows:

	December 31,
	2007	2006
Recognized as compensation expense	$13,791,601	$1,800,359

Total stock-based compensation costs	$13,791,601	$1,800,359

All stock awards granted by the Company have an exercise price based on either the ten-day trailing average closing price or the closing market value on date of grant of the underlying common stock.

The fair value of each award is estimated on the date of the grant using the Black-Scholes option-pricing model, assuming no expected dividends and the following assumptions:

	2007 Grants	2006 Grants
Expected volatility factors	90-143%	100%
Approximate risk free interest rates	3.85-4.5%	3.85%
Expected lives	5 Years	5 Years
Forfeiture rate	5%	0%

The determination of the fair value of all awards is based on the above assumptions.

Note 9. Shareholders’ Equity.

On January 19, 2007, the Company closed on an equity funding of $15.9 million toward the issuance of Units comprised of 15,869.4 shares of Series AA preferred stock (convertible into common stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 shares of Series AA preferred stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA preferred stock; (ii) one warrant to purchase one half share of Series AA preferred stock at $1,000 per share expiring December 31, 2008 (Two-Year Warrant); and (ii) one warrant to purchase one half share of Series AA preferred stock at $1,444.43 per share, expiring December 31, 2009 (Three-Year Warrant). Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of an additional $5.0 million, representing an additional 5,044.4 shares of Series AA preferred stock (constituting 11,209,626 shares of common stock, on an as-converted basis) and warrants to purchase an additional like amount of Series AA preferred stock, with one-half or 2,522.2 Series AA preferred shares (5,604,827 shares of common stock, as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share, on an as-converted to common stock basis); and the other one-half or 2,522.2 Series AA preferred shares (5,604,799 shares of common stock, as converted) exercisable at $1,000 per share (or $0.65 per share, on an as-converted to common stock basis). This financing brought aggregate issued Series AA preferred stock to 20,634.53 shares representing 46,474,845 shares of common stock, on an as-converted basis, which conversion was effective in June 2007 upon the filing of articles of amendment to the Company’s Articles of Incorporation.

On an as-converted basis, the Two-Year Warrants issued as part of the Units are exercisable to purchase an aggregate of 23,237,501 shares of common stock exercisable at $0.45 per share and the Three-Year Warrants are exercisable to purchase an aggregate of 23,237,344 shares of common stock exercisable at $0.65 per share.

The placement agent and designees in connection with the Units financing received warrants to purchase 997.70 shares of Series AA preferred stock (2,217,095 shares of common stock, on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to common stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to common stock basis) in connection with the initial equity closing on January 19, 2007. The placement agent and its designees were awarded from January 20, 2007 to April 9, 2007 warrants to purchase an additional 65.000 shares of Series AA preferred stock (144,443 shares of common stock on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to common stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to common stock basis).

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless. As of December 31, 2007, the Company had not filed a registration statement and therefore was obligated to issue 4,784,623 shares of common stock representing a non-cash registration rights penalty of $2.5 million. Holders of the affected shares include certain members of the Company’s Board of Directors.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to its Senior Lender two warrants to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2,500,000 shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3.5 million shares of common stock at $0.15 was issued and the previously issued warrants above were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and registration rights.

The original principal amount of each note issued pursuant to the junior secured facility is convertible at the holder’s option into common stock at a price per share equal to a 20% discount to the average ten-day trailing average for the Company’s common stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling and floor for the conversion of loan amount (which had originally been at $0.65 per share floor and $1.25 per share ceiling) to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 200,000 shares of common stock at an effective price of $0.45 per share for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of December 31, 2007, the Company has issued an aggregate of 15,432,658 shares of common stock warrants in connection with the junior secured facility. Shares of common stock are issuable in connection with the warrants so issued. The warrants issued as part of the junior secured facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

The Company engaged a number of consultants and agreed to compensate them for financial consulting services, with a total of 1,002 warrants issued as of March 22, 2007. The warrants were exercisable at $1,000 per share of Series AA preferred stock (convertible into 2,222.2 shares of common stock) with one-half set at $0.45 per share and the other half set at $0.65 per share. On an as-converted basis, they represent 2,226,703 shares of common stock.

In connection with financing services performed in the second quarter of 2007, the Company has agreed to compensate two current Directors of the Company $17,000 each plus warrants to purchase 20,555 shares of common stock, with one half at an exercise price of $0.45 per share expiring on December 31, 2008 and the other half at an exercise price of $0.65 per share expiring on December 31, 2009.

Pursuant to the guidance in paragraph 5 of Emerging Issues Task Force Issue No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27), the Company allocated the proceeds from the Series AA financing between the Series AA preferred stock and the warrants based upon their estimated fair value as of the closing date. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the Series AA preferred stock and warrants. As the amount of the beneficial conversion feature exceeded the value allocated to the Series AA preferred stock and warrants, the amount of the beneficial conversion feature to be recorded is limited to the proceeds allocated to the Series Preferred Stock and warrants. The beneficial conversion values related to the Series AA preferred shareholders and warrants of $11.2 million and $9.1 million, respectively, were recognized as an additional discount on the Series AA preferred stock which amounts were accreted and treated as a deemed dividend to the holder of the Series AA preferred stock with the Common Shareholders successfully authorizing the increase of common stock from 25 million to 350 million on the Company’s shareholder meeting held on June 25, 2007. In addition, the Company determined the junior secured facility contained a beneficial conversion feature related to the holders’ ability to purchase the Company’s common stock at a 20% discount to the ten-day trailing average of the closing price. The intrinsic value of the conversion option exceeded the fair value of the proceeds allocated to the debt, thus limiting the beneficial conversion feature total to $4.4 million. This amount was recorded as a reduction to notes payable and an increase to additional paid-in capital and was accreted through interest expense during 2007.

Note 10. Related Parties.

During 2006, the Company had a $100,000 unsecured note payable to Momentum Capital, LLC, whose principals were Board members and senior executives of the Company in 2006. One of these senior executives provided an additional $30,000 demand note to the Company on June 14, 2006. The Company issued a total of 40,700 stock warrants to these individuals during 2006 at an exercise price of $.70 per share in conjunction with these loans. The notes payable was repaid as of December 31, 2006.

Additionally, a Board member who was a former senior executive provided numerous short-term bridge notes during 2006. Each of these notes was repaid. The Company issued 150,000 warrants to this individual during 2006 at an exercise price of $.50 per share in conjunction with these loans.

As part of a short-term bridge financing with the Company during 2006, the Company issued a total of 25,700 stock warrants to a Board member. These stock warrants have an exercise price of $.70 per share and expire on December 31, 2011. The short term bridge financing had been repaid in 2006.

Two current members and one former member of the Company’s Board of Directors had lent a total of $418,000, plus accrued interest, to the Company as part of the short-term secured financing completed by the Company during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to secured short-term note payables of the Company. The loans bore interest at a rate of 18% and matured on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of common stock at an exercise price of $0.50 per share. These warrants expire on August 24, 2009. Additionally, the Company’s former chairman of the Board of Directors had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20, a portion of this secured debt was paid to him including $231,000 of principal and $29,000 of accrued interest. On January 19, 2007, the two current and one former member of the Company’s Board of Directors were all repaid the principal and interest amounts owed totaling $445,000.

As part of the acquisition of 20/20, two members of the Board had preferred stock of 20/20 converted into the equivalent of 2,087,556 shares of the Company’s common stock.

One Board member, who also served as Chief Executive Officer, had a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20.

In connection with the acquisition of 20/20, the former Chairman of the Board was issued warrants to purchase 89.9487 shares of Series A preferred stock (representing 99,942 shares of common stock on an as-converted basis) exercisable at $1,000 per share ($0.90 per share on an as-converted to common stock basis) in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of the Company. These warrants expire on August 24, 2011.

In connection with the acquisition of CentrePath and Global Capacity, the Company issued two short-term bridge notes bearing interest at a rate of 8%. Of this amount, the Company’s then Chief Executive Officer and its now former Chairman of the Board lent $2.0 million each and in turn received stock warrants to purchase 1,123.00112 Series AA preferred shares (2,000,000 common shares, on an as-converted basis) and 464.62965 Series AA preferred stock (1,032,500 common shares, on an as-converted basis), respectively. The Company’s then Chief Executive Officer received an additional warrant to purchase 450.0045 AA preferred shares (1,000,000 common shares, on an as-converted basis) for putting $1.0 million at risk in connection with the completion of the acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. The Company’s then Chief Executive Officer was not paid any cash compensation related to his investment in the Company. The above-mentioned stock warrants have an exercise price of $1,000 per Series AA preferred shares ($0.45 per share of common stock, on an as-converted basis) expiring on December 31, 2009. In addition, the former Chairman of the Board of Directors was also paid $280,000 for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of $3.7 million.

During 2006, the Board issued a total of 2,330,000 of stock warrants at an exercise price of $.70 per share to board members and several members of the senior management in conjunction with past services to the Company. These warrants all have a five-year life and expire on September 14, 2011.

During 2006, two of the Company’s Board members, who also served as executive officers were each paid annual salaries of $87,500. The Board of Directors also agreed to pay each of these individuals $50,000 upon their termination. In addition, they each had earned total cash compensation of $211,500 during 2006 in connection with the arrangement of the bridge note financing and associated transactions.

During 2006, two of the Company’s Board members, who also served as executive officers were issued warrants to purchase 33.75034 shares of Series AA preferred stock (75,000 shares of common stock on an as-converted basis) each to both of these individuals as part of securing the various short terms notes. The stock warrants have an exercise price of $1,000 per Series AA preferred share ($0.45 per share of common stock on an as-converted basis) expiring on December 31, 2009.

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

In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. During the month, two of the Company’s Directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000 in the aggregate, and warrants to purchase an aggregate of up to 437,500 shares of common stock. The purchasers of these units agreed to extend the maturity date until the next financing was completed. The short-term bridge facility is unsecured.

In September 2007, the Company entered into an advisory agreement with Aequitas Capital Management, Inc., (Aequitas), an investor. In connection with this advisory agreement, Aequitas was issued a warrant to purchase 3,000,000 shares of common stock at $0.15 per share. In October 2007, Aequitas exercised 2,030,890 of its warrants related to previous financing. On December 19, 2007, two affiliates of Aequitas funded $2.0 million under the junior secured facility and were issued warrants to purchase 4,000,000 shares of common stock at $0.45 per share. In addition, an affiliate of Aequitas purchased $0.6 million shares of common stock issued by the Company at $0.15 per share. In connection with the funding, Aequitas was paid a transaction fee of $0.1 million. In addition, the Company paid Aequitas $0.3 million for advisory services related to the Company’s equity offering and warrant exercise program, inter alia. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Aequitas an advisory fee of $0.4 million.

In November 2007, the Company entered into an advisory agreement with Capstone Investments Inc., (“Capstone”), an investor. In connection with this advisory agreement, Capstone was issued warrants to purchase 2,500,000 shares of common stock at $0.50 per share. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Capstone an advisory fee of $1.3 million and issued warrants to purchase 2,660,000 shares of common stock at $0.73 per share, exercisable for five years.

Effective November 30, 2007, the Company entered into a final severance and release agreement with its former CEO. This agreement includes a mutual release that provides for the abandonment of all unpaid severance with respect to the former CEO’s employment agreement in consideration for the issuance of 2,000,000 shares of common stock on January 15, 2008. In addition, warrants to purchase 1,000,000 shares of the Company’s common stock that had been issued as part of the former CEO’s investment in the Company’s Units offering that was consummated on January 19, 2007 were extinguished. Also, warrants to purchase 1,500,000 shares of the Company’s common stock issued as part of the CentrePath loan were exchanged for substantially identical warrants except that 1,000,000 of the 1,500,000 shares purchasable under the new warrants will have cashless exercise rights.

During the fourth quarter of 2007, two of the Company’s Board members received a total of 673,568 shares of the Company common stock upon conversion of the principal and accrued interest owed to them with respect to the junior secured facility.

Note 11. Income Taxes.

As part of the 2006 acquisition of CentrePath, the Company acquired federal net operating loss (NOL) carryforwards of $145.9 million and other related deferred tax assets and liabilities established upon acquisition. The Company estimates a maximum of $6.7 million of the acquired NOL will ever be available to be utilized due to Section 382 limitations. This estimated NOL reduction has been reflected in deferred tax assets. Federal general business credits of $0.7 million were also acquired in the CentrePath acquisition. However, due to Section 382 and 383 limitations, these credits will not be available to be utilized and have been eliminated from the 2007 deferred tax asset components enumerated below.

As part of the 2006 acquisition of 20/20, the Company acquired federal net operating loss (NOL) carryforwards of $7.4 million and other related deferred tax assets and liabilities established upon acquisition. There were no acquired federal net operating loss (NOL) carryforwards acquired in connection with GCG, as the entity was an S-Corporation prior to the acquisition in late 2006.

The amounts allocated to goodwill and purchased intangibles with respect to each of the acquisitions are not deductible for tax purposes.

The Company has recorded a full valuation allowance against the net deferred tax assets (whether acquired or otherwise generated) due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets. The acquired NOLs begin to expire in the year 2020 and are subject to annual utilization limits under Internal Revenue Codes Section 382 due to prior ownership changes.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portions thereof, to be utilized and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance for those acquired deferred tax assets will be first be applied to reduce to zero any goodwill and other non-current intangibles related to the acquisitions, prior to reducing income tax expense.

The provision for income taxes consists of the following:

	Years Ended December 31,
	2007	2006
Current:
U.S. and state	$—	$60,351
Foreign	—	—

Total current tax expense (benefit)	—	60,351
Deferred:
U.S. and state	—	—
Foreign	—	—

Total deferred tax expense (benefit)	—	—

Total income tax expense (benefit)	$—	$60,351

Due to estimated tax losses in 2007 on a consolidated as well as separate company basis, there is no income tax provision. The Company’s current provision for 2006 related to state tax associated with certain discontinued operations that were profitable on a separate company basis. No deferred taxes are recognized as their benefit is 100% provided for as an increase in the valuation allowance.

Net deferred tax assets (liabilities) are comprised of the following:

	Years Ended December 31,
	2007	2006
Deferred tax liabilities:
Amortization of purchased intangibles	$(3,245,910)	$(4,587,304)
Depreciation	(31,729)	—
Other deferred liabilities	—	(4,646)
Deferred tax assets:
Net operating loss carryforwards	20,061,680	28,964,536
Research and development credit carryforwards	—	827,134
Other carryforwards	11,559	6,092
Stock compensation and warrants for services	6,436,627	863,500
Capitalized research and development	2,944,122	2,918,605
Depreciation	—	1,592,981
Other reserves	536,291	310,428
Accruals	148,868	177,633
Allowance for bad debt	55,193	61,693
Deferred revenue	28,024	131,145

	26,944,725	31,261,797
Valuation allowance	(26,944,725)	(31,261,797)

Net deferred tax asset (liability)	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carryforwards of $54.1 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $5.8 million at December 31, 2007. The federal NOL carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as UK NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the federal the NOLs begin to expire in 2011.

The carryover of the Company’s general business tax credits acquired in the CentrePath acquisition were eliminated from the 2007 deferred tax assets as their utilization is unavailable due to the annual limitations under Internal Revenue Code Sections 382 and 383.

Realization of the NOL carryforwards, tax credits, and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using “a more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability. The Company has concluded that a full valuation allowance against the deferred tax assets is appropriate given the Company’s past losses and uncertainty of future taxable income.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions as the Company had no uncertain tax positions as of December 31, 2007 and 2006.

The Company did not have any material unrecognized tax benefits as of the date of the adoption. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the year ended December 31, 2007 and had no accrued interest and penalties as of December 31, 2007. The Company is no longer subject to U.S. federal tax examinations by tax authorities for tax years before 2003. The Company is open to state tax audits until the applicable statutes of limitations expire.

Note 12. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $1,288,983 and $133,703 for the years ended December 31, 2007 and 2006, respectively. Total payments, including interest, made under capital leases for the years ended December 31, 2007 and 2006 were $58,397 and $3,586, respectively.

Minimum remaining rental commitments under operating leases (net of subleases) and capital lease arrangements are as follows as of December 31, 2007:

	Operating	Capital
For the year ending December 31,
2008	$594,893	$38,415
2009	375,298	—
2010	345,527	—
2011	245,171	—
2012	134,109	—
Thereafter	—	—

Total	$1,694,998	38,415

Less: Amounts representing interest		(3,152)

Present value of future minimum lease payments		35,263
Less: Current portions of obligations under capital lease		(35,263)

Obligations under capital leases, net of current portions		$—

Note 13. Business Concentration.

A major customer represented $2.8 million (16%) of total 2007 revenues and $0.1 million (7%) of total accounts receivable at December 31, 2007. Another major customer represented $0.2 million (10%) of total 2006 revenues and $0.9 million (5%) of total accounts receivable at December 31, 2006.

Note 14. Segment Reporting and Geographic Area Information.

Operating segments are identified as components of an enterprise about which separate, discrete financial information is available for evaluation by the chief operating decision makers in deciding how to allocate resources and assess performance. During the first quarter of 2007, the Company completed the process of identifying which of the entities’ operations were core to its overall Telecom Logistics Integrator business model. The Company determined that all operations were core to this business model, with the exception of Nexvu and Frontrunner and therefore made a decision to divest from these business activities. See the “Discontinued Operations” note for further discussion. The Company’s management team views the remaining combined operations of 20/20, Magenta, CentrePath, GCG, and CGSI. as one operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance.

Revenues generated outside the United States during 2007 and 2006 totaled $0.9 million and $0.3 million, respectively. All of the Company’s international revenue was generated in Europe. As of December 31, 2007 and 2006, the Company’s identifiable assets outside the United States totaled $0.04 million and $0.2 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

Note 15. Going Concern.

As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $7.9 million. Included in the current liabilities is $5.2 million of current maturities of long-term debt, net of $0.9 million associated with the fair value of related warrants. This debt reflects indebtedness to its senior secured lender and the unconverted balance of its subordinated debt. Cash on hand at December 31, 2007 was $0.6 million (not including $0.2 million restricted for outstanding letters of credit) and the Company’s borrowing capacity under the asset-based loan agreement with its senior lender totaled $0.5 million. The Company has incurred net losses from continuing operations of $45.5 million and $8.9 million for the years ended December 31, 2007 and 2006, respectively, with results for 2007 including $32.1 million in non-cash expenses relating to the accounting treatment for stock, warrants, and options. Additionally, cash used in operating activities from continuing operations was $9.7 million and $3.9 million for the years ended December 31, 2007 and 2006, respectively. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

Notwithstanding the above, the Company continues to find support amongst its shareholders’ and other investors, as evidenced by the $19 million financing completed in the first quarter of 2008. This capital was used to pay off essentially all of the Company’s outstanding debt. The balance of the funds will be used for operations and to support the Company’s successful new business development efforts.

Note 16. Subsequent Events.

Sale of Frontrunner. On February 19, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) for the sale of substantially all of Frontrunner’s assets. The purchase price for the assets was $850,000 and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $590,000. The Company retained certain non-trade liabilities of Frontrunner and is subject to other terms and conditions.

Securities Purchase Agreement. On March 11, 2008, the Company completed a private placement of $19 million of securities (“Purchase Agreement”) with a number of investors (“Purchasers”). The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”; representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share having a term ending five years from the closing date.

Proceeds pursuant to the Agreement, net of $1.7 million of advisory fees paid to Capstone Investments and Aequitas Capital Management, were used to extinguish the Senior Secured debt as well as all remaining subordinated debt that had not been converted to equity prior to the execution of the Purchase Agreement. These outstanding balances were $6.6 million and $2.0 million, respectively, at the closing date. The remaining proceeds were retained for working capital purposes. In addition to the cash paid fees, the Company issued to Capstone a warrant to purchase 2,660,000 shares of common stock. Such warrant contains substantially similar terms and conditions (including exercise price and expiration date) to the Warrants issued to the Purchasers and described below, but does not carry registration rights.

The Debentures mature five years from the closing date. Each Debenture contains a 5% coupon for the first two years and a 10% coupon for the last three years. The coupon shall be paid quarterly in arrears and may, at the Company’s option, be paid in cash or in shares of common stock pursuant to certain prescribed calculations to determine value. A late fee of 16% per annum is payable with respect to any late payments.

During the first year, the Company will have the right to call up to 25% of the Debentures outstanding at 105% of their stated value (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity). In the second year, the Company may call up to 100% of the Debentures upon tender of the full amount owing with respect to the Debentures (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity), provided the Company is in compliance with all of its obligations under the Debentures. The Debentures are subject to a number of other restrictions, conditions, sanctions, and negative covenants. The Debentures are convertible from time to time at the option of their holders at the “Conversion Price.” The “Conversion Price” is $0.50 per share, subject to certain adjustments.

The Purchase Agreement calls for the issuance of Warrants comprising the right to purchase up to 50% of the shares issuable per the Debentures (19 million shares of common stock in the aggregate for all of the Warrants) at an exercise price of $0.73 per share (subject to adjustment as discussed below). The Warrants expire five years from the closing date. The Warrants may be exercised for cash or on a cashless basis and are subject to certain other conditions.

The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register all or the maximum amount permitted by the SEC (collectively the “Maximum Amount”) of the common stock of the Company underlying the Debentures and Warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The Company has agreed that it shall file to register all of the shares of common stock underlying the Debentures and Warrants (“Registrable Securities”) promptly following the closing of the offering pursuant to the Purchase Agreement (“Closing Date”), subject to cutback of the amount to be registered if required by the SEC pursuant to Rule 415 (subject to the obligation in such event to subsequently register the unregistered securities by September 30, 2008). It is obligated to, among other things, file a registration statement pursuant to the Securities Act of 1933 on the earlier of the fifteenth calendar day following the date if files its annual report on Form 10-KSB or May 1, 2008 and cause the registration statement to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the Securities and Exchange Commission). Failure to meet any of these obligations constitutes an “Event,” which subjects the Company to liquidated damages of 2% for each month in which it occurs and on each monthly anniversary thereof, of a liquidated damages obligation equal to 2% of the original principal amount of the Debenture of the holder, subject to an aggregate cap of 12% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder (and interest accrues on unpaid liquidated damages at 18% per annum).

The Company and all of its subsidiaries (each, a “Debtor”) entered into a Security Agreement pursuant to which they granted to the Purchasers a security interest in all of the assets of the Debtors (the “Collateral”), including a pledge by the Company of all of the capital stock of each of its subsidiaries. Upon an Event of Default, the Agent may exercise all rights available to any of the Purchasers, including to take possession of the Collateral and to operate the business of each Debtor.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

New independent registered public accounting firm

On January 3, 2006, CGSI engaged Plante & Moran, PLLC as the Registrant’s independent accountants to report on the Registrant’s consolidated balance sheet as of December 31, 2005 and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended. The decision to appoint Plante & Moran, PLLC was approved by the Registrant’s Board of Directors on January 3, 2006.

During the Registrant’s two most recent fiscal years and any subsequent interim period prior to the engagement of Plante & Moran, PLLC, neither the Registrant nor anyone on the Registrant’s behalf consulted with Plante & Moran, PLLC regarding either (i) the application of accounting principles to a specified transaction, either contemplated or proposed, or the type of audit opinion that might be rendered on the Registrant’s financial statements, or (ii) any matter that was either the subject of a “disagreement” or a “reportable event.”

Item 8A(T).	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

All internal control systems, no matter how well designed, have inherent limitations, including the possibility of the circumvention or overriding of controls. Therefore, even a system determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management has conducted an assessment of our internal control over financial reporting as of December 31, 2007. Such assessment is required under Section 404 of the Sarbanes-Oxley Act of 2002 and was conducted using the criteria in Internal Control over Financial Reporting—Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of that assessment, we identified two material weaknesses with respect to our internal control over financial reporting:

•	we did not maintain a majority of independent directors and no financial expert on our Board has been designated; and

•

we have not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the near term.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Corporation’s annual or interim financial statements will not be prevented or detected on a timely basis.

In order to determine whether a control deficiency, or combination of control deficiencies, is a material weakness, management considers all relevant information and evaluates the severity of each control deficiency that comes to its attention. Management also evaluates the effect of its compensating controls, which serve to accomplish the objective of another control that did not function properly, helping to reduce risk to an acceptable level. To have a mitigating effect, the compensating control should operate at a level of precision that would prevent or detect a misstatement that could be material.

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding the required disclosure.

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company will implement the following remediation activities to improve the Company’s internal control over financial reporting:

•

continuation of our search for an independent director to fill the remaining vacancy on our seven-member Board of Directors. We are also considering whether to add two independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our Board of Directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert. In addition, we will adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

•

utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to adequately address the lack of segregation of duties within the financial reporting process.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial disclosures. The process of identifying risk areas and implementing the many facets of internal control over financial reporting as required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.

As described below, there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Late in 2006, we completed our acquisitions of 20/20, Magenta, CentrePath, and GCG. Since these entities had limited resources for processing accounting information and financial reporting, we concluded a material weakness existed at that time related to proper segregation of duties at those locations. In the fourth quarter of 2007, we continued our integration of existing accounting systems and processes by means of centralization and additional staffing. We also initiated new risk assessment and documentation standards.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this annual report on Form 10-KSB include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting.

These certifications should be read in conjunction with the information contained in this Item 8A(T) for a more complete understanding of the matters covered by the certifications.

Item 8B.	Other Information.

None.

PART III

Item 9.	Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Patrick C. Shutt	40	Chief Executive Officer / Director

George A. King	48	President / Director

Robert A. Pollan	47	Chief Operating Officer

Jim McDevitt	49	Chief Financial Officer

Lee Wiskowski	41	Director

Philip B. Kenny	53	Director

David A. Beamish	43	Director

Patrick C. Shutt, CEO. Mr. Shutt is also a member of the Board of Directors. He has more than eighteen years of experience in information services and telecommunications industry – including being a co-founder, Director, and Chief Executive Officer of 20/20 Technologies, Inc. and a Director and the CEO of Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth Systems in September 2006. Mr. Shutt also co-founded and served as a Director, Chairman, Chief Executive Officer, and President at Universal Access from October 1997 to November 2002. Under Mr. Shutt’s leadership, Universal Access increased revenues by over 17,000% and received numerous awards for its growth. In March 2000, Mr. Shutt led Universal Access through its IPO, which was underwritten by Goldman Sachs and had an initial market capitalization over $3 billion.

Mr. Shutt began his career with Sprint Communications from 1989 to 1992 and the global telecommunications company Cable and Wireless PLC from 1992 to 1994. Mr. Shutt then moved to Teleport Communications Group (TCG) from 1994 to 1996. From late 1996 though 1997, Mr. Shutt operated a TCG master agency start-up organization named Arista Communication. Mr. Shutt serves as the Board of Director’s President for Volunteers of America Illinois, a non-for-profit organization. Mr. Shutt is a member of the Alumni Board at Wagner College and he serves on the advisory Board for the Business School at the University of New Haven. Mr. Shutt holds a B.A. and an M.B.A. from Wagner College in New York.

George A. King, President. Mr. King is also a member of the Board of Directors. Mr. King previously was the co-founder, Director and President of 20/20 Technologies, Inc. and a Director and President Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth Systems in September 2006. He has more than twenty years of experience in law, finance, and telecommunications, including serving as a Director, Chief Development Officer, and in several executive operating roles at Universal Access from 1997 to 2002. He began his career from 1984 to 1995 with the Wall Street law firm of Mudge Rose Guthrie Alexander & Ferdon and the global investment banking firm of Credit Suisse First Boston. He was a co-founder of an investment banking spin-off from CSFB, Cambridge Partners, LLC, in 1995 and operated his own corporate finance advisory firm from December 1996 until August 1999 when he joined Universal Access on a full-time basis. Mr. King’s board experience includes serving as a Section 16 Officer of a U.S. public company, as well as Director or Trustee of two public companies, five private companies, and two universities. Mr. King holds an A.B. (cum laude) from Colgate University and a J.D. from Fordham University School of Law.

Robert A. Pollan, COO. Mr. Pollan brings a combination of large-company experience and an entrepreneurial background in Europe and the United States to the Company. He is an experienced operating executive and senior board member in both technology and non-technology enterprises. Working at General Electric, Mr. Pollan completed a multi-year General Electric management development program rotation focused on industrial automation businesses. He served at various GE Capital Corp subsidiaries as CEO, CTO, and VP of business development. He spent several years in Central Europe in the early 1990s, where he led the largest successful Central European industrial organizational and financial restructuring, and subsequently privatized the Szczecin Shipyard in Poland. His achievements became the subject of a 1995 Harvard Business Review article citing it as a model of post-communism management. Mr. Pollan was one of the four initial managing directors of Internet Capital Group, a leading, publicly held B2B holding company. While at ICGE, he was the founding chairman of ICG Commerce, a leading online procurement services provider. On leaving Internet Capital Group at the end of 2000, Mr. Pollan served in key operating roles at Universal Access and Traffic.com, both publicly held companies that were part of the ICGE network. He set up cutting-edge systems for the delivery of information, critical in the value proposition of both companies. Mr. Pollan also was recruited to lead the turn around and be chairman of the board of Energy Solutions International, a world leader in pipeline management software for the oil and gas industry. Mr. Pollan is a graduate of the Harvard Business School with a MBA with distinction. Prior to Harvard, he graduated from the University of Pennsylvania’s Management and Technology Program (Wharton and Moore Schools), with the dual degrees of BS Electrical Engineering and BS Economics, with honors.

Jim McDevitt, CFO. Mr. McDevitt is a certified public accountant with over 25 years experience in a variety of organizations and industries. Jim started his career at Coopers & Lybrand (now PricewaterhouseCoopers). As a manager for that firm, he delivered business assurance services to clients in the financial services sector, health care providers, manufacturers and distributors, and law firms, inter alia. He also served as an instructor for the firm’s professional development programs and trained hundreds of staff in introductory and advanced accounting and auditing topics. Mr. McDevitt went on to become the CFO of The Fairfield Group, a large broker-dealer in securities. Later he served as a Director for Mercy Health Systems with responsibility for its numerous non-acute care businesses (including some not-for-profits). Jim was recruited to become CFO for Shadow Broadcast Services where he revamped all systems and staffing and provided litigation support services during the prolonged dispute relating to the sale of the company. He then became the lead finance executive with Mobility Technologies, another broadcast media business – but with a technical component and government contracts. Most recently, Mr. McDevitt has been a Managing Director with Whitehawk Partners, delivering financial, systems, operational, and human resources consulting and outsource senior executive services to middle-market businesses.

Lee Wiskowski, Director. Mr. Wiskowski has served as a director of ours since the completion of our merger with Nexvu. Mr. Wiskowski served as our co-chief executive officer from August 30, 2004 through the beginning of 2007. In 1994, Mr. Wiskowski was the co-founder of Madison Securities and early in 1999 was a co-founder of Advanced Equities, both NASD licensed broker-dealers focusing on emerging growth companies. During his tenure with these two companies, Mr. Wiskowski had significant responsibility for private and public placements, primarily of high technology companies. Mr. Wiskowski sold his interest to the other principals of Advanced Equities approximately five years ago. Since December 2002, Mr. Wiskowski has been engaged in the business of providing financial and advisory services to emerging growth companies through Grander, LLC and Momentum Capital, LLC, both privately held advisory and consulting firms. As the sole owner of Grander and co-founder of Momentum Capital, Mr. Wiskowski’s responsibilities are related to the location of potential clients, the negotiation of agreements with those clients, and the provision of advisory services related to the clients. Mr. Wiskowski also serves as an officer and director of Health Partnership Inc. and Mountains West Exploration, Inc.

Philip B. Kenny, Director. Mr. Kenny has served as a director since August 2004. He is, and has been for over the last six years, an owner of and partner in Kenny Industries, a holding company for Kenny Construction Company, Seven K Construction, Northgate Investments, Casino Queen, and Clinton Industries. Mr. Kenny serves as president of Seven K Construction and Northgate Investments. In addition, Mr. Kenny recently served as CEO of K-2 Industrial, a $140 million service company, with over 1,000 corporate clients across the United States. In addition, he serves on the executive committee of Sports Publishing, a Champaign, IL publisher that produces and distributes 120 sports publications on an annual basis. Mr. Kenny also serves on the boards of Umbrella Entertainment, the largest production manager of air shows in the United States, Fifth Media, a technology company in Libertyville, IL, and Insight Productions, a designer and importer of custom products based in Naperville, IL. He serves on the business advisory board at Miami University in Oxford, OH, the board at Northern Illinois University School of Engineering and Technology, and Loyola Academy, the largest Jesuit High School in the United States. Mr. Kenny is a graduate of the Business School at Arizona State University.

David A. Beamish, Director. Mr. Beamish has served as a Director since August 2004. He has been in sales and marketing for over nineteen years. Mr. Beamish began his career in the medical sales area, where he worked for Medline Industries for five years. He successfully managed and built a four-state territory to over $35 million in sales. In 1987, he left Medline Industries to co-found Premier Medical Industries Inc., which he and a partner built to a $32 million in sales business over a period of eight years. After Premier Medical, Mr. Beamish successfully formed, built, and sold five local businesses: Premier Sales Inc. (a linen and textile distributor), Premier Tax and Accounting LLC (an accounting and tax firm), Premier Construction LLC (a small construction firm), Premier Technologies (a computer distributor and Internet firm), and Premier Products LLC (a nursing home supply company). Today, Mr. Beamish owns and operates Premier Laundry Technologies LLC, the largest independently owned COG Healthcare Laundry in the Midwest. PLT has three plants and employs over 150 people.

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

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

Resignation of Derry L. Behm. Effective as of the close of business on April 30, 2007, Mr. Behm resigned as the Chief Financial Officer of the Company to pursue other interests.

Appointment of Darin McAreavey. Effective May 1, 2007, Darin McAreavey was promoted to Chief Financial and Accounting Officer of Company from his prior position as Senior Vice President—Finance. Mr. McAreavey resigned from the Company on September 5, 2007.

Resignation of Thomas G. Hudson. On May 17, 2007, Thomas G. Hudson, the Chief Executive Officer of the Company and a member of its Board of Directors resigned from the Board and ceased any further responsibility as an employee of the Company.

Appointment of Patrick C. Shutt as Director and Chief Executive Officer. Effective May 17, 2007, Patrick C. Shutt became the Chief Executive Officer of the Company, replacing his prior role as President and Chief Operating Officer.

Appointment of George A. King as President. Effective May 17, 2007, George A. King became the President of the Company, replacing his prior role as President—Global Operations. On the same date, Mr. King was nominated to the Board of Directors and approved.

Appointment of Robert Pollan as Chief Operating Officer. Effective May 17, 2007, Robert Pollan became the Chief Operating Officer of the Company, replacing his prior role as Chief Information and Strategy Officer.

Appointment of Jim McDevitt as Chief Financial Officer. Mr. McDevitt has been appointed to the offices of CFO, Secretary, and Treasurer effective September 5, 2007.

Resignation of Robert T Geras. Mr. Geras resigned as a Director of the Company on September 26, 2007.

Resignation of Doug Stukel. Mr. Stukel resigned as a Director of the Company on March 26, 2008.

Code of Ethics

On January 29, 2004, our Board of Directors adopted a code of ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any other persons performing similar functions. We will provide a copy of the code of ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 500 West Madison Street, Suite 2060, Chicago, Illinois 60661. A copy of the code of ethics has been filed as an exhibit hereto.

We intend to disclose any waivers or amendments to our code of ethics in a report on Form 8-K with the Securities and Exchange Commission rather than on our website.

Audit Committee

We have an audit committee and an audit committee charter. The audit committee is presently comprised of David Beamish, George King, Patrick Shutt, and Lee Wiskowski. The audit committee is responsible for selection and oversights of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors, and reviewing all potential conflict of interest situations. We presently do not have a director who would qualify as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. We continue to search for the appropriate independent director who would qualify as an “audit committee financial expert” and would hope to fill that position during the year.

Item 10.	Executive Compensation.

The following table sets forth for each of the named executive officers and directors of the Company: the dollar value of base salary and bonus earned during the year ended December 31, 2007, the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with FAS 123(R), the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans, the change in pension value and non-qualified deferred compensation earnings during the year, all other compensation for the year, and the dollar value of total compensation for the year.

Officers of the Company

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards(1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Patrick Shutt Chief Executive Officer (2)	$200,000	$25,000		$3,253,990	—	—	—	$3,478,990

Tom Hudson Chief Executive Officer through 05/17/07	$320,000	$20,000	(5)	$986,248	—	—	—	$1,326,248

Robert Pollan Chief Operating Officer (2) from 02/05/07	$183,000	$25,000		$3,224,773	—	—	—	$3,432,773

George King President (4)	$200,000	$20,000		$3,253,990	—	—	—	$3,473,990

Directors of the Company

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Geras, Chairman to 10/02/07	—	—	$69,919	—	—	—	$69,919

Doug Stukel, Director to 03/26/08 (2)	$7,292	—	$466,124	—	—	$405,600	$879,016

Lee Wiskowski, Director	$7,292	—	$466,124	—	—	$35,485	$508,901

Phil Kenny, Director	—	—	$69,919	—	—	—	69,919

David Beamish, Director (3)	—	—	$69,919	—	—	—	69,919

(1)	The amounts in these columns are calculated based on FAS 123 (R) and reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007 for stock-based awards. Accordingly, these amounts may include amounts from awards granted both in and prior to 2007. Assumptions used in the calculation of these amounts are in Note 8 to our audited financial statements in our Annual Report on Form 10-KSB for our year ended December 31, 2007. 1 million shares to each Lee Wiskowski and Doug Stukel and 150,000 shares to each of David Beamish, Robert Geras, and Philip Kenny.
(2)	In conjunction with the loaning of funds to the Company as junior secured debt, these individuals were granted 62,500 warrants each at an exercise price of $0.55 expiring December 31, 2010.
(3)	In conjunction with the loaning of funds to the Company as junior secured debt, this individual was granted 125,000 warrants at an exercise price of $0.55 expiring December 31, 2010.
(4)	In conjunction with the acquisition of 20/20, this individual was issued 555,556 shares of common stock of the Company.
(5)	Effective November 30, 2007, the Company entered into a final severance and release agreement with Tom Hudson. This agreement includes the abandonment of all unpaid severance in consideration for the issuance of 2,000,000 shares of common stock issued on January 15, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2007, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
Name (a)	Number of Securities Underlying Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Options Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (j)

Patrick Shutt	375,000		1,125,000	0.70	9/8/2016
			1,000,000	0.70	9/8/2016
	1,916,666			0.185	12/10/2008
		1,916,667		0.185	12/10/2009
		1,916,667		0.185	12/10/2010
			2,333,333	0.185	12/31/2010
			2,333,333	0.185	12/31/2011
			2,333,334	0.185	12/31/2012

Tom Hudson	1,303,007			0.70	6/29/2016
	1,496,993			0.70	9/8/2016

Robert Pollan	125,000		375,000	0.98	2/5/2017
			1,000,000	0.98	2/5/2017
	1,916,666			0.185	12/10/2008
		1,916,667		0.185	12/10/2009
		1,916,667		0.185	12/10/2010
			2,333,333	0.185	12/31/2010
			2,333,333	0.185	12/31/2011
			2,333,334	0.185	12/31/2012

George King	375,000		1,125,000	0.70	9/8/2016
			1,000,000	0.70	9/8/2016
	1,916,666			0.70	12/10/2008
		1,916,667		0.185	12/10/2009
		1,916,667		0.185	12/10/2010
			2,333,333	0.185	12/31/2010
			2,333,333	0.185	12/31/2011
			2,333,334	0.185	12/31/2012

Item 11.	Security Ownership of Certain Beneficial Owners, and Management, and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock that were beneficially owned as of March 17, 2007, by our shareholders known by us to be beneficial owners of more than five percent of our common stock and our officers and directors. Except as otherwise indicated, the shareowners listed in the table below have sole voting and investment power with respect to the common stock owned by them, and the shares are not subject to any pledge. As of March 17, 2008 we had 146,795,709 shares of our common stock outstanding.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership		(4) Percent of Class
Common Stock	David J Lies	8,611,111		5.9%
Common Stock	David Beamish (1)	1,171,839	(2)	*
Common Stock	George King (1)	3,279,309	(3)	*
Common Stock	Philip B. Kenny (1)	637,500	(4)	*
Common Stock	Patrick C. Shutt (1)	2,902,954	(5)	*
Common Stock	Lee Wiskowski (1)	2,487,607	(6)	*
Common Stock	Jim McDevitt (1)	238,333	(7)	*
Common Stock	Robert Pollan (1)	2,041,667		*
Common Stock	All Officers and Directors As a Group	12,759,209		8.0%

(*)	Less than 1%
(1)	Executive Officer or Director
(2)	Includes warrants to purchase 300,700 shares of common stock.
(3)	Includes options to purchase 2,666,666 shares of common stock.
(4)	Includes options to purchase 300,000 shares of common stock.
(5)	Includes options or warrants to purchase 2,729,167 shares of common stock.
(6)	Includes options or warrants to purchase 2,484,607 shares of common stock. Includes warrants to purchase 15,000 shares of common stock held by Momentum Capital, LLC, of which Mr. Wiskowski is a 50% member. Mr. Wiskowski disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(7)	Includes options to purchase 238,333 shares of common stock.
(8)	Includes options to purchase 2,041,667 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and shareholders with beneficial ownership of more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended, to file reports of ownership of our common stock with the Securities and Exchange Commission. Based upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that, except as described below, our executive officers, directors, and stockholders beneficially owning more than 10% of our common stock have complied with the requirements during the year ended December 31, 2007. Mr. Robert Pollan (our chief operating officer), failed to file within the prescribed ten-day timeframe, a Form 3 announcing that he had become a reporting person. He subsequently filed the required Form 3. In addition, Mr. Patrick Shutt (our chief executive officer), Mr. Douglas Stukel (a former director), and Mr. David Beamish (a current director) failed to file Form 4 within the prescribed timeframe. Each subsequently filed a Form 4 announcing the receipt of securities convertible into shares of our common stock.

Item 12.	Certain Relationships and Related Transactions.

On January 19, 2007, Messrs. Geras, Hudson, and Shutt, all Board members of our company and in the case of Mr. Hudson and Mr. Shutt, were also senior officers, were repaid principal and interest amounts owed totaling $283,933, $106,722, and $54,307, respectively, in connection with financing of the acquisition of 20/20.

Mr. Tom Hudson, who was on our Board of Directors and was Chief Executive Officer of our Company, had a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20 and was subsequently repaid with accrued interest totaling $15,682 in 2007.

On January 19, 2007, in connection with the funding of the acquisition of CentrePath and GCG, Mr. Hudson converted $1.0 million of the notes payable. Mr. Hudson was repaid $0.5 million on this date and elected to place the remaining $0.5 million into the Junior Secured Facility also described in the accompanying notes to the financial statements. Mr. Geras was repaid the entire principal and interest totaling $1.9 million upon the completion of our initial equity funding on January 19, 2007.

Effective May 1, 2007, Darin McAreavey was promoted to be our Chief Financial and Accounting Officer from his prior position as Senior Vice President-Finance. Mr. McAreavey’s employment agreement provided for: (i) a one-year term, with automatic renewals if not terminated; (ii) an initial base salary equal to $175,000 per annum during the term of the agreement; (iii) an annual cash bonus as determined by our board of directors, based on a target of 100% of base compensation if all incentives are achieved, with a minimum bonus of $25,000 for the first year of employment; (iv) a non-solicitation covenant during the term of the employment agreement and for a period of one year thereafter; (v) the granting to Mr. McAreavey of ten-year options to purchase 300,000 shares of common stock at the ten-day trailing average of our common stock immediately prior to the grant ($0.92), with 25% percent of such options vesting immediately and on each one year anniversary of the employment date, subject to full vesting in the event of a change in control; (vi) the granting to Mr. McAreavey of ten year performance options to purchase up to 300,000 shares of common stock priced in the same manner as the other stock option, which vest upon the Company and which immediately vest and are exercisable for an additional one year’s period following a change in control. Mr. McAreavey resigned effective August 31, 2007.

On December 28, 2007, we amended the employment agreements of each of Patrick Shutt (CEO), George King (President), and Robert Pollan (COO) and entered into an employment agreement with Jim McDevitt (CFO). The employment agreement amendments each call for base salary effective January 1, 2008 of $250,000, in addition to cash bonuses. Mr. McDevitt’s new employment agreement calls for a base salary of $200,000 per year, with the employment term for a two-year period commencing with January 1, 2008.

All of the above agreements allow for bonuses in 2008 and thereafter of up to 100% of base compensation, to be based on targets determined by our Board or its Compensation Committee. Each employee is provided the option to have future bonuses awarded either in cash or in options to purchase common stock that would have an exercise price discounted to its fair market value and be in an amount equal to the cash bonus that would be waived. Such options, if any, would be exercisable in the calendar year following the year of grant of the options, subject to acceleration in the event of a change in control. Future annual contingent bonuses will be based upon performance metrics established by the Company from time to time. In addition to the bonus provisions, each of the employees had been previously awarded fixed options and incentive based options.

All of the above agreements contain a covenant not to compete during the term of employment and for one year thereafter in the areas of our business. The employment agreement for Mr. McDevitt is substantially similar to the employment agreements, as amended, for each of Messrs. Shutt, King and Pollan, provided that it does not call for any bonuses with respect to 2007 and does not include any of the performance-based or time-based options that were awarded on the inception of employment to them. It provides that Mr. McDevitt would be entitled to one year’s severance in the event of termination of employment by him with “good reason” or by us “without cause.” In the event of a change in control, the agreement provides that if termination of employment is within six (6) months following such a change in control and if Mr. McDevitt would otherwise have the right to terminate his employment for good cause, then he would be entitled to additional severance compensation.

In 2007, Mr. Lee Wiskowski and Mr. Douglas Stukel each received cash payments totaling $319,000 in connection with all the transactions completed by the Company in 2006 and 2007. In addition, Messrs. Wiskowski and Stukel were each issued warrants to purchase stock warrants to purchase 374.53110 shares of Series AA preferred stock (representing in the aggregate 832,117 shares of common stock on an as-converted basis) , with one half at an exercise price of $1,000 per share ($0.45 per share on an as-converted to common stock basis) expiring on December 31, 2008 and the other half at an exercise price of $1,444.44 per share ($0.65 per share on an as-converted to common stock basis) expiring on December 31, 2009. In addition, as part of securing the various short terms notes, we issued warrants to purchase 33.75034 shares of Series AA preferred stock (75,000 shares of common stock on an as-converted basis) each to both Mr. Lee Wiskowski and Mr. Douglas Stukel. The stock warrants have an exercise price of $1,000 per Series AA preferred share ($0.45 per share of common stock on an as-converted basis) expiring on December 31, 2009.

Item 13.	Exhibits.

The Financial Statements and Financial Statement Schedules filed as part of this Report are set forth in Item 7. The Statement regarding the computation of share earnings filed as part of this report is set forth in the accompanying notes to the financial statements. The Statement regarding the Code of Ethics filed as part of this Report is set forth in Item 9. The annual report to the Security holders filed as part of this report is set forth in Items 3, 5 through 12, and 14.

See Exhibit Index below for a description of the documents that are filed as Exhibits to this report on Form 10-KSB or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

Item 14.	Principal Accountant Fees and Services.

The Board, upon recommendation of its Audit committee, resolved to retain the services of the presently appointed auditors, Plante & Moran PLLC, for the foreseeable future.

(a) Audit Fees. The aggregate audit fees billed by Plante & Moran PLLC totaled $384,000 and $164,000 in 2007 and 2006, respectively. These fees appear in the financial statements in this report under the heading of “Professional Services.”

(b) Audit Related Fees. The aggregate audit related fees billed by Plante & Moran totalled $60,000 and $0 in 2007 and 2006, respectively. The 2007 fees were incurred due to auditing Global Capacity Group’s stand alone financial statements as of and for the year ended December 31, 2005.

(c) Tax Fees. None.

(d) All Other Fees. None.

(e) Audit Committee Pre-Approval Policy. Our audit committee has reviewed and approved all of the fees charged by our independent accountants. The audit committee concluded that all services rendered during 2007 and 2006 by our independent accountants were consistent with maintaining their respective independence. As a matter of policy, we will not engage our primary independent accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the audit committee and presented to the full Board at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, our independent accountants to ensure that the SEC’s auditor independence rules are satisfied. Under the policy, the audit committee must pre-approve all services provided by our independent accountants and the fees charged for these services including an annual review of audit fees, audit-related fees, tax fees, and other fees with specific dollar value limits for each category of service. The audit committee will also consider and, if appropriate, approve specific engagements on a case-by-case basis that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the audit committee for approval.

(f) Percentage of fees in items (b) through (d) approved by the audit committee. None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: April 14, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Lee Wiskowski	Director	April 14, 2008
Lee Wiskowski

/s/ David A. Beamish	Director	April 14, 2008
David A. Beamish

/s/ Philip B. Kenny	Director	April 14, 2008
Philip B. Kenny

/s/ George A. King	Director and President	April 14, 2008
George A. King

/s/ Patrick C. Shutt	Director and Chief Executive Officer	April 14, 2008
Patrick C. Shutt

/s/ Jim McDevitt	Chief Financial and Accounting Officer	April 14, 2008
Jim McDevitt

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Certificate of Designations and Preferences authorizing the issuance of up to 120,000 shares of Series AA Preferred Stock(4)

4.1	Form of Two-Year Warrant(4)

4.2	Form of Three-Year Warrant(4)

4.3	Credit Agreement, dated January 19, 2007, by and among 20/20 Technologies, Inc., 20/20 Technologies I, LLC, CentrePath, Inc., Frontrunner Network Systems, Corp., Global Capacity Group, Inc., and Nexvu Technologies, LLC as Borrowers; Capital Growth Systems, Inc. and Magenta netLogic Limited as Guarantors; and Capital Growth Systems, Inc. as Funds Administrator and Hilco Financial, LLC, as Lender. (4)

4.4	Term Note Purchase Agreement, by and among Capital Growth Systems, Inc., a Florida corporation (“Company”), each of the following subsidiaries of Company (individually a “Co-Borrower” and collectively, the “Co-Borrowers”): 20/20 Technologies, Inc., 20/20 Technologies I, LLC, Magenta netLogic, Limited, Frontrunner Network Services Corp., CentrePath, Inc. and Global Capacity Group, Inc. (4)

4.5	First Amendment to Term Note Purchase Agreement by and among Capital Growth Systems, Inc. (“Company”), each Term Note Purchaser and each of the following subsidiaries of the Company (each a “Co-Borrower”): 20/20 Technologies, Inc., 20/20 Technologies I, LLC, Frontrunner Network Systems Corporation, Magenta netLogic, Limited, Centrepath, Inc. and Global Capacity Group, Inc. (7)

4.6	Form of Short-Term Note Purchase Agreement with form of Note and Warrant. (8)

10.1	Advisory Services Agreement with Aequitas Management.*

10.2	Employment Agreement, dated February 5, 2007, by and between the Company and Robert A. Pollan.(5)

10.3	Employment Agreement dated March 2, 2007 by and between Global Capacity Group, Inc. and Darin McAreavey. (6)

Exhibit Number	Description of Document

10.4	Employment Agreement dated April 26, 2007 by and between Global Capacity Group, Inc. and Mark A. Dickey. (6)

10.5	Letter Agreement dated May 17, 2007 between Capital Growth Systems, Inc. and Thomas G. Hudson. (6)

10.6	Waiver and Amendment No. 1 to Credit Agreement with Hilco Financial, LLC. (9)

10.7	Warrant for 3,500,000 Shares to Hilco Financial, LLC. (9)

10.8	Registration Rights Agreement in Favor of Hilco Financial, LLC. (9)

10.9	Consulting Agreement with Salzwedel Financial Communication, Inc. (9)

10.10	Loan Agreement between the Company and Aequitas Capital Management, Inc. (10)

10.11	Settlement Agreement between the Company and Thomas G. Hudson. (10)

10.12	PaceTel Agreement and associated Advisory Services Agreement between the Company and PaceTel, Inc. (11)

10.13	First Amendment, dated December 28, 2007, to the September 8, 2006 Employment Agreement of Patrick Shutt. (12)

10.14	First Amendment, dated December 28, 2007, to the September 8, 2006 Employment Agreement of George King. (12)

10.15	First Amendment, dated December 28, 2007, to the February 5, 2007 Employment Agreement of Robert Pollan. (12)

10.16	Employment Agreement dated December 28, 2007 of Jim McDevitt. (12)

10.17	2007 Long-Term Incentive Plan of the Company. (12)

14	Code of Ethics (1)

21.1	List of Subsidiaries.*

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

References

*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on January 25, 2007 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on February 9, 2007 (SEC File No. 0-30831).

(6)	Incorporated by reference to Form 8-K filed with the Commission on May 22, 2007 (SEC File No. 0-30831).

(7)	Incorporated by reference to Form 8-K filed with the Commission on June 21, 2007 (SEC File No. 0-30831).

(8)	Incorporated by reference to Form 8-K filed with the Commission on August 27, 2007 (SEC File No. 0-30831).

(9)	Incorporated by reference to Form 8-K filed with the Commission on November 6, 2007 (SEC File No. 0-30831).

(10)	Incorporated by reference to Form 8-K filed with the Commission on December 6, 2007 (SEC File No. 0-30831).

(11)	Incorporated by reference to Form 8-K filed with the Commission on December 26, 2007 (SEC File No. 0-30831).

(12)	Incorporated by reference to Form 8-K filed with the Commission on January 4, 2008 (SEC File No. 0-30831).