Form 10KSB/A
period 2007-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-04-29
CIK 1116694

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

EXPLANATORY NOTE

This Amendment No. 1 to Annual Report on Form 10-KSB/A (this “Amendment”) is being filed by Capital Growth Systems, Inc. (the “Company”) in order to amend and restate Item 11 of its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 filed with the SEC on April 14, 2008 (the “Form 10-KSB”).

Item 11.	Security Ownership of Certain Beneficial Owners, and Management, and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock that were beneficially owned as of April 14, 2008, by our shareholders known by us to be beneficial owners of more than five percent of our common stock and our officers and directors. Except as otherwise indicated, the shareowners listed in the table below have sole voting and investment power with respect to the common stock owned by them, and the shares are not subject to any pledge. As of April 14, 2008, we had 147,005,456 shares of our common stock outstanding. Beneficial ownership is determined in accordance with Rule 13d-3 of the Exchange Act. The number of shares beneficially owned by a person includes shares of common stock underlying options or warrants held by that person that are currently exercisable or exercisable within 60 days of April 14, 2008. The shares issuable pursuant to the exercise of those options or warrants are deemed outstanding for computing the percentage ownership of the person holding those options and warrants but are not deemed outstanding for the purposes of computing the percentage ownership of any other person. The persons and entities named in the table have sole voting and sole investment power with respect to the shares set forth opposite that person’s name, subject to community property laws, where applicable, unless otherwise noted in the applicable footnote.

(1) Title of Class	(2) Name of Beneficial Owner	(3) Amount and Nature of Beneficial Ownership		(4) Percent of Class
Common Stock	David J. Lies	29,989,601	(10)	19.0%
Common Stock	Aequitas Managed Entities	20,425,850	(2)	13.7%
Common Stock	David Beamish (1)	1,171,839	(3)	*
Common Stock	George King (1)	3,884,865	(4)	2.6%
Common Stock	Philip B. Kenny (1)	487,500	(5)	*
Common Stock	Patrick C. Shutt (1)	2,902,954	(6)	2.0%
Common Stock	Lee Wiskowski (1)	2,688,424	(7)	1.8%
Common Stock	Jim McDevitt (1)	238,333	(8)	*
Common Stock	Robert A. Pollan (1)	2,229,166	(9)	1.5%
Common Stock	All Officers and Directors as a Group	13,603,081		8.6%

(*)	Less than 1%
(1)	Executive Officer or Director
(2)	The Aequitas Managed Entities hold an aggregate of 13,425,850 shares of common stock and warrants to purchase 7,000,000 shares of common stock. The Aequitas Managed Entities and their holdings include the following, on an individually calculated basis: Aequitas Catalyst Fund, LLC (8,446,353 shares of common stock, warrants to purchase 2,730,769 shares of common stock, 7.5%); Aequitas Hybrid Fund, LLC (4,979,497 shares of common stock and warrants to purchase 1,269,231 shares of common stock, 4.2%); and Aequitas Commercial Finance, LLC (warrants to purchase 3,000,000 shares of common stock, 2.0%).
(3)	Includes warrants to purchase 300,700 shares of common stock.
(4)	Includes options or warrants to purchase 3,272,222 shares of common stock.
(5)	Includes options or warrants to purchase 300,000 shares of common stock.
(6)	Includes options or warrants to purchase 2,729,167 shares of common stock.
(7)	Includes options or warrants to purchase 2,685,424 shares of common stock. Includes warrants to purchase 15,000 shares of common stock held by Momentum Capital, LLC, of which Mr. Wiskowski is a 50% member. Mr. Wiskowski disclaims beneficial ownership of these securities except to the extent of his pecuniary interest therein.
(8)	Includes options to purchase 238,333 shares of common stock.
(9)	Includes options to purchase 2,229,166 shares of common stock.
(10)	Includes warrants to purchase 11,312,877 shares of common stock. Excludes 500,000 shares of common stock held by Mr. Lies’ wife, Linda M. Lies, for which Mr. Lies disclaims beneficial ownership.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/S/ PATRICK C. SHUTT
Patrick C. Shutt, Chief Executive Officer

/S/ JIM MCDEVITT
Jim McDevitt, Chief Financial and Accounting Officer

Dated: April 29, 2008