Form 10QSB
period 2008-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-05-16
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of May 5, 2008, the issuer had outstanding 147,116,567 shares of its $0.0001 par value common stock.

Transitional Small Business Disclosure Format:    Yes  ☐    No    ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report include, but are not limited to, those discussed under the heading “Risk Factors” in our report on Form 10-KSB for the period ended December 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,930	$859
Accounts receivable, net of allowances of $109 and $99	6,634	1,782
Prepaid expenses and other current assets	1,400	1,646
Current assets of discontinued operations	3	2,387

Total Current Assets	14,967	6,674
Property and equipment, net	1,193	1,418
Intangible assets, net	8,008	8,308
Goodwill	12,513	12,513
Other assets	1,916	478
Non-current assets of discontinued operations	10	1,031

TOTAL ASSETS	$38,607	$30,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$36	$5,182
Accounts payable	1,940	2,750
Accrued expenses	4,465	3,231
Deferred revenue, current portion	560	537
Current liabilities of discontinued operations	30	2,827

Total Current Liabilities	7,031	14,527
Liabilities for warrants to purchase common stock	32,086	—
Embedded derivatives of convertible debt	1,513	—
Long-term portion of debt	9,752	6,366
Deferred revenue, net of current portion	63	76
Non-current liabilities of discontinued operations	—	728

Total Liabilities	50,445	21,697
SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 146,984,246 and 123,752,039 issued and outstanding at March 31, 2008 and at December 31, 2007, respectively	14	12
Additional paid-in capital	64,635	81,849
Foreign currency translation adjustment	(95)	(89)
Accumulated deficit	(76,392)	(73,047)

Total Shareholders’ Equity (Deficit)	(11,838)	8,725

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$38,607	$30,422

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenue	$9,523	$4,000
Cost of Sales	4,418	2,921

Gross Margin	5,105	1,079

Operating Expenses
Compensation	4,289	2,841
Depreciation and amortization	536	938
Other operating expenses	2,857	1,393

Total Operating Expenses	7,682	5,172

Operating Loss	(2,577)	(4,093)
Interest Expense	5,845	2,872
(Gain) or loss on warrants and derivatives	(4,769)	—

Loss from continuing operations	(3,653)	(6,965)

Discontinued operations
Loss from discontinued operations, net of tax	(91)	(492)
Gain on sale of discontinued operations, net of tax	399	—

Total income (loss) from discontinued operations, net of tax	308	(492)

Net loss	(3,345)	(7,457)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	—	(9,183)

Net loss applicable to common shareholders	$(3,345)	$(16,640)

Earnings per Share
Loss from continuing operations	$(0.02)	$(0.75)
Loss from discontinued operations	—	(0.02)

Net loss applicable to common shareholders	$(0.02)	$(0.77)

Average shares outstanding	138,286,091	21,566,700

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2	$—	$24,520	$(22,565)	$(49)	$1,908	—
Issuance of Series AA preferred stock	—	19,984	—	—	—	17,554	—	—	17,554	—
Deemed dividend related to the conversion of Series AA preferred stock to common stock	—	—	—	—	—	(9,183)	—	—	(9,183)	—
Issuance of Series AA preferred stock warrants	—	—	—	—	—	9,183	—	—	9,183	—
Stock warrants issued with debt financing	—	—	—	—	—	5,184	—	—	5,184	—
Stock-based compensation expense	—	—	—	—	—	1,432	—		1,432	—
Issuance of common stock	695,811	—	—	—	—	326	—	—	326	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	(1)	(1)
Net loss for the three months ended March 31, 2007	—	—	—	—	—	—	(7,457)		(7,457)	(7,457)

Balance, March 31, 2007	21,710,880	19,984	2,516	$2	$—	$49,016	$(30,022)	$(50)	$18,946	$(7,458)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2008	123,752,039	$12	$81,849	$(73,047)	$(89)	$8,725	—
Stock warrants issued with debt financing	—	—	1,083	—	—	1,083	—
Reclassification of warrants to liability	—	—	(28,908)	—	—	(28,908)	—
Cashless warrant conversion	2,358,506	—	—	—	—	—	—
Cashless exercise of stock options	804,626	—	—	—	—	—	—
Registration rights penalty	477,185	—	241	—	—	241	—
Debt to equity conversion	19,591,890	2	8,406	—	—	8,408	—
Stock-based compensation expense	—	—	1,964	—	—	1,964	—
Foreign currency translation adjustment	—				(6)	(6)	(6)
Net loss for the three months ended March 31, 2008				(3,345)		(3,345)	(3,345)

Balance, March 31, 2008	146,984,246	$14	$64,635	$(76,392)	$(95)	$(11,838)	$(3,351)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities from continuing operations	$(3,852)	$(5,025)
Net cash used in operating activities from discontinued operations	(524)	(1,132)

Net cash used in operating activities	(4,376)	(6,157)

Net cash used in investing activities from continuing operations	(12)	(150)
Net cash provided by investing activities from discontinued operations	712	—

Net cash provided by (used in) investing activities	700	(150)

Net cash provided by financing activities from continuing operations	9,753	6,071
Net cash provided by financing activities from discontinued operations	—	718

Net cash provided by financing activities	9,753	6,789

Effect of exchange rate on cash and equivalents	(6)	(1)

Increase in cash and cash equivalents	6,071	481
Cash and cash equivalents – beginning of period	859	1,204

Cash and cash equivalents – end of period	$6,930	$1,685

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$632	$689
Cash paid for interest for discontinued operations	—	28

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Junior Secured Facility into common stock	$8,408	$—
Conversion of short-term bridge and convertible notes into preferred stock	—	4,586
Conversion of short-term bridge notes to Junior Secured Facility	—	5,388
Issuance of common stock	1,771	—
Issuance of warrants	1,083	—
Reclassification of warrants from Additional Paid-in Capital to Liabilities	(28,908)	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Condensed Financial Statements

March 31, 2008 (Unaudited)

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

During the first quarter of 2007, the Company determined both Nexvu Technologies, LLC (“Nexvu”), and Frontrunner Network Systems (“Frontrunner”) were not core to its telecom logistics model and met the definition of discontinued operations as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144) the financial results of these two entities are presented as discontinued operations. See the “Discontinued Operations” note for further discussion.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the rules and regulations of the Securities and Exchange Commission for interim financial statements. These financial statements reflect all adjustments and accruals of a normal recurring nature that, in the opinion of management, are necessary in order to make the financial statements not misleading. The results for the interim periods presented are not necessarily indicative of results to be expected for any future period.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2007 Annual Report on Form 10-KSB filed with the Securities Exchange Commission.

NOTE 2. Summary of Significant Accounting Policies.

Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies can be found in its 2007 Annual Report on Form 10-KSB filed with the Securities Exchange Commission.

Amounts included in these footnotes to the financial statements are displayed in thousands of dollars, exclusive of share amounts.

Cash and Cash Equivalents

The Company considers short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents. The Company had $0.2 million of cash restricted for outstanding letters of credit as of March 31, 2008 and December 31, 2007.

Intangible Assets and Goodwill

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets that are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset or asset group may not be recoverable. The Company has determined that no impairments existed as of March 31, 2008. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded represents the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Gross carrying amounts, accumulated amortization, and estimated amortization period for each major intangible asset class are as follows:

		as of March 31, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Developed technology	5 to 11	$5,805	$(976)	$4,829
Trade names	3	350	(159)	191
Customer base	6 to 10	3,560	(572)	2,988

Total	8.52 weighted-average years	$9,715	$(1,707)	$8,008

	as of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net
	(in thousands)
Developed technology	$5,805	$(809)	$4,996
Trade names	350	(129)	221
Customer base	3,560	(469)	3,091

Total	$9,715	$(1,407)	$8,308

Amortization expense for the three months ended March 31, 2008 and 2007 related to the intangible assets was $0.3 million and $0.3 million, respectively. Estimated amortization expense for the intangible assets is as follows for the years or other defined periods ending December 31:

(in thousands)
Remaining nine months of 2008	$897
2009	1,183
2010	1,079
2011	1,066
2012	857
Thereafter	2,926

$8,008

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have been no current events or circumstances that would indicate an impairment of goodwill exists. There were no changes in the acquired amount of goodwill as of March 31, 2008 and December 31, 2007 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	March 31, 2008	December 31, 2007
	(in thousands)
Acquisition of 20/20	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754
Acquisition of GCG	1,949	1,949

End of the period	$12,513	$12,513

Warrants and Embedded Derivatives

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features. Such embedded derivatives are assessed at inception of the contract and every reporting period and, depending on their characteristics, are accounted for as separate derivative financial instruments pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (SFAS 133). SFAS 133 requires analysis of all material contracts and determination of whether they contain embedded derivatives. Any such embedded derivatives that meet the above criteria are bifurcated from their host contract and recorded on the consolidated balance sheet at fair value and the change in fair value of these derivatives is recorded each period in the consolidated statement of operations as an increase or decrease to gain or loss on warrants and derivatives.

Similarly, if warrants meet the classification of liabilities in accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), then the fair value of the warrants are recorded on the consolidated balance sheet at their fair value, and any changes in such fair values are recorded each period in the consolidated statements of operations as an increase or decrease to the gain or loss on warrants and derivatives.

Accounting for Debt Issued with Stock Purchase Warrants

The Company accounts for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants APB 14, if such warrants meet equity classification. The proceeds of the debt is allocated between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrant themselves, if the warrants are equity instruments.

Comprehensive loss

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and displaying of comprehensive income or loss, its components, and accumulated balances. Comprehensive income or loss is defined to include all changes in equity except those resulting from investments by, and distributions to, shareholders. The following is the Company’s comprehensive loss for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net loss, as reported	$(3,345)	$(7,457)
Foreign currency translation adjustment	(6)	(1)

Comprehensive loss	$(3,351)	$(7,458)

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

As of March 31, 2007, there were 16,774,527 stock options and 79,702,075 stock warrants outstanding that potentially could have been converted into common shares. There were also 2,516.10 and 19,984.53 shares of Series B and Series AA Convertible preferred stock that potentially could have been converted into 3,700,147 and 44,409,623 shares of common stock, respectively. The Company also had outstanding warrants to purchase 2,020.756 Series A preferred stock that were potentially convertible into 2,245,262 shares of common stock.

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

As of March 31, 2008, there were 67,558,953 stock options and 83,756,576 stock warrants outstanding that potentially could be converted into common shares.

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2 (FSP 157-1 and FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a non-recurring basis (at least annually). The Company does not currently expect the adoption of the recently issued FASB Staff Positions to have a material effect on its consolidated result of operations and financial condition.

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

NOTE 3. Discontinued Operations.

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall telecom logistics integrator strategy and therefore made the decision to dispose of these two entities. Since early 2007, the Company actively marketed the two companies. Development activity at Nexvu was ended effective September 30, 2007 and shut-down costs of $160,000 were accrued at that date to cover any residual costs, including severance and liquidation of fixed assets.

On February 19, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) pursuant to which Frontrunner sold substantially all of its assets to the Buyer. The purchase price for the assets was $0.9 million and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $0.6 million. Approximately $0.1 million of the cash purchase price was placed in escrow to be disbursed based on the collections of certain accounts receivable of Frontrunner that were purchased by the Buyer. In connection with the sale of assets, the Company agreed to not compete with the Buyer for a period of five years.

In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations for the financial statements presented herein. Revenues for the three months ended March 31, 2008 and March 31, 2007 were $1.0 million and $2.1 million, respectively. The loss from discontinued operations for the three months ended March 31, 2008 and 2007 were $0.1 million and $0.5 million, respectively. The operating results related to Frontrunner are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the three months ended March 31, 2008 was $0.4 million.

NOTE 4. Debt.

Debentures. On March 11, 2008, the Company completed a private placement of $19.0 million of securities (“Purchase Agreement”) with a number of investors (“Purchasers”). The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share and having a term ending five years from the closing date. The Conversion price on all Debentures still outstanding 210 days after the closing shall be reset to 90% of the volume weighted average price for the five trading days immediately prior to such date – if such amount is lower than $0.50 per share. The Conversion price can also be reset for (i) forward and reverse splits and other extraordinary transactions and (ii) a full ratchet clause which effectively lowers the purchase price to the lowest price at which there is any subsequent placement of the Company’s common stock (or common stock equivalents).

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

During the first year, the Company will have the right to call up to 25% of the Debentures outstanding at 105% of their stated value (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity). In the second year, the Company may call up to 100% of the Debentures upon tender of the full amount owing with respect to the Debentures (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity), provided the Company is in compliance with all of its obligations under the Debentures. The Debentures are subject to a number of other restrictions, conditions, sanctions, and negative covenants. The Debentures are convertible from time to time at the option of their holders at the Conversion Price of $0.50 per share, subject to certain adjustments.

The Purchase Agreement calls for the issuance of Warrants comprising the right to purchase up to 50% of the shares issuable per the Debentures (19 million shares of common stock in the aggregate for all of the Warrants) at an exercise price of $0.73 per share (subject to adjustment as discussed below). The Warrants expire five years from the closing date and may be exercised for cash or on a cashless basis and are subject to certain other conditions.

The Company has entered into a Registration Rights Agreement pursuant to which it is obligated to file a registration statement to register all or the maximum amount permitted by the SEC of the common stock underlying the Debentures and Warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and is to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the Securities and Exchange Commission). Failure to meet any of these obligations could subject the Company to liquidated damages equal to 2% of the original principal amount of the Debenture of the holder for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder (and interest accrues on unpaid liquidated damages at 18% per annum). See the “Subsequent Events” note for further discussion.

The Company and all of its subsidiaries entered into a Security Agreement pursuant to which it granted to the Purchasers a security interest in all of its assets, including a pledge by the Company of all of the capital stock of each of its subsidiaries. Upon an Event of Default, the Purchasers may take possession of the collateral and operate the business.

The Company had previously entered into a Senior Secured Facility and a Junior Secured Facility, all of which were either converted or paid off with the net proceeds from the sale of the aforementioned debentures and the related deferred financing costs were recognized.

Senior Secured Facility. In January 2007, the Company closed the initial funding of $7.0 million of borrowings on an 18-month, $12 million Senior Secured Facility issued to the Company by a Senior Lender. The Credit Agreement for the facility named the Company and its subsidiaries as co-borrowers and provided for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It required the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7% and had a $250,000 prepayment penalty until the last thirty days of the facility. There was a $3,000 per month collateral management fee, a 0.5% per month unused line fee, and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay the Senior Lender a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the facility. As of March 31, 2007, the Company’s borrowing capacity was $1.5 million. The Company accrued $300 thousand as of March 31, 2007 related to the initial issuance costs payable to the Senior Lender in July 2007.

The Senior Secured Facility was secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The Credit Agreement prohibited junior encumbrances on the Company’s assets with the exception of the Junior Secured Facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement contained numerous affirmative and negative covenants customary for facilities of this nature. The Company had agreed to EBITDA covenants (i.e., earnings before interest taxes, depreciation, and amortization and before non-cash stock compensation and warrant expense) as follows (at least 75% of the amount to be achieved on a cumulative basis: Q1 2007 ($2.4) million; Q2 2007 ($2.6) million; Q3 2007 ($600,000); and Q4 2007 $3.1 million. The Company also agreed to a covenant capping capital expenditures at $0.5 million for 2007. The Company was in compliance with all the covenants required under this debt agreement as of March 31, 2007.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to the Senior Lender two warrants to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2,500,000 shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3,500,000 shares of common stock at $0.15 was issued and the previously issued warrants were cancelled. The new warrant provided for, among other things, cashless exercise, anti-dilution, and registration rights. The Senior Lender subsequently agreed to waive the requirements that the shares underlying its warrant be registered.

Junior Secured Facility. On January 19, 2007, the Company entered into an agreement with a number of individuals and entities for the establishment of a Junior Secured Facility that permitted the funding of up to $10,000,000 of original principal amount of advances. At the closing, an initial $5.9 million of funds was provided pursuant to the facility and, on January 22, 2007, an additional $0.5 million was added, bringing the aggregate principal amount of the facility to $6.4 million as of March 31, 2007. All but $1.0 million of the funding of the facility was provided by the exchange of existing bridge loans for the issuance of new notes with respect to the facility (valued dollar for dollar against outstanding principal plus accrued interest of the bridge loans; this included a bridge loan of $0.5 million plus accrued interest funded to the Company by its then chief executive officer). The facility had a two-year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. The Junior Secured Facility included a junior lien on the Company’s assets and the assets of its subsidiaries, which was expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

The original principal amount of each note issued pursuant to the Junior Secured Facility was convertible at the holder’s option into Series AA preferred stock (or following its conversion to common stock, then the conversion feature relates to common stock) at a price per share equal to a 20% discount to the trailing ten-day average for the Company’s common stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). In connection with the funding of the Junior Secured Facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA preferred stock for each $100,000 advanced, which represents 150,000 shares of common stock, on an as-converted basis, exercisable at $0.45 per share and expiring December 31, 2009. The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling (originally applicable to the facility based on a floor of $0.65 and a ceiling of $1.25 per share) and floor for the conversion of loan amounts to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 90.0009 shares of Series AA preferred stock (200,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility would have expired on December 31, 2009. The Company had issued warrants to purchase an aggregate of 15,432,658 shares of its common stock.

Debt as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)

Secured convertible debenture, with an outstanding balance of $19,000,000 at March 31, 2008, bearing a 5% coupon for the first two years and a 10% coupon for the last three years, secured by all of the assets of the Company and its subsidiaries, due March 2013. The debt instrument provides for the issuance of stock warrants comprising the right to purchase up to 50% of the shares issuable per the debentures (19 million shares of common stock in the aggregate for all of the warrants) at an exercise price of $0.73 per share. For the period ended March 31, 2008, the debt is shown net of the $9,354,309, which represents the unamortized value of the discount.

	$9,646	—

Senior secured line of credit, with an outstanding balance of $5,454,057 at December 31, 2007, bearing interest at 15%, secured by all of the assets of the Company and subsidiaries, due July 2008. The debt instrument also provided for the issuance of stock warrants allowing the holder to purchase 2,500,000 shares of common stock (or equivalent) of the Company at an exercise price between $.45 and $.65 per share. During 2007, the original warrant was replaced by a new warrant to purchase 3,500,000 shares at $0.15 per share. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $2,021,928 and allocated that amount of the proceeds to the warrants resulting in a discount on the debt. As of December 31, 2007, the balance of the debt was reported net of $908,565, which represented the unamortized value of the warrants.

	—	4,546

Junior Secured Facility, with a face amount of $9,313,438, bearing simple interest at 12%, due January 2009. The debt instrument provided for the issuance of stock warrants allowing the holder to purchase 15,432,658 shares of common stock of the Company at an exercise price of $.45. At December 31, 2007, 11,277,529 of those warrants were still outstanding. The Company issued additional stock warrants as part of securing these notes, which allow the purchase of 267,788 shares of common stock at an exercise price between $.45 and $.65 per share. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $6,977,826 and allocated that amount of the proceeds to the warrants resulting in a discount on the debt. In addition, the Junior Secured Facility contains a conversion feature that was deemed beneficial to the holders, which resulted in an additional discount totaling $4,134,387, which was expensed during 2007. As of December 31, 2007, the balance of the debt due was reported net of $3,287,653, which represented the unamortized value of the warrants. A $1.0 million increase in the Junior Secured Facility was approved during 2007 and $350,000 was borrowed thereunder. This short-term bridge facility, with an outstanding balance of $202,000 at December 31, 2007, comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, which was subsequently extended, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded; the warrant is exercisable at $0.55 per share and expires December 31, 2010. Using the Black-Scholes model, the Company estimated the fair value of the warrants to be $129,437 and expensed the amount to interest as the notes were initially due September 30, 2007. The facility was funded in August 2007 and warrants to purchase an aggregate of up to 437,500 shares were issued, of which 375,000 were still outstanding at December 31, 2007. The short-term bridge facility is unsecured.

	—	6,228

Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008.	—	601

Unsecured loans from certain employees of Magenta, bearing interest at 8.43%, due upon demand.	124	138

Capital lease obligations.	18	35

Total	9,788	11,548

Less: current maturities	36	5,182

Long-term portion	$9,752	$6,366

During 2007, the Company failed to meet certain covenants required under various borrowing agreements. The Company sought and obtained waivers from its lenders, as necessary. No acceleration of the indebtedness evidenced by these notes had been declared by any of its creditors.

The weighted-average interest rate on the debt listed above excluding the effect of the amortization of the fair value of the related warrants is 8.0% and 12.8% as of March 31, 2008 and December 31, 2007, respectively.

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

(in thousands)
Remaining nine months of 2008	$18
2009	24
2010	24
2011	24
2012	24
Thereafter	19,028

Total	$19,142

NOTE 5. Stock Warrants.

The Company has issued warrants to purchase shares of its common stock to various entities and individuals as summarized on the following table:

Price	Number of Warrants	Expiration Date
$0.30	26,540,410	2009
0.39	14,035,434	2009
0.35	675,000	2010
0.45	3,757,666	2011
0.50	150,000	2011
0.70	3,938,066	2011
0.15	6,500,000	2012
0.30	4,000,000	2012
0.50	2,500,000	2012
0.73	21,660,000	2013

	83,756,576

These stock warrants are exercisable and have a weighted average exercise period of 2.7 years. On October 2, 2007, the Company offered to amend all of its outstanding Warrant Agreements for a limited time, which allowed holders to exercise all or a portion of their warrants at $0.15 per share. In accordance with the anti-dilution price protection included in the warrant agreements, the exercise price of certain warrants was reduced and the expiration date on certain warrants was extended. During 2007, certain of the warrants were originally issued as Series A preferred stock warrants and Series AA preferred stock warrants. These warrants have been converted to warrants to acquire common stock of the Company, effective as of June 2007 with the amendment to the Company’s Articles of Incorporation to authorize 350,000,000 shares of common stock. Amortization of the fair value of the warrants recognized as interest expense during the three months ended March 31, 2008 and 2007 was $4.3 million and $1.9 million, respectively.

NOTE 6. Liability for Warrants and Embedded Derivatives.

The conversion features of the Debentures include a reset provision by which the exercise price will be reset to 90% of the ten-day volume weighted average pricing on the 210th day anniversary. Because of this provision, the Company is unable to determine if it will have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options. Pursuant to SFAS 133 and EITF 00-19, the conversion features of the Debenture are considered embedded derivatives requiring bifurcation from the debt host and they are included on the consolidated balance sheet as a liability (see “embedded derivates of convertible debt”) at fair value. The embedded derivative will be revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statements of operations. As of March 11, 2008 (the initial balance sheet classification date) and March 31, 2008, the fair value of the embedded conversion features was $1.7 million and $1.5 million, respectively. The Company recorded a gain on the change in fair market value of the derivatives of $0.2 million for the three months ended March 31, 2008.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The fair value of the warrants is now classified as a liability in the consolidated balance sheet. The warrant liability will be revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statements of operations. As of March 11, 2008 (the initial balance sheet classification date) and March 31, 2008, the fair value of the warrants was $36.6 million and $32.1 million, respectively. The Company recorded a gain on the change in fair market value of the warrants of $4.5 million for the three months ended March 31, 2008.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

SFAS 157 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Company’s assessment of the significance of particular inputs to these fair measurements requires judgment and considers factors specific to each asset or liability.

Liabilities measured at Fair Value on a recurring basis at March 31, 2008 were as follows:

(in thousands)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2008

Derivative financial instruments		$1,513		$1,513
Warrant Liability		$32,086		$32,086

NOTE 7. Stock-Based Compensation.

The Company applies SFAS No. 123R, Share-Based Payments (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that stock-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. During the first quarter of 2008, the Company issued 7,375,000 options, of which 2,550,000 are performance based. Stock-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $2.0 million and $1.4 million, respectively.

On February 22, 2008, the Company amended its 2007 Long Term Incentive Plan to increase the number of shares issuable under the Plan from 5,000,000 to 6,500,000.

NOTE 8. Shareholders’ Equity.

2007 Events

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

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless, with an extension on the outside date for exercise of the warrants to be the later of their original term or one year following the modification to make them cashless. As of March 31, 2008 and December 31, 2007, the Company had not filed a registration statement and therefore was obligated to issue 477,185 and 4,784,623 shares of common stock, respectively representing a non-cash registration rights penalty of $0.2 million and $2.5 million, respectively. Holders of the affected shares include certain members of the Company’s Board of Directors. During the first quarter, the Company advised these holders that their warrants were made cashless and the outside date for exercise of the warrants expiring December 31, 2008 was February 4, 2009.

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

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder’s option into common stock at a price per share equal to a 20% discount to the average ten-day trailing average for the Company’s common stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling and floor for the conversion of loan amount (which had originally been at $0.65 per share floor and $1.25 per share ceiling) to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 5, 2007, the warrant coverage was increased to 200,000 shares of common stock at an effective price of $0.45 per share for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of December 31, 2007, the Company had issued an aggregate of 15,432,658 shares of common stock warrants in connection with the Junior Secured Facility. Shares of common stock are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

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

Pursuant to the guidance in EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments (EITF 00-27), the Company allocated the proceeds from the Series AA financing between the Series AA preferred stock and the warrants based upon their estimated fair value as of the closing date. The Company calculated the intrinsic value of the beneficial conversion feature embedded in the Series AA preferred stock and warrants. As the amount of the beneficial conversion feature exceeded the value allocated to the Series AA preferred stock and warrants, the amount of the beneficial conversion feature to be recorded is limited to the proceeds allocated to the Series Preferred Stock and warrants. The beneficial conversion values related to the Series AA preferred shareholders and warrants of $11.2 million and $9.1 million, respectively, were recognized as an additional discount on the Series AA preferred stock which amounts were accreted and treated as a deemed dividend to the holder of the Series AA preferred stock with the Common Shareholders successfully authorizing the increase of common stock from 25 million to 350 million on the Company’s shareholder meeting held on June 25, 2007. In addition, the Company determined the Junior Secured Facility contained a beneficial conversion feature related to the holders’ ability to purchase the Company’s common stock at a 20% discount to the ten-day trailing average of the closing price. The intrinsic value of the conversion option exceeded the fair value of the proceeds allocated to the debt, thus limiting the beneficial conversion feature total to $4.4 million. This amount was recorded as a reduction to notes payable and an increase to additional paid-in capital and was accreted through interest expense during 2007.

2008 Events

On March 11, 2008, the Company completed a private placement of $19.0 million of securities with a number of Purchasers. The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share having a term ending five years from the closing date. The Warrants may be exercised for cash or on a cashless basis and are subject to certain other conditions.

During the first quarter of 2008, the Company issued 19,591,890 shares of common stock upon the conversion of the principal and accrued interest with respect to the Junior Secured Facility. The conversion was based upon a 20% discount to the ten-day average closing price of the Company’s common stock for the last ten trading days most recently ended as of the conversion date (“ten-day trailing average”), which resulted in effective conversion prices between $0.418 and $0.504. Principal and interest were reduced by $8.4 million. The remaining amounts owed under the Senior and Junior Secured Facilities of $6.3 million and $1.8 million, respectively, were paid in full with the proceeds from the Purchase Agreement.

During the first quarter of 2008, the Company issued 804,626 of common shares pursuant to the cashless conversion of options with an exercise price of $0.185 and a ten-day trailing average market price of $0.616. The Company also issued 2,358,506 of common shares related to the cashless conversion of warrants with an exercise price between $0.30 and $0.45 and a ten-day trailing average market price between $0.565 and $0.630.

NOTE 9. Transactions with Related Parties.

On February 25, 2008, the Company’s former CEO received a total of 1,174,735 shares of the Company’s common stock upon conversion of the principal and accrued interest owed to him with respect to the Junior Secured Facility.

On March 3, 2008, the Company’s CEO received a total of 105,566 shares of the Company’s common stock upon conversion of the principal and accrued interest owed to him with respect to the Junior Secured Facility.

In September 2007, the Company entered into an advisory agreement with Aequitas Capital Management, an investor. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Aequitas an advisory fee of $0.4 million. On February 12, 2008, Aequitas received a total of 6,086,398 shares of the Company’s common stock upon conversion of the principal and accrued interest owed to it with respect to the Junior Secured Facility.

In November 2007, the Company entered into an advisory agreement with Capstone Investments, an investor. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Capstone an advisory fee of $1.3 million and issued warrants to purchase 2,660,000 shares of common stock at $0.73 per share, exercisable for five years.

NOTE 10. Segment Reporting and Geographic Area Information.

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

Revenues generated outside the United States during the three months ended March 31, 2008 and totaled $0.6 million and $0.3 million, respectively. All of the Company’s international revenue was generated in the European Union. As of March 31, 2008 and December 31, 2007, the Company’s identifiable assets outside the United States totaled $0.3 million and $0.04 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

NOTE 11. Going Concern.

Cash on hand at March 31, 2008 was $6.7 million (not including $0.2 million restricted for outstanding letters of credit). The Company has incurred net losses from continuing operations of $3.7 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively, with results for 2008 including $2.3 million in non-cash expenses relating to the accounting treatment for stock, warrants, and options. Additionally, cash used in operating activities from continuing operations was $3.9 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise some doubt about its ability to continue as a going concern.

Notwithstanding the above, the Company continues to find support amongst its shareholders’ and other investors, as evidenced by the $19.0 million financing completed in the first quarter of 2008. This capital was used to pay off essentially all of the Company’s outstanding debt. The balance of the funds will be used for operations and to support the Company’s successful new business development efforts.

NOTE 12. Subsequent Events.

On April 29, 2008, pursuant to the terms of the Secured Convertible Debentures discussed in the “Debt” footnote above, the Company filed a Form S-1 Registration Statement to register 57 million shares of its common stock – which is the amount of shares underlying the debentures and related warrants.

On May 1, 2008, the Company’s Board of Directors amended and restated the Company’s By-laws to increase the number of Board members to nine. As a result of filling the vacancies created by the expansion of the Board and the resignation of certain Board members, the Board now includes financial experts and meets independence thresholds. The Company granted options to purchase 625,000 shares of its common stock at an exercise price of $0.59 per share to each of the three resigning Directors. In addition, options to purchase 400,000 shares of common stock at an exercise price of $0.60 per share were granted to each of the six new Board members. The exercise price is equal to the average closing price of the Company’s common stock on the OTCBB for the last ten trading days immediately preceding the date of grant. The options expire in May 2018.

Also on May 1, 2008, the Company adopted a 2008 Long Term Incentive Plan (“Plan”) for providing stock options and other equity-based compensation awards to its employees and other persons assisting the Company. Initially, up to 22,000,000 shares of common stock are issuable under the Plan; however, the Plan contains an “evergreen” provision such that each year the number of shares of common stock issuable under the Plan shall automatically increase, so that the amount of shares issuable under the Plan is equal to fifteen percent (15%) of the total number of shares of common stock outstanding on the last trading day in December of the immediately preceding calendar year. In no event shall the number of shares of common stock issuable under the Plan exceed 30,000,000 shares. At the date of adoption of the Plan, options to purchase 1,875,000 shares of common stock were issued under the plan.

Item 2.	Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Cash on hand at March 31, 2008 was $6.7 million (not including $0.2 million restricted for outstanding letters of credit). The Company has incurred net losses from continuing operations of $3.7 million and $6.9 million for the three months ended March 31, 2008 and 2007, respectively, with results for 2008 including $2.3 million in non-cash expenses relating to the accounting treatment for stock, warrants, and options. Additionally, cash used in operating activities from continuing operations was $3.9 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors, as evidenced by the $19.0 million financing completed in the first quarter of 2008. This capital was used to pay off essentially all of the Company’s outstanding debt. The balance of the funds will be used for operations and to support the Company’s successful new business development efforts.

Results of Operations

Three months ended March 31, 2008 compared to 2007

Total revenues for the three months ended March 31, 2008 were $9.5 million compared to $4.0 million for the same period in 2007, representing a 138% increase. This increase is primarily due to the recognition of revenue in the first quarter of 2008 in connection with a significant new contract in our Optimization Solutions line of business.

Revenues generated from Optimization Solutions totaled $6.5 million for the three months ended March 31, 2008 compared to $1.9 million for the same period in 2007, which represents professional services, remote network management services, and the use of our automated pricing software. The Connectivity Solutions business recorded $3.0 million for the three months ended March 31, 2008 compared to $2.1 million for the same period in 2007, which is from the design, delivery, and management of networks.

The consolidated gross margin rate was 54% for the three months ended March 31, 2008 compared to 27% for the same period in 2007. This increase was driven primarily by the delivery of optimization services to the new customer mentioned above.

Operating expenses for the first quarters of 2008 and 2007 consists of the following:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Compensation	$4,289	$2,841
Professional services	2,142	360
Depreciation and amortization	536	938
All other operating expenses	715	1,033

Total operating expenses	$7,682	$5,172

Compensation expense increased $1.4 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, due in part to higher commission expense, which is consistent with the increase in revenue. Also included in compensation expense for 2008 are non-cash charges of $2.0 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $1.4 million for the same period in 2007.

Professional services increased $1.8 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, due in part to the pay-off of the senior and junior secured facilities. In addition, we incurred additional advisory expenses and utilized outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in suburbs of Boston and the fair value assigned to the Company’s intellectual property.

Other operating expenses decreased $0.3 million for the three months ended March 31, 2008 as compared to the same period for 2007. This decease is due to decreased occupancy expense resulting from a reduction in our leased space.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three months ended March 31, 2008 reflect interest of $5.8 million. This interest includes $4.3 million related to the amortization of the fair value assigned to the warrants issued with the debt. The Debentures had a weighted average interest rate of 8.0%.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations during the three months ended March 31, 2008 and 2007 was $3.9 million and $5.0 million, respectively. The cash used in operating activities from continuing operations was principally due to the net loss from continuing operations of $3.7 million. The primary variance between operating loss and net cash used in operating activities from continuing operations during the three months ended March 31, 2008 was due to stock option expense of $2.0 million, and the amortization of the fair value assigned to the warrants issued with debt of $4.3 million. In addition, accounts receivable increased by $4.9 million in connection with billings under a significant new contract. These amounts were partially offset by a $4.8 million change in the fair value of embedded derivatives and warrants, and a $1.4 million reduction in accrued expenses. The primary variance between operating loss and net cash used in operating activities from continuing operations during the three months ended March 31, 2007 was due to stock option expense of $1.4 million and warrant expense of $1.9 million. These amounts were partially offset by a $1.9 million reduction in accrued expenses.

The cash used in investing activities from continuing operations during the three months ended March 31, 2008 and 2007 was $0.01 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively. Our capital expenditures in both 2008 and 2007 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make additional capital expenditures related to the integration of our operations.

Net cash provided by financing activities from continuing operations during the three months ended March 31, 2008 and 2007 was $9.8 million and $6.1 million, respectively. The cash provided from financing activities during the three months ended March 31, 2008 resulted from the sale of the secured convertible debentures of $19.0 million completed on March 11, 2008. These proceeds were partially offset by the repayment of the Senior Secured and Junior Secured facilities and financing payments on the secured convertible debentures. The remaining proceeds were retained for working capital purposes. The cash provided from financing activities during the three months ended March 31, 2007 was the result of the debt and equity offerings funded primarily during the three months ended March 31, 2007. We also generated cash from the issuance of the Senior Secured and Junior Secured credit facilities. These amounts were partially offset by the repayment of debt during the three months ended March 31, 2007.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur starting in the second quarter of 2008. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

Future contractual obligations as of March 31, 2008 are as follows:

	Operating Leases	Debt Obligations
Remaining nine months of 2008	$381	$18
2009	434	24
2010	442	24
2011	371	24
2012	272	24
Thereafter	—	19,028

Total contractual obligations	$1,900	$19,142

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

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (SFAS) No. 141(R), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141, Business Combinations and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

On December 4, 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) No. 51, Consolidated Financial Statements to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; but it does not require any new fair value measurements. The adoption of this statement did not have a material effect on the Company’s financial position, results of operations, or cash flows.

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1 and No. 157-2 (FSP 157-1 and FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a nonrecurring basis (at least annually). The Company does not currently expect the adoption the recently issued Staff Positions to have a material effect on its consolidated result of operations and financial condition.

Item 3(T).	Controls and Procedures.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and affected by our Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles.

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

Management has conducted an assessment of our internal control over financial reporting as of March 31, 2008. Such assessment is required under Section 404 of the Sarbanes-Oxley Act of 2002 and was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company will implement the following remediation activities to improve the Company’s internal control over financial reporting:

•

continuation of our search for an independent director to fill the remaining vacancy on our seven-member Board of Directors. We are also considering whether to add two independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our Board of Directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert. (See the “Subsequent Events” footnote to the financial statements for further information.) In addition, we will adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

As described below, there were changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-QSB include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 3(T) for a more complete understanding of the matters covered by the certifications.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

All unregistered securities issued during the quarter ended March 31, 2008 have been disclosed in our previous Form 8-K filings.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed as a part of this quarterly report on Form 10-QSB are listed in the Index to Exhibits located on page 29 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: May 15, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4.1	Amendment to Registration Rights Agreement re: Hilco Financial, LLC. (5)

10.1	Asset Purchase Agreement re: Frontrunner Network Systems. (6)

10.2	Securities Purchase Agreement and Exhibits. (7)

10.3	Form of Capstone Investments Warrant for 2,660,000 Shares. (7)

10.4	Amendment to 2007 Long Term Incentive Plan. (6)

10.5	2008 Long Term Incentive Plan. (4)

10.6	Form of Director Indemnification Agreement. (4)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Reference Number	Description of Reference
*	Filed herewith.
(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).
(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).
(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).
(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).
(5)	Incorporated by reference to Form 8-K filed with the Commission on February 15, 2008 (SEC File No. 0-30831).
(6)	Incorporated by reference to Form 8-K filed with the Commission on February 25, 2008 (SEC File No. 0-30831).
(7)	Incorporated by reference to Form 8-K filed with the Commission on March 12, 2008 (SEC File No. 0-30831).