Form 10QSB/A
period 2008-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-08-14
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

Explanatory Note:

This Amendment No. 1 (“this Amendment”) on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for the period ended March 31, 2008 and filed with the Securities and Exchange Commission on August 14, 2008 amends and restates the Company’s consolidated condensed balance sheets, consolidated condensed statements of operations, consolidated condensed statements of shareholders’ equity, and the consolidated condensed statements of cash flow. In addition, this Amendment amends and restates the following notes: Summary of Significant Accounting Policies; Debt; Warrants; Liability for Warrants and Embedded Derivatives; Shareholders’ Deficit; and Related Parties to the Company’s consolidated condensed financial statements and certain other disclosures in response to comments raised by the Securities and Exchange Commission. This Amendment has been made to reflect adjustments to the Company’s accounting for the embedded derivatives related to its various debt issuances and the Company’s outstanding warrants.

The information contained in this Amendment, including the financial statements and notes thereto, amends or restates the following only:

•	Part I, Item 1. Financial Statements

•	Part I, Item 2. Management’s Discussion and Analysis and Plan of Operation

•	Certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-15(e) and 15d-15(e), included as exhibits

•	Signatures.

Restatement

As of September 8, 2006, the shares of common stock required to settle the convertible bridge loan issued in connection with the Company’s acquisition of 20/20 Technologies, Inc., the convertible preferred stock outstanding, the stock options outstanding, and the warrants outstanding were in excess of the Company’s authorized but unissued shares of common stock. This condition, which continues through the current balance sheet date required evaluation in accordance with Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), and Emerging Issues Task Force 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s own Stock (EITF 00-19); however, such evaluation was not considered during the preparation of the September 30, 2006 Form 10-QSB.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the bridge loans and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and recording as a liability at fair value on the consolidated balance sheet. In accordance with the same guidance, the Company’s outstanding warrants also meet the definition of a liability to be recorded at fair value on the consolidated balance sheet. These liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as a “gain or loss on warrants and derivatives” in the consolidated statements of operations. Note 13 to the Consolidated Condensed Financial Statements contained in this Amendment to our Quarterly Report on Form 10-QSB/A sets forth the effects of the restatement to the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity, and the consolidated statements of cash flow.

This restatement requires a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. In addition, it requires a non-cash charge to mark the liabilities to fair value at each balance sheet date. As a result, this restatement had no impact on the following financial statement items:

•	Operating income or loss

•	Net cash used in operating activities

•	Net cash used in investing activities

•	Net cash used in financing activities.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report include, but are not limited to, those discussed under the heading “Factors Affecting Future Performance” in our report on Form 10-KSB/A for the period ended December 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	As Restated
	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,930	$859
Accounts receivable, net of allowances of $109 and $99	6,634	1,782
Prepaid expenses and other current assets	1,400	1,646
Current assets of discontinued operations	3	2,387

Total Current Assets	14,967	6,674
Property and equipment, net	1,193	1,418
Intangible assets, net	8,008	8,308
Goodwill	12,513	12,513
Other assets	1,916	478
Non-current assets of discontinued operations	10	1,031

TOTAL ASSETS	$38,607	$30,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$36	$5,084
Accounts payable	1,940	2,750
Accrued expenses	4,465	3,231
Deferred revenue	560	537
Current liabilities of discontinued operations	30	2,827

Total Current Liabilities	7,031	14,429
Liabilities for warrants to purchase common stock	37,270	35,883
Embedded derivatives of convertible debt instruments and preferred stock	11,417	9,199
Long-term portion of debt	314	3,490
Deferred revenue	63	76
Non-current liabilities of discontinued operations	—	727

Total Liabilities	56,095	63,804

Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding at March 31, 2008 and at December 31, 2007, respectively	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 146,984,246 and 123,752,039 issued and outstanding at March 31, 2008 and at December 31, 2007, respectively	14	12
Additional paid-in capital	90,472	77,462
Foreign currency translation adjustment	(95)	(89)
Accumulated deficit	(107,879)	(110,767)

Total Shareholders’ Deficit	(17,488)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,607	$30,422

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(Unaudited)

	As Restated Three Months Ended March 31,
	2008	2007
Revenue	$9,523	$4,000
Cost of Sales	4,418	2,735

Gross Margin	5,105	1,265

Operating Expenses
Compensation	4,289	3,250
Depreciation and amortization	536	938
Other operating expenses	2,857	1,170

Total Operating Expenses	7,682	5,358

Operating Loss	(2,577)	(4,093)
Interest Expense	11,606	29,568
(Gain) or loss on warrants and derivatives	(16,763)	9,199
(Gain) or loss on extinguishment of debt	—	(1,645)

Income (loss) from continuing operations	2,580	(41,215)

Discontinued operations
Loss from discontinued operations, net of tax	(91)	(492)
Gain on sale of discontinued operations, net of tax	399	—

Total income (loss) from discontinued operations, net of tax	308	(492)

Net income (loss)	$2,888	$(41,707)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$0.02	$(1.92)
Loss from discontinued operations	—	(0.02)

Net income (loss) per share of common stock	$0.02	$(1.94)

Weighted average shares outstanding	135,303,454	21,491,069

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$0.01	$(1.92)
Loss from discontinued operations	—	(0.02)

Net income (loss) per share of common stock	$0.01	$(1.94)

Weighted average common shares outstanding	192,922,548	21,491,069

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Deficit	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2	$—	$19,297	$(49,378)	$(49)	$(30,128)	—
Issuance of Series AA preferred stock	—	19,984	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	1,432	—	—	1,432	—
Issuance of common stock	695,811	—	—	—	—	327	—	—	327	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(1)	(1)	(1)
Net loss	—	—	—	—	—	—	(41,707)	—	(41,707)	(41,707)

Balance, March 31, 2007	21,710,880	19,984	2,516	$2	$—	$21,056	$(91,085)	$(50)	$(70,077)	$(41,708)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(in thousands, except share amounts)

(Unaudited)

(As Restated)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Deficit	Comprehensive Income
Balance, January 1, 2008	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)	—
Cashless warrant conversion	2,358,506	—	2,399	—	—	2,399	—
Cashless exercise of stock options	804,626	—	—	—	—	—	—
Registration rights penalty	477,185	—	241	—	—	241	—
Debt to equity conversion	19,591,890	2	8,406	—	—	8,408	—
Stock-based compensation expense	—	—	1,964	—	—	1,964	—
Foreign currency translation adjustment	—	—	—	—	(6)	(6)	(6)
Net income	—	—	—	2,888	—	2,888	2,888

Balance, March 31, 2008	146,984,246	$14	$90,472	$(107,879)	$(95)	$(17,488)	$2,882

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended March 31,
	2008	2007
Net cash used in operating activities from continuing operations	$(3,852)	$(5,025)
Net cash used in operating activities from discontinued operations	(524)	(1,102)

Net cash used in operating activities	(4,376)	(6,127)

Net cash used in investing activities from continuing operations	(12)	(150)
Net cash provided by investing activities from discontinued operations	712	(30)

Net cash provided by (used in) investing activities	700	(180)

Net cash provided by financing activities from continuing operations	9,753	6,071
Net cash provided by financing activities from discontinued operations	—	718

Net cash provided by financing activities	9,753	6,789

Effect of exchange rate on cash and equivalents	(6)	(1)

Increase in cash and cash equivalents	6,071	481
Cash and cash equivalents – beginning of period	859	1,204

Cash and cash equivalents – end of period	$6,930	$1,685

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$632	$717
Cash paid for interest for discontinued operations	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of Junior Secured Facility into common stock	$8,408	$—
Conversion of short-term bridge notes to Junior Secured Facility	—	5,388
Issuance of common stock for cashless conversion of warrants	2,399	—
Issuance of common stock for cashless conversion of options	213	—

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

During the first quarter of 2007, the Company determined both Nexvu Technologies, LLC (“Nexvu”), and Frontrunner Network Systems (“Frontrunner”) were not core to its telecom logistics model and met the definition of discontinued operations as prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144). The financial results of these two entities are presented as discontinued operations. See the “Discontinued Operations” (Note 3) for further discussion.

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto of all the entities included in the Company’s 2007 Annual Report on Form 10-KSB/A filed with the Securities Exchange Commission.

NOTE 2. Summary of Significant Accounting Policies.

Except to the extent updated or described below, a detailed description of the Company’s significant accounting policies can be found in its 2007 Annual Report on Form 10-KSB/A filed with the Securities Exchange Commission.

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

Accounting for Convertible Debentures, Warrants and Derivative Instruments (As Restated)

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock (EITF 00-19) which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in results of operations.

In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.” Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e., warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from units-type offerings (i.e., preferred stock with freestanding warrants) or from a debt instrument, is recognized immediately in the statement of operations as “gain or loss on warrants and derivatives” or “interest expense,” respectively. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. The value of the warrants and derivatives associated with the units-type offerings is credited to additional paid-in-capital upon conversion to common stock.

A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

The Company uses the Black-Scholes pricing model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal verification and review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves management’s judgment and may impact net income. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Accounting for Debt Issued with Stock Purchase Warrants

The Company accounts for debt issued with stock purchase warrants in accordance with Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14), if such warrants merit equity classification. The proceeds of the debt are allocated between the debt and the detachable warrants based on the relative fair values of the debt security without the warrants and the warrant themselves, if the warrants are equity instruments. The Company does not currently have any warrants that merit equity classification.

Revenue Recognition (As Restated)

The Company generates revenue from two business units: Optimization Solutions and Connectivity Solutions. The revenue products of the Optimization Business include Optimization Consulting, Automated Pricing Software, Remote Management Services, and Professional Services, while products of the Connectivity Business include delivering turn-key global networks and system management services.

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) which incorporates Emerging Issues Task Force Issues No. 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21) and in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonable assured.

While customers may purchases services separately, sales often include multiple products that cross business units. At the inception of such arrangements, the deliverables are evaluated to determine whether they represent separate units of accounting under EITF Issue No. 00-21. The Company’s policy regarding this determination of separate units is based on all of the following criteria being met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the items(s); and delivery or performance of the item(s) is considered probable and substantially in the Company’s control. Revenue is allocated to each unit of accounting in a transaction based on its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold to other customers. If vendor objective evidence of fair value is has not been established for all items under the arrangement, no allocation can be made, and revenue is recognized on all items over the term of the arrangement.

As part of the revenue recognition process, the Company records provisions for estimated product returns and allowances as determined by historical sales returns, reviewing economic trends and changes to customer’s demands. Cancellation charges which are included in Company contracts are booked upon management’s determination that the customer has violated the terms of the contract.

Optimization Consulting. The Company contracts these services on a contingent basis, where the Company is paid a non-recurring fee based on a percentage of the savings achieved from the engagement. Savings in off-net access can be identified through the novation of existing circuits, least-cost carrier upgrades, point-of-presence re-homing, and aggregation of circuits into higher bandwidth facilities. Revenues related to optimization recommendations that require additional action before acceptance or implementation are deferred until such contingency is resolved.

Automated Pricing Software. The Company allocates revenue to software license and to the related maintenance based on the residual method of accounting as prescribed in SOP 97-2 whereby the software revenue is recognized upon product acceptance by the customer and the maintenance allocation is recognized over the annual life of the license. The Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract maintenance support agreement at 20% of the license amount, which is based on the amount charged to its customers in the renewal year. Therefore, the Company allocates 20% of the revenue of the arrangement to maintenance and the remaining amount to the software license.

Remote Management Services. The Company recognizes revenue from the installation and servicing of the arrangement ratably over the term of the contract with no allocation to either installation or monthly monitoring since, as prescribed in EITF 00-21, the installation has no value to the customer on a standalone basis.

Professional Services. The Company recognizes revenue over the duration of the contract on a percentage of completion method from the go-live date through the contract life.

Turn-key Global Networks. The Company generally bills its customers for ongoing services on a monthly basis. Invoices include charges for the current month’s connectivity access and for the prior month’s excess usage-based revenue. Revenue is recognized in the month earned. Installation charges are recognized upon acceptance by the customer.

Cost of Sales

The cost of sales for the Optimization Solutions products include the cost of accessing circuits and fiber networks, the direct costs for labor, travel, and materials to install and maintain customer sites, along with the occupancy and labor costs of operating a network operations center.

Cost of sales for the Connectivity Solutions products includes the cost of accessing circuits and bandwidth needed for communication networks, and fees paid to third-party sales agents.

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

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Net income (loss)	$2,888	$(41,707)
Foreign currency translation adjustment	(6)	(1)

Comprehensive income (loss)	$2,882	$(41,708)

Earnings (loss) per Share (As Restated)

Basic and diluted earnings (loss) per share information is presented under the requirements of SFAS No. 128, Earnings per Share (SFAS 128). Basic earnings (loss) per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted earnings per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants, to the weighted-average number of common shares outstanding for a period, if dilutive.

The following table presents a reconciliation of the numerators and denominators of basic and diluted income (loss) per share from continuing operations:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(In millions, except per share amounts)
Numerator:
Net income (loss) from continuing operations	$2.6	$(41.2)
Interest expense for convertible notes	0.2	—

Net income (loss) from continuing operations - diluted	$2.8	$(41.2)

Denominator:
Weighted average common shares outstanding - basic	135.3	21.5
Convertible notes converted to common stock	16.3	—
Warrants to purchase stock	26.7	—
Employee options	14.6	—

Weighted average common shares outstanding - dilutive	192.9	21.5

Basic income (loss) per share from continuing operations	$0.02	$(1.92)

Diluted income (loss) per share from continuing operations	$0.01	$(1.92)

Excluded from the dilutive securities described above are warrants to acquire 57.2 million and 79.7 million shares for the three months ended March 31, 2008 and March 31, 2007, respectively. Also excluded are employee stock options to acquire 51.8 million and 16.7 million shares for the three months ended March 31, 2008 and March 31, 2007, respectively. The outstanding stock warrants at March 31, 2007 include, on an “as converted to common stock basis,” warrants issued in conjunction with Series A, B, and AA preferred stock. These exclusions are made if the exercise prices of these warrants and options are greater than the average market price of the Company’s common stock for the period, or if the Company has net losses, both of which have an anti-dilutive effect.

The Company is required to use the “if-converted” method for computing diluted earnings per share with respect to the shares reserved for issuance upon conversion of the notes. Under this method, the interest expense on the convertible notes is added back to net income and then divided by total outstanding shares, including those shares reserved for issuance upon conversion of the notes. At March 31, 2007, there were 2,516.1 and 19,984.5 shares of Series B and Series AA Convertible preferred stock that potentially could have been converted into 3,700,147 and 44,409,623 shares of common stock, respectively.

On June 25, 2007, the Company’s shareholders approved an increase in the number of authorized common shares from 25,000,000 to 350,000,000, resulting in the conversion of all series of preferred stock into common stock. At that date, the Company had a total of 2,516.1 and 20,634.5 shares of Series B and Series AA Convertible preferred stock that converted into 3,700,147 and 45,852,567 shares of common stock, respectively. Also outstanding were warrants to purchase 2,020.8 Series A preferred stock, which were convertible into 2,245,262 shares of common stock upon exercise.

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

The discontinued operations assets and liabilities were as follows:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Current assets of discontinued operations
Accounts receivable, net	$—	$1,298
Inventory	—	864
Prepaid expenses and other current assets	—	58
Other current assets	3	167

Total current assets of discontinued operations	3	2,387

Long-term assets of discontinued operations
Property and equipment, net	—	505
Intangible assets, net	—	526
Other assets	10	—

Non-current assets of discontinued operations	10	1,031

Total assets from discontinued operations	$13	$3,418

Current liabilities of discontinued operations
Accounts payable	$6	$326
Accrued expenses	10	644
Advanced billing	—	390
Warranty reserve	—	99
Deferred revenue, current portion	14	1,368

Total current liabilities of discontinued operations	30	2,827

Long-term liabilities of discontinued operations
Long-term portion of notes	—	727

Non-current liabilities of discontinued operations	—	727

Total liabilities of discontinued operations	$30	$3,554

NOTE 4. Debt (As Restated).

Debt as of March 31, 2008 and December 31, 2007 consists of the following:

	March 31, 2008	December 31, 2007
	(in thousands)
Secured convertible debenture, with an outstanding balance of $19.0 million, bearing a 5% coupon for the first two years and a 10% coupon for the last three years, secured, due March 2013. Debt discount at issuance of $21.6 million. As of March 31, 2008, the balance was reported net of $18.8 million, which represents the unamortized value of the debt discount.	$208	—

Senior secured line of credit, with an outstanding balance of $5.4 million, bearing interest at 15%, due July 2008. Debt discount at issuance of $2.4 million. As of December 31, 2007, the balance of the debt was reported net of $1.0 million, which represents the unamortized value of the debt discount.	—	4,377

Junior secured facility, with a face amount of $9.3 million, bearing simple interest at 12%, due January 2009. Debt discount at issuance of $18.3 million. As of December 31, 2007, the balance of the debt was reported net of $5.9 million, which represents the unamortized value of the debt discount.	—	3,374

Short-term bridge facility, with an outstanding balance of $0.2 million, bearing interest at 12%, due September 30, 2007, which was subsequently extended. Debt discount at issuance of $0.2 million. As of December 31, 2007, the balance of the debt was reported net of $0.1 million, which represents the unamortized value of the debt discount.	—	48

Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008.	—	601
Unsecured loans from certain employees of Magenta, bearing interest at 8.43%, due upon demand.	124	138

Capital lease obligations.	18	36

Total	350	8,574
Less: current maturities	36	5,084

Long-term portion	$314	$3,490

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
Warrants	$10,543
Embedded derivatives	11,141

Total debt discount	$21,684

The initial fair value of the warrants and embedded derivatives exceeded the proceeds from the Debentures by $92.6 million, which was recognized immediately as interest expense.

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

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to the Senior Lender warrants to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2,500,000 shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3,500,000 shares of common stock at $0.15 was issued and the previously issued warrants were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and registration rights. The Senior Lender subsequently agreed to waive the requirements that the shares underlying its warrant be registered.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
Warrants issued on January 19, 2007	$1,828
Fair value increase for replacement warrants issued on October 31, 2007	534

Total debt discount	$2,362

During the first quarter of 2008, this debt was paid in full. See the “Subsequent Events” note for further discussion.

Junior Secured Facility. On January 19, 2007, the Company entered into an agreement with a number of individuals and entities for the establishment of a junior secured facility that permits the funding of up to $10.0 million of original principal amount of advances. At the closing, $6.3 million was provided pursuant to the facility. During the year, another $3.4 million was funded, bringing the aggregate principal amount of the facility to $9.3 million. The facility has a two-year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. The junior secured facility is secured by a junior lien on the Company’s assets and the assets of its subsidiaries, which is expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

The original principal amount of each note issued pursuant to the junior secured facility was convertible at the holder’s option into Series AA preferred stock (or following its conversion to common stock, then the conversion feature relates to common stock) at a price per share equal to a 20% discount to the trailing ten-day average for the Company’s common stock as of the day immediately preceding the date of conversion, (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). In connection with the funding of the junior secured facility, each lender under that facility was issued a warrant to purchase up to 67.5 shares of Series AA preferred stock for each $100,000 advanced, which represents 150,000 shares of common stock, on an as-converted basis, exercisable at $0.45 per share and expiring December 31, 2009. The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling (originally applicable to the facility based on a floor of $0.65 and a ceiling of $1.25 per share) and floor for the conversion of loan amounts to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 15, 2007, the warrant coverage was increased to 90.0009 shares of Series AA preferred stock (200,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. In connection with the June 15, 2007 amendment, additional funding of $3.0 million was received and the company issued 5,850,000 warrants. The Company has issued warrants to purchase an aggregate of 15,432,658 shares of its common stock under the junior secured facility. The warrants issued as part of the junior secured facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described in the “Shareholders’ Equity” note. All of the warrants under the facility expire December 31, 2009.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
Warrants issued on January 19, 2007	$7,570
Warrants issued with June 15, 2007 amendment	3,340
Embedded derivatives	7,369

Total debt discount	$18,279

The initial fair value of the warrants and embedded derivatives exceeded the proceeds from the Junior Secured Facility by $9.0 million, which was recognized immediately as interest expense.

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
Warrants	$205,211

Total debt discount	$205,211

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

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

(in thousands)
Remaining nine months of 2008	$41
2009	18
2010	19
2011	21
2012	22
Thereafter	19,021

Total	$19,142

NOTE 5. Warrants. (As Restated)

At March 31, 2008 and December 31, 2007, the Company had 83,755,762 and 67,107,343 warrants outstanding, respectively, to purchase common stock. Certain warrants were originally issued as Series A preferred stock warrants, Series B preferred stock warrants, and Series AA preferred stock warrants. Under the terms of the warrant agreement, these preferred warrants automatically converted to warrants to purchase common stock of the Company (which became effective June 25, 2007) upon the approval of an amendment to the Company’s articles of incorporation authorizing 350,000,000 shares of common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and are exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of March 31, 2008.

Expiration Date	Number of Warrants	Range of Exercise Prices	Weighted Average Exercise Price
2009	40,575,030	$0.30-$0.65	$0.331
2010	675,000	$0.35-$0.36	0.356
2011	7,845,732	$0.45-$0.90	0.576
2012	13,000,000	$0.15-$0.50	0.263
2013	21,660,000	$0.73	0.730

Total warrants outstanding	83,755,762		$0.447

Warrant activity from December 31, 2007 through March 31, 2008 is as follows:

Summary of warrant activity	Warrants (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	67,107	$0.347	2.6
Warrants issued in connection with debt financing	19,000	0.730
Warrants issued for services received	2,660	0.730
Exercised	(5,011)	0.330
Forfeited/canceled	—	—

Outstanding at March 31, 2008	83,756	$0.447	3.1	$12,539

The weighted average fair value of warrants issued is as follows:

	March 31, 2008	December 31, 2007
Warrants issued in connection with debt financing	$0.556	$0.606
Warrants issued in connection with equity financing	$—	$0.675
Warrants issued for services received	$0.556	$0.502
Weighted average fair value all grants issued in the year	$0.556	$0.641

The fair value of warrants issued is calculated using the Black Scholes pricing model generally using the Company stock price on the date of the warrant grant as the warrant exercise price, the Company’s expected volatility and the risk free interest rate matched to the warrants’ expected life. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility and assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant.

	March 31, 2008	December 31, 2007
Weighted-average exercise price	$0.730	$0.530
Weighted-average volatility	161.0%	100.0%
Expected dividends	—	—
Expected term (in years)	5.0	2.5
Weighted-average risk-free interest rate	2.46%	4.56%

The total fair value of warrants issued and immediately exercisable during the periods ending March 31, 2008 and 2007, respectively, was $12.0 million and $43.8 million. The warrants expire on various dates through March, 2013.

During the quarters ended March 31, 2008 and 2007, the Company issued warrants in conjunction with debt issuances, for advisory services and as part of the preferred stock units offering. The total initial fair value of warrants issued was as follows: debt issuances – $10.5 million and $10.8 million; advisory services – $1.5 million and zero; and preferred stock units offering – zero and $33.1 million, for the quarters ended March 31, 2008 and 2007, respectively. At March 31, 2007, warrants issued for advisory fees during the year of $1.1 million, are reported in pre-paid expenses on the consolidated balances and will be expensed during 2008.

All warrants exercised in the quarter ended March 31, 2008 were a cashless exercise. There was no cash received from the exercise; 2,652,259 warrants were surrendered as payment of the warrant exercise price. The intrinsic value of warrants exercised was $1.5 million. There were no exercises of warrants in the quarter ended March 31, 2007; 500,000 warrants with a weighted average exercise price of $1.35 were cancelled. No tax liability or benefit has been recorded in connection with the warrant expenses due to the net loss carry forward position of the company.

NOTE 6. Liability for Warrants and Embedded Derivatives (As Restated).

The Company has entered into derivative financial instruments which required evaluation in accordance with SFAS 133 and EITF 00-19:

•

As of September 8, 2006, the shares of common stock required to settle the convertible bridge loan issued in connection with the Company’s acquisition of 20/20, the convertible preferred stock, the stock options, and the warrants outstanding were in excess of the Company’s authorized but unissued shares of common stock, on an as converted basis.

•

On June 15, 2007, the Company amended the terms of the Junior Secured Facility to eliminate the floor for the conversion of loan amounts to equity in the Company. Because of this provision, the potential existed that the Company would not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options.

•

On June 25, 2007, the common shareholders approved increasing the number of authorized shares of common stock from 25,000,000 to 350,000,000. However, due to the amendment to the Junior Secured Facility, the potential still existed that the Company would not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options.

•

On March 11, 2008, the Company entered into the Purchase Agreement. The conversion features of the Debentures include a reset provision by which the exercise price will be reset to 90% of the ten-day volume weighted average pricing 210 days after issuance. Because of this provision, there is the potential that the Company will not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the debt are considered embedded derivatives requiring bifurcation from the debt host and they are included on the consolidated balance sheet as a liability (see “embedded derivates of convertible debt and preferred stock”) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statements of operations.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are recorded at fair value and classified as a liability in the consolidated balance sheet (see “liabilities for warrants to purchase common stock). The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statements of operations. As of March 31, 2008 and December 31, 2007, the fair value of the warrants was $37.3 million and $35.9 million, respectively.

The embedded derivatives and the warrants are initially measured at fair value generally using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies and the expected means of settlement.

The embedded derivative liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statement of operations. As of March 31, 2008 and December 31, 2007, the fair value of the derivatives embedded in preferred stock and convertible debt was $11.4 million and $9.2 million, respectively.

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

Liabilities measured at Fair Value on a recurring basis at March 31, 2008 were as follows:

(in millions)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at March 31, 2008
Derivative financial instruments	$—	$11.4	$—	$11.4
Warrant Liability	$—	$37.3	$—	$37.3

NOTE 7. Share-Based Compensation (As Restated).

The Company applies SFAS No. 123R, Share-Based Payments (SFAS 123R), which revises SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123) and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). SFAS 123R requires that share-based payment transactions with employees be recognized in the financial statements based on their fair value and recognized as compensation expense over the vesting period. During the first quarter of 2008, the Company issued 7,375,000 options, of which 2,550,000 are performance based. Share-based compensation expense recognized under SFAS 123R for the three months ended March 31, 2008 and 2007 was $2.0 million and $1.4 million, respectively.

On February 22, 2008, the Company amended its 2007 Long Term Incentive Plan to increase the number of shares issuable under the Plan from 5,000,000 to 6,500,000.

The following table summarizes the activity under the stock option plan and other stock grants for the three months ended March 31, 2008:

Summary of option activity	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	60,708	$0.383
Granted	7,375	0.559
Exercised	(1,150)	0.185
Forfeited/canceled	(524)	1.029

Outstanding at March 31, 2008	66,409	$0.401	9.4	$14,849

Exercisable at March 31, 2008	28,507	$0.376	9.4	$7,039

The weighted average grant-date fair value of options granted during the three months ended March 31, 2008 and 2007 was $0.550 and $0.691, respectively. The company estimates the fair value of stock option grants using the Black Scholes pricing model. The company used the following factors to calculate the fair value of stock option grants issued:

	March 31, 2008	December 31, 2007
Expected Volatility	130.8%	100.0%
Expected Life (in years)	5.0	5.0
Risk-free interest rate	2.23%	3.85%
No dividend payments are anticipated

The intrinsic value of options exercised during the three months ended March 31, 2008 was $0.5 million. All exercises were made under a cashless exercise; 345,373 share options were surrendered as payment of the exercise price. There were no exercises during the period ended March 31, 2007.

For the three months ended March 31, 2008 and 2007, the company recognized compensation expense for stock option awards totaling $2.0 million and $1.4 million, respectively. No tax benefit has been recorded related to stock based compensation expense. At March 31, 2008, unrecognized compensation expense related to stock options totaled $22.4 million with a remaining weighted average amortization period of 2.6 years.

NOTE 8. Shareholders’ Deficit (As Restated).

Preferred stock

The Company has 5.0 million preferred shares authorized of which 100,000 shares are reserved for issuance as Series A; 100,000 shares are reserved for issuance as Series B; and 120,000 shares are reserved for issuance as Series AA; all of which have a par value of $0.0001 per share. The preferred stock previously issued was automatically converted to Company common stock upon ratification of an amendment to the Company’s Articles of Incorporation on June 25, 2007, which increased the authorized common shares to 350.0 million. The Series A and Series B shares enjoy liquidation privileges of $1.00 per share until converted to common stock and do not have dividend privileges. The Series AA shares enjoy liquidation privileges of $1,000 per share until converted to common stock. Series A, B and AA shares have voting rights on an as converted basis.

2007 Events

On January 19, 2007, the Company closed on an equity funding of $15.9 million toward the issuance of Units comprised of 15,590.1 shares of Series AA preferred stock (convertible into common stock at $0.45 per Share) and warrants to purchase an additional 15,590.1 shares of Series AA preferred stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA preferred stock; (ii) one warrant to purchase one half share of Series AA preferred stock at $1,000 per share expiring December 31, 2008 (Two-Year Warrant); and (ii) one warrant to purchase one half share of Series AA preferred stock at $1,444.43 per share, expiring December 31, 2009 (Three-Year Warrant). Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of an additional $5.0 million, representing an additional 5,044.4 shares of Series AA preferred stock (constituting 11,209,626 shares of common stock, on an as-converted basis) and warrants to purchase an additional like amount of Series AA preferred stock, with one-half or 2,522.2 Series AA preferred shares (5,604,827 shares of common stock, as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share, on an as-converted to common stock basis); and the other one-half or 2,522.2 Series AA preferred shares (5,604,799 shares of common stock, as converted) exercisable at $1,000 per share (or $0.65 per share, on an as-converted to common stock basis). This financing brought aggregate issued Series AA preferred stock to 20,634.5 shares representing 45,854,513 shares of common stock, on an as-converted basis, which conversion was effective in June 2007 upon the filing of articles of amendment to the Company’s Articles of Incorporation.

On an as-converted basis, the Two-Year Warrants issued as part of the Units are exercisable to purchase an aggregate of 22,927,268 shares of common stock exercisable at $0.45 per share and the Three-Year Warrants are exercisable to purchase an aggregate of 22,927,245 shares of common stock exercisable at $0.65 per share.

The placement agent and designees in connection with the Units financing received warrants, with a fair value of $2.9 million, to purchase 1995.4 shares of Series AA preferred stock (4,434,186 shares of common stock, on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to common stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to common stock basis) in connection with the initial equity closing on January 19, 2007.

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless. As of March 31, 2008 and December 31, 2007, the Company had not filed a registration statement and therefore was obligated to issue 477,185 and 4,784,623 shares of common stock representing a non-cash registration rights penalty of $0.2 million and $2.5 million during the quarter ended March 31, 2008 and year ended December 31, 2007, respectively. Holders of the affected shares include certain members of the Company’s Board of Directors.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to its Senior Lender warrants, with a fair value of $1.8 million, to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2,500,000 shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3.5 million shares of common stock at $0.15 was issued and the previously issued warrants above were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and registration rights. Using the Black-Scholes model, this modification resulted in a $0.5 million increase to the fair value of the warrants.

The original principal amount of each note issued pursuant to the junior secured facility is convertible at the holder’s option into common stock at a price per share equal to a 20% discount to the average ten-day trailing average for the Company’s common stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling and floor for the conversion of loan amount (which had originally been at $0.65 per share floor and $1.25 per share ceiling) to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 15, 2007, the warrant coverage was increased to 200,000 shares of common stock at an effective price of $0.45 per share for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.5 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of December 31, 2007, the Company has issued an aggregate of 15,432,658 shares of common stock warrants in connection with the junior secured facility. Shares of common stock are issuable in connection with the warrants so issued. The warrants issued as part of the junior secured facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

Pursuant to SFAS 133 and EITF 00-19, the Series AA preferred stock, the embedded conversion features related to the Series AA preferred stock and the junior secured facility, and the freestanding warrants to purchase common stock are accounted for as liabilities at fair value. The Company allocated the proceeds from the Series AA financing between the Series AA preferred stock, the embedded conversion feature and the warrants based upon their estimated fair values as of the closing date using a Black-Scholes model.

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

During the first quarter of 2008, the Company issued 804,626 of common shares pursuant to the cashless conversion of options. The exercise price of the options converted was $0.185. The market price of the common stock during the period these options were exercised was $0.616. The Company also issued 2,358,506 of common shares related to the cashless conversion of warrants. The exercise price of the warrants was between $0.30 and $0.45. The market price of the common stock during the period these warrants were exercised was between $0.656 and $0.630.

NOTE 9. Related Parties (As Restated).

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

In November 2007, the Company entered into an advisory agreement with Capstone Investments, an investor. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Capstone an advisory fee of $1.3 million and issued warrants to purchase 2,660,000 shares of common stock at $0.73 per share with an initial fair value of $1.5 million, exercisable for five years.

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

Within the Company’s one operating segment, revenues generated from Optimization Solutions totaled $6.5 million and $1.9 million for the three months ended March 31, 2008 and 2007, respectively, which represents professional services, remote network management services, and the use of automated pricing software. Revenues generated from Connectivity Solutions revenues totaled $3.0 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively, from the design, delivery, and management of networks. A major Optimization Solutions customer represented 41% of total 2008 revenues and 58% of total accounts receivable at March 31, 2008.

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

NOTE 11. Going Concern.

Cash on hand at March 31, 2008 was $6.7 million (not including $0.2 million restricted for outstanding letters of credit). The Company has incurred operating losses of $2.6 million and $4.1 million, respectively. The results for the three months ended March 31, 2008 and 2007 included non-cash charges of $2.0 million and $1.4 million, respectively, related to stock-based compensation expense. Cash used in operating activities from continuing operations was $3.9 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise some doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed in the last three quarters is anticipated to move the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

NOTE 13: Restatement of Consolidated Financial Statements.

As of September 8, 2006, the shares of common stock required to settle the convertible bridge loan issued in connection with the Company’s acquisition of 20/20, the convertible preferred stock outstanding, the stock options outstanding, and the warrants outstanding were in excess of the Company’s authorized but unissued shares of common stock, on an as converted basis, and required evaluation in accordance with SFAS 133 and EITF 00-19.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the bridge loans and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and recording as a liability at fair value on the consolidated balance sheet. In accordance with the same guidance, the Company’s outstanding warrants also meet the definition of a liability to be recorded at fair value on the consolidated balance sheet. These liabilities are revalued at each balance sheet date and mark to fair value with the corresponding adjustment recognized as a “gain or loss on warrants and derivatives” in the consolidated statements of operations.

This restatement requires a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. In addition, it requires a non-cash charge to mark the liabilities to fair value at each balance sheet date. In accordance with SFAS No. 154, “Accounting Changes and Error Corrections”, the Company has restated its previously issued financial statements, as described below.

The following table sets forth effects of the restatement on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and the consolidated statements of cash flow for the year ended December 31, 2006.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006
	As Previously Reported	Adjustments		As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,203,819	$—		$1,203,819
Accounts receivable, net	1,592,110	—		1,592,110
Prepaid expenses and other current assets	516,592	—		516,592
Current assets of discontinued operations	2,429,677	—		2,429,677

Total Current Assets	5,742,198	—		5,742,198
Property and equipment, net	3,915,820	—		3,915,820
Intangibles, net	9,493,179	—		9,493,179
Goodwill	12,513,090	—		12,513,090
Other assets	38,508	—		38,508
Long-term assets of discontinued operations	5,677,953	—		5,677,953

TOTAL ASSETS	$37,380,748	$—		$37,380,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$21,243,010	$(1,782,500	) A	$19,460,510
Accounts payable	1,429,882	—		1,429,882
Accrued expenses	3,352,806	—		3,352,806
Deferred revenue	608,461	—		608,461
Current liabilities of discontinued operations	7,378,404	—		7,378,404

Total Current Liabilities	34,012,563	(1,782,500)		32,230,063
Liabilities for warrants to purchase common stock	—	15,024,383	B	15,024,383
Embedded derivatives of convertible debt	—	18,742,378	C	18,742,378
Long-term portion of debt	777,260	51,648	A	828,908
Deferred revenue	112,222	—		112,222
Long-term liabilities of discontinued operations	570,587	—		570,587

Total Liabilities	35,472,632	32,035,909		67,508,541

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—
Common stock	2,101	—		2,101
Additional paid-in capital	24,519,495	(5,222,840	) D	19,296,655
Foreign currency translation adjustment	(48,904)	—		(48,904)
Accumulated deficit	(22,564,576)	(26,813,069	) E	(49,377,645)

Total Shareholders’ Deficit	1,908,116	(32,035,909)		(30,127,793)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$37,380,748	$—		$37,380,748

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	Reverse fair value of detachable warrants as originally recorded.
E	Restatement adjustments to income statement for the year ended December 31, 2006.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
	As Previously Reported	Adjustments		As Restated

REVENUE	$1,557,251	$—		$1,557,251
COST OF SALES	804,667	—		804,667

GROSS MARGIN	752,584	—		752,584

OPERATING EXPENSES:
Compensation	3,770,237	—		3,770,237
Travel and entertainment	216,730	—		216,730
Occupancy	133,703	—		133,703
Professional services	1,153,177	—		1,153,177
Insurance	130,224	—		130,224
Depreciation and amortization	406,442	—		406,442
Other operating expenses	262,377	—		262,377

TOTAL OPERATING EXPENSES	6,072,890	—		6,072,890

OPERATING LOSS	(5,320,306)	—		(5,320,306)
(Gain) loss on warrants and derivatives	—	18,180,881	A	18,180,881
Interest expense	3,524,991	8,632,188	B	12,157,179

Loss from continuing operations	(8,845,297)	(26,813,069)		(35,658,366)

Loss from discontinued operations, net of tax	(2,734,964)	—		(2,734,964)

NET LOSS	$(11,580,261)	$(26,813,069)		$(38,393,330)

LOSS PER SHARE OF COMMON STOCK
Loss from continuing operations	(0.48)	(1.46)		(1.95)
Loss from discontinued operations	(0.15)	0.00		(0.15)

Net loss per common share	(0.63)	(1.46)		(2.10)

Weighted average shares outstanding - Restated	18,316,358	18,316,358		18,316,358

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Previously Reported

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—

Stock issued for acquisition of 20/20	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—

Stock-based compensation expense			—	1,297,769			1,297,769

Stock issued for consulting services	100,000	—	10	134,990	—	—	135,000	—

Warrants issued to employees	—	—	—	502,591	—	—	502,591	—

Warrants issued to consultants	—	—	—	388,366	—	—	388,366	—

Warrants issued with debt financing	—	—	—	4,197,121	—	—	4,197,121	—

Foreign currency translation adjustment	—	—	—	—	—	(48,904)	(48,904)	(48,904)
Net loss for 2006					(11,580,261)		(11,580,261)	(11,580,261)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$(11,629,165)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Restated

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—

Stock issued for acquisition of 20/20	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—

Stock-based compensation expense			—	1,243,864	—	—	1,243,864	—

Stock issued for consulting services	100,000		10	134,990	—	—	135,000	—

Reclass of warrants to liability			—	(80,857)	—	—	(80,857)	—

Foreign currency translation adjustment						(48,904)	(48,904)	(48,904)

Net loss for 2006			—	—	(38,393,330)	—	(38,393,330)	(38,393,330)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$(38,442,234)

				A	B

A	Reverse fair value of detachable warrants as originally recorded.
B	Restatement adjustments to income statement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006 As Previously Reported	2006 As Restated

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(8,845,297)	$(35,658,366)

Adjustments to reconcile note loss to net cash provided by (used in) operating activities:
Depreciation and amortization	406,442	406,442
Consulting expenses paid in common stock and warrants	523,366	523,366
Amortization of debt discount	2,809,057	11,441,245
Stock-based compensation	1,800,359	1,800,359
Change in fair value of embedded derivatives and warrants	—	18,180,881
Changes in working capital items, net of amounts acquired:
Accounts receivable	(220,906)	(220,906)
Prepaid expenses and other current assets	(200,478)	(200,478)
Accounts payable	(406,295)	(406,295)
Accrued expenses	141,583	141,583
Deferred revenue	47,420	47,420

Total Adjustments	4,900,548	31,713,617

Net cash used in continuing operations	(3,944,749)	(3,944,749)
Net cash used in discontinued operations	(1,389,074)	(1,389,074)

Net cash used in operating activities	(5,333,823)	(5,333,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 20/20, net of cash acquired	49,856	49,856
Acquisition of CentrePath, net of cash acquired	(5,011,672)	(5,011,672)
Acquisition of Global Capacity Group, net of cash overdraft	(5,326,879)	(5,326,879)

Net cash used in investing activities	(10,288,695)	(10,288,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	16,438,399	16,438,399

Net cash provided by financing activities	16,438,399	16,438,399

Effect of exchange rates on cash and cash equivalents	(48,904)	(48,904)

Increase (decrease) in cash and cash equivalents	766,977	766,977

Cash and cash equivalents, beginning	436,842	436,842

Cash and cash equivalents, ending	$1,203,819	$1,203,819

	Year Ended December 31
	2006 As Previously Reported	2006 As Restated

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest for continuing operations	403,701	403,701

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for the acquisition of 20/20	5,167,634	5,167,634
Debt refinanced for the acquisition of 20/20	3,559,416	3,559,416
Reclassification of warrants from additional paid-in capital to liabilities	—	80,857

The following table sets forth effects of the restatement on the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and the consolidated statements of cash flow for the year ended December 31, 2007 and the effect of the restatement on the previously reported consolidated statements of operations for the three months ended March 31, 2007, June 30, 2007 and September 30, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2007
	As Previously Reported	Adjustments		As Restated

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,410	$—		$859,410
Accounts receivable, net	1,781,944	—		1,781,944
Prepaid expenses and other current assets	1,645,797	—		1,645,797
Current assets of discontinued operations	2,386,392	—		2,386,392

Total Current Assets	6,673,543	—		6,673,543
Property and equipment, net	1,418,432	—		1,418,432
Intangibles, net	8,307,802	—		8,307,802
Goodwill	12,513,090	—		12,513,090
Other assets	477,597	—		477,597
Long-term assets of discontinued operations	1,031,490	—		1,031,490

TOTAL ASSETS	$30,421,954	$—		$30,421,954

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$5,182,023	$(97,909	) A	$5,084,114
Accounts payable	2,750,186	—		2,750,186
Accrued expenses	3,231,261	—		3,231,261
Deferred revenue	536,599	—		536,599
Current liabilities of discontinued operations	2,827,272	—		2,827,272

Total Current Liabilities	14,527,341	(97,909)		14,429,432
Liabilities for warrants to purchase common stock	—	35,882,879	B	35,882,879
Embedded derivatives of convertible debt	—	9,198,576	C	9,198,576
Long-term portion of debt	6,365,985	(2,876,251	) A	3,489,734
Deferred revenue	76,270	—		76,270
Long-term liabilities of discontinued operations	727,276	—		727,276

Total Liabilities	21,696,872	42,107,295		63,804,167

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—
Common stock	12,374	—		12,374
Additional paid-in capital	81,849,171	(4,387,184	) D	77,461,987
Foreign currency translation adjustment	(89,533)	—		(89,533)
Accumulated deficit	(73,046,930)	(37,720,111	) E	(110,767,041)

Total Shareholders’ Deficit	8,725,082	(42,107,295)		(33,382,213)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,421,954	$—		$30,421,954

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	Reverse fair value of detachable warrants as originally recorded.
E	Restatement adjustments to income statement for the year ended December 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007
	As Previously Reported	Adjustments		As Restated

REVENUE	$17,228,050	$—		$17,228,050
COST OF SALES	12,175,462	—		12,175,462

GROSS MARGIN	5,052,588	—		5,052,588

OPERATING EXPENSES:
Compensation	21,370,425	—		21,370,425
Travel and entertainment	1,369,711	—		1,369,711
Occupancy	1,776,331	—		1,776,331
Professional services	6,595,209	—		6,595,209
Insurance	316,766	—		316,766
Depreciation and amortization	3,497,262	—		3,497,262
Other operating expenses	738,437	—		738,437

TOTAL OPERATING EXPENSES	35,664,141	—		35,664,141

OPERATING LOSS	(30,611,553)	—		(30,611,553)
Loss on disposal of assets	500,914	—		500,914
Registration rights penalty	2,531,428	—		2,531,428
(Gain) loss on warrants and derivatives	—	(14,538,890	) A	(14,538,890)
Interest expense	11,877,806	27,091,298	B	38,969,104
Extinguishment of debt	—	(1,645,366	) C	(1,645,366)

Loss from continuing operations	(45,521,701)	(10,907,042)		(56,428,743)

Loss from discontinued operations, net of tax	(4,960,653)	—		(4,960,653)

NET LOSS	(50,482,354)	(10,907,042)		(61,389,396)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	(20,424,432)	20,424,432	D	—

Net income (loss) applicable to common shareholders	$(70,906,786)	$9,517,390		$(61,389,396)

LOSS PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	(1.22)	0.18		(1.04)
Loss from discontinued operations	(0.10)	(0.00)		(0.10)

Net income (loss) applicable to common shareholders	(1.32)	0.18		(1.14)

Weighted average shares outstanding - Restated	53,801,855	53,801,855		53,801,855

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.
C	Payoff of bridge loans not previously reported as extinguishment of debt.
D	Reverse deemed dividend recorded as issuance of preferred stock as a result of EITF 00-19 liability change.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Previously Reported

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$—

Issuance of Series AA preferred stock warrants				—	—	9,182,990	—	—	9,182,990	—

Beneficial conversion feature of Series AA preferred stock				—	—	11,241,442	—	—	11,241,442	—

Deemed dividend related to conversion of Series AA preferred stock to common stock				—	—	(20,424,432)	—	—	(20,424,432)	—

Issuance of Series AA preferred stock	—	20,635	—	—	2	17,930,608	—	—	17,930,610	—

Conversion of preferred stock to common stock	49,552,714	(20,635)	(2,516)	4,955	(2)	(4,953)	—	—	—	—

Beneficial conversion feature of junior credit facility				—	—	3,010,451	—	—	3,010,451	—

Stock warrants issued with debt financing				—	—	8,453,916	—	—	8,453,916	—

Stock and warrants issued for services	5,000,000	—	—	500	—	5,202,455	—	—	5,202,955	—

Warrant conversion	25,279,502	—	—	2,528	—	3,789,397	—	—	3,791,925	—

Registration rights penalty	4,784,623	—	—	478	—	2,530,950	—	—	2,531,428	—

Debt to equity conversion	1,019,723	—	—	102	—	152,814	—	—	152,916	—

Stock-based compensation expense				—	—	13,791,601	—	—	13,791,601	—

Issuance of common stock	17,100,408	—	—	1,710	—	2,472,437	—	—	2,474,147	—

Foreign currency translation adjustment				—	—	—	—	(40,629)	(40,629)	(40,629)

Net loss for 2007				—	—	—	(50,482,354)	—	(50,482,354)	(50,482,354)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$81,849,171	$(73,046,930)	$(89,533)	$8,725,082	$(50,522,983)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Restated

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$—

Issuance of Series AA preferred stock	—	20,635	—	—	2	—	—	—	2	—

Conversion of Series AA preferred stock liability to common stock	45,854,513	(20,635)	—	4,585	(2)	25,219,983	—	—	25,224,566	—

Conversion of Series B preferred stock to common stock	3,700,147	—	(2,516)	370	—	(485,969)	—	—	(485,599)	—

Warrant conversion	25,277,556	—	—	2,528	—	12,484,016	—	—	12,486,544	—

Registration rights penalty	4,784,623	—	—	478	—	2,530,950	—	—	2,531,428	—

Stock issued for services	5,000,000	—	—	500	—	1,999,500	—	—	2,000,000	—

Stock-based compensation expense	—	—	—	—	—	13,791,601	—	—	13,791,601	—

Issuance of common stock	18,120,131	—	—	1,812	—	2,625,251	—	—	2,627,063	—

Foreign currency translation adjustment								(40,629)	(40,629)	(40,629)

Net loss for 2007				—	—	—	(61,389,396)	—	(61,389,396)	(61,389,396)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$77,461,987	$(110,767,041)	$(89,533)	$(33,382,213)	$(61,430,025)

						A	B

A	Reverse fair value of detachable warrants as originally recorded.
B	Restatement adjustments to income statement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007 As Previously Reported	2007 As Restated

CASH FLOW FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(45,521,701)	$(56,428,743)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,497,262	3,497,262
Loss on disposal of assets	500,914	500,914
Consulting expenses paid in common stock and warrants	4,318,858	4,318,858
Amortization of debt discount	11,464,367	38,555,665
Registration rights penalty	2,531,428	2,531,428
Stock-based compensation	13,791,601	13,791,601
Extinguishment of debt	—	(1,645,366)
Change in fair value of embedded derivatives and warrants	—	(14,538,890)
Changes in working capital items, net of amounts acquired:
Accounts receivable	(189,834)	(189,834)
Prepaid expenses and other current assets	(1,129,205)	(1,129,205)
Deposits and other assets	(63,340)	(63,340)
Accounts payable	1,320,304	1,320,304
Accrued expenses	(121,545)	(121,545)
Deferred revenue	(107,814)	(107,814)

Total Adjustments	35,812,996	46,720,038

Net cash used in continuing operations	(9,708,705)	(9,708,705)
Net cash used in discontinued operations	(2,187,226)	(2,187,226)

Net cash used in operating activities	(11,895,931)	(11,895,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(365,232)	(365,232)

Net cash used in investing activities	(365,232)	(365,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt, net	(10,422,441)	—
Proceeds from the issuance of long-term debt	—	11,621,259
Repayment of long-term debt	—	(29,997,758)
Net proceeds from line of credit	—	7,954,058
Issuance of stock	25,233,695	25,233,695
Payment of financing costs	(375,749)	(375,749)

Net cash provided by financing activities from continuing operations	14,435,505	14,435,505
Net cash used in financing activities from discontinued operations	(2,478,122)	(2,478,122)

Net cash provided by financing activities	11,957,383	11,957,383

Effect of exchange rates on cash and cash equivalents	(40,629)	(40,629)

Increase (decrease) in cash and cash equivalents	(344,409)	(344,409)

Cash and cash equivalents, beginning of period	1,203,819	1,203,819

Cash and cash equivalents, end of period	$859,410	$859,410

	2007 As Previously Reported	2007 As Restated

SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest for continuing operations	$1,761,919	$1,761,919
Cash paid for interest for discontinued operations	86,581	86,581

NON-CASH INVESTING AND FINANCING ACTIVITIES	—	—
Conversion of short-term bridge and convertible notes into preferred stock	4,585,795	—
Conversion of short-term bridge notes to junior secured facility	5,388,438	5,388,438
Issuance of common stock	313,457	313,457
Conversion of warrants to common stock	—	8,694,911
Conversion of preferred stock to common stock	—	24,738,967

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

As Restated

	Four Quarters (Unaudited) and Full Year Ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
REVENUE	$3,999,593	$4,227,063	$4,369,632	$4,631,762	$17,228,050
COST OF SALES	2,734,430	2,843,213	3,176,152	3,421,667	12,175,462

GROSS MARGIN	1,265,163	1,383,850	1,193,480	1,210,095	5,052,588

OPERATING EXPENSES:
Compensation	3,250,429	4,787,808	3,498,617	9,833,571	21,370,425
Depreciation and amortization	938,016	776,737	879,379	903,130	3,497,262
Other operating expenses	1,169,789	1,568,134	1,464,701	6,593,830	10,796,454

TOTAL OPERATING EXPENSES	5,358,234	7,132,679	5,842,697	17,330,531	35,664,141

OPERATING LOSS	(4,093,071)	(5,748,829)	(4,649,217)	(16,120,436)	(30,611,553)

Loss on disposal of assets	—	—	—	500,914	500,914
Registration rights penalty	—	—	—	2,531,428	2,531,428
(Gain) loss on warrants and derivatives	9,198,834	(38,663,122)	(15,262,707)	30,188,105	(14,538,890)
Interest expense	29,567,929	2,796,384	3,408,744	3,196,047	38,969,104
Extinguishment of debt	(1,645,366)	—	—	—	(1,645,366)

Income (loss) from continuing operations	(41,214,468)	30,117,909	7,204,746	(52,536,930)	(56,428,743)
Income (loss) from discontinued operations, net of tax	(492,565)	(341,953)	(4,649,075)	522,940	(4,960,653)

Net income (loss)	$(41,707,033)	$29,775,956	$2,555,671	$(52,013,990)	$(61,389,396)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK

Income (loss) from continuing operations	(1.92)	1.23	0.10	(0.54)	(1.04)
Loss from discontinued operations	(0.02)	(0.01)	(0.06)	0.00	(0.10)

Net income (loss)	(1.94)	1.22	0.04	(0.54)	(1.14)

Weighted average shares outstanding - Restated	21,491,069	24,433,557	71,829,042	96,353,226	53,801,855

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Loss from continuing operations	—	0.54	0.08	—	—
Loss from discontinued operations	—	(0.01)	(0.05)	—	—

Net income (loss)	—	0.53	0.03	—	—

Weighted average shares outstanding - Restated	21,491,069	55,726,807	97,688,710	96,353,226	53,801,855

The following table sets forth effects of the restatement on the Company’s previously reported consolidated condensed balance sheets for the period ended March 31, 2008 and the consolidated condensed statements of operations and the consolidated condensed statements of shareholders’ equity for the three months ended March 31, 2008 and March 31, 2007. There was no impact to cash flows from operating activities, investing activities or financing activities for the three months ended March 31, 2008 or March 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of March 31, 2008				December 31, 2007 As Restated

	As Previously Reported	Adjustments		As Restated
	(Unaudited)			(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,930	$—		$6,930	$859
Accounts receivable, net of allowances	6,634	—		6,634	1,782
Prepaid expenses and other current assets	1,400	—		1,400	1,646
Current assets of discontinued operations	3	—		3	2,387

Total Current Assets	14,967	—		14,967	6,674
Property and equipment, net	1,193	—		1,193	1,418
Intangible assets, net	8,008	—		8,008	8,308
Goodwill	12,513	—		12,513	12,513
Other assets	1,916	—		1,916	478
Non-current assets of discontinued operations	10	—		10	1,031

TOTAL ASSETS	$38,607	$—		$38,607	$30,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$36	$—	A	$36	$5,084
Accounts payable	1,940	—		1,940	2,750
Accrued expenses	4,465	—		4,465	3,231
Deferred revenue	560	—		560	537
Current liabilities of discontinued operations	30	—		30	2,827

Total Current Liabilities	7,031	—		7,031	14,429
Liabilities for warrants to purchase common stock	32,086	5,184	B	37,270	35,883
Embedded derivatives of convertible debt	1,513	9,904	C	11,417	9,199
Long-term portion of debt	9,752	(9,438	) A	314	3,490
Deferred revenue	63	—		63	76
Non-current liabilities of discontinued operations	—	—		—	727

Total Liabilities	50,445	5,650		56,095	63,804

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—	—
Common stock	14	—		14	12
Additional paid-in capital	64,635	25,837	D	90,472	77,462
Foreign currency translation adjustment	(95)	—		(95)	(89)
Accumulated deficit	(76,392)	(31,487	) E	(107,879)	(110,767)

Total Shareholders’ Deficit	(11,838)	(5,650)		(17,488)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,607	$—		$38,607	$30,422

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	EITF 00-19 liability accounting adopted on January 1, 2008, with restatement, prior year impact is now recorded in proper period.
E	Restatement adjustments to income statement for the three months ended March 31, 2008.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2008
	As Previously Reported	Adjustments		As Restated
REVENUE	$9,523	$—		$9,523
COST OF SALES	4,418	—		4,418

GROSS MARGIN	5,105	—		5,105

Operating Expenses:
Compensation	4,289	—		4,289
Depreciation and amortization	536	—		536
Other operating expenses	2,857	—		2,857

Total Operating Expenses	7,682	—		7,682

Operating Loss	(2,577)	—		(2,577)
Interest expense	5,845	5,761	B	11,606
Gain on warrants and derivatives	(4,769)	(11,994	) A	(16,763)

Income (loss) from continuing operations	(3,653)	6,233		2,580

Discontinued Operations:
Loss from discontinued operations, net of tax	(91)	—		(91)
Gain on sale of discontinued operations, net of tax	399	—		399

Income from discontinued operations, net of tax	308	—		308

Net income (loss) applicable to common shareholders	$(3,345)	$6,233		$2,888

BASIC EARNINGS PER SHARE OF COMMON STOCK

Income (loss) from continuing operations	(0.03)	0.05		0.02
Loss from discontinued operations	—	—		—

Net income (loss) applicable to common shareholders	(0.03)	0.05		0.02

Weighted average shares outstanding - Restated	135,303,454	135,303,454		135,303,454

DILUTED EARNINGS PER SHARE OF COMMON STOCK

Loss from continuing operations	—	—		0.01
Loss from discontinued operations	—	—		—

Net income (loss) applicable to common shareholders	—	—		0.01

Weighted average shares outstanding - Restated	—			192,922,548

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2007
	As Previously Reported	Adjustments		As Restated
REVENUE	$4,000	$—		$4,000
COST OF SALES	2,260	475	A	2,735

GROSS MARGIN	1,740	(475	) A	1,265

Operating Expenses
Compensation	3,502	(252	) A	3,250
Depreciation and amortization	938	—		938
Other operating expenses	1,393	(223	) A	1,170

Total Operating Expenses	5,833	(475	) A	5,358

Operating Loss	(4,093)	—		(4,093)
Interest expense	2,872	26,696	B	29,568
Loss on warrants and derivatives	—	9,199	C	9,199
Gain on extinguishment of debt	—	(1,645	) D	(1,645)

Loss from continuing operations	(6,965)	(34,250)		(41,215)

Loss from discontinued operations, net of tax	(492)	—		(492)

Net income (loss)	(7,457)	(34,250)		(41,707)

Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	(9,183)	9,183	E	—

Net income (loss) applicable to common shareholders	$(16,640)	$(25,067)		$(41,707)

LOSS PER SHARE OF COMMON STOCK

Income (loss) from continuing operations	(0.75)	(1.17)		(1.92)
Loss from discontinued operations	(0.02)	—		(0.02)

Net income (loss) applicable to common shareholders	(0.77)	(1.17)		(1.94)

Weighted average shares outstanding - Restated	21,491,069	21,491,069		21,491,069

A	Reclassification between operating expenses and cost of goods sold to conform with current period presentation
B	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
C	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.
D	Payoff of bridge loans not previously reported as extinguishment of debt.
E	Reverse deemed dividend recorded as issuance of preferred stock as a result of EITF 00-19 liability change.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share data

(Unaudited)

As Previously Reported

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2	$24,520	$(22,565)	$(49)	$1,908	$—

Issuance of Series AA preferred stock	—	19,984	—	—	17,554	—	—	17,554	—

Deemed dividend related to the conversion of Series AA preferred stock to common stock	—	—	—	—	(9,183)	—	—	(9,183)	—

Issuance of Series AA preferred stock warrants	—	—	—	—	9,183	—	—	9,183	—

Stock warrants issued with debt financing	—	—	—	—	5,184	—	—	5,184	—

Stock-based compensation expense	—	—	—	—	1,432	—	—	1,432	—

Issuance of common stock	695,811	—	—	—	326	—	—	326	—

Foreign currency translation adjustment							(1)	(1)	(1)

Net loss for the three months ended March 31, 2007	—	—	—	—	—	(7,457)	—	(7,457)	(7,457)

Balance, March 31, 2007	21,710,880	19,984	2,516	$2	$49,016	$(30,022)	$(50)	$18,946	$(7,458)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share data

(Unaudited)

As Restated

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2	$19,297	$(49,378)	$(49)	$(30,128)	$—

Issuance of Series AA preferred stock	—	19,984	—	—	—	—	—	—	—

Stock-based compensation expense	—	—	—	—	1,432	—	—	1,432	—

Issuance of common stock	695,811	—	—	—	327	—	—	327	—

Foreign currency translation adjustment							(1)	(1)	(1)

Net loss for the three months ended March 31, 2007	—	—	—	—	—	(41,707)	—	(41,707)	(41,707)

Balance, March 31, 2007	21,710,880	19,984	2,516	$2	$21,056	$(91,085)	$(50)	$(70,077)	$(41,708)

					A	B

A	Reverse fair value of detachable warrants as originally recorded.
B	Restatement adjustments to income statement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share data

(Unaudited)

As Previously Reported

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2008	123,752,039	$12	$81,849	$(73,047)	$(89)	$8,725	$—

Stock warrants issued with debt financing	—	—	1,083	—	—	1,083	—

Reclassification of warrants to liability	—	—	(28,908)	—	—	(28,908)	—

Cashless warrant conversion	2,358,506	—	—	—	—	—	—

Cashless exercise of stock options	804,626	—	—	—	—	—	—

Registration rights penalty	477,185	—	241	—	—	241	—

Debt to equity conversion	19,591,890	2	8,406	—	—	8,408	—

Stock-based compensation expense		—	1,964	—	—	1,964	—

Foreign currency translation adjustment		—	—	—	(6)	(6)	(6)

Net loss for the three months ended March 31, 2008		—	—	(3,345)	—	(3,345)	(3,345)

March 31, 2008	146,984,246	$14	$64,635	$(76,392)	$(95)	$(11,838)	$(3,351)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

In thousands, except share data

(Unaudited)

As Restated

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2008	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)	$—

Cashless warrant conversion	2,358,506	—	2,399	—	—	2,399	—

Cashless exercise of stock options	804,626	—	—	—	—	—	—

Registration rights penalty	477,185	—	241	—	—	241	—

Debt to equity conversion	19,591,890	2	8,406	—	—	8,408	—

Stock-based compensation		—	1,964	—	—	1,964	—

Foreign currency translation adjustment		—	—	—	(6)	(6)	(6)

Net income for the three months ended March 31, 2008	—	—	—	2,888	—	2,888	2,888

Balance, March 31, 2008	146,984,246	$14	$90,472	$(107,879)	$(95)	$(17,488)	$2,882

			A	B

A	EITF 00-19 liability accounting adopted on January 1, 2008, with restatement, prior year impact is now recorded in proper period.
B	Restatement adjustments to income statement.

Item 2.	Management’s Discussion and Analysis.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

There are several economic or industry-wide factors relevant to Capital Growth Systems, Inc. (CGSI or Company). The global market for access networks is measured at over $100 billion and the present state of the global capital markets underlines efforts to cut costs in SG&A – including networks. The market continues to grow, as technology advancements and dependency on electronic mediums are increasing the need for faster, more efficient, and more cost effective access network solutions.

It is generally understood that the access network market is complex and inefficient. There are over 900 primary suppliers offering services to clients around the world and no single provider has a ubiquitous network footprint. In the global marketplace for our services, fragmentation of infrastructure and technology exists within and between geographies. In addition, pricing, tariffs, business rules, and methods of doing business vary widely by geography and the lack of accurate supply and pricing data leads to inefficient procurement practices. Margin stacking thus becomes a normal condition.

This market inefficiency creates opportunity and there is significant excess margin available in the system for those who can provide: price transparency, physical network transparency, and operational transparency.

To service its clients, CGSI has operating offices in several U.S. locations (Chicago, IL, Waltham, MA, New York, NY, Houston, TX, and Austin, TX). It also has a presence in the European Union (London, UK, Manchester, UK, and Lisbon, Portugal).

CGSI has created a fully-integrated supply chain management system that streamlines and accelerates the process of designing, pricing, building, and managing customized communications networks. As such, we analyze complex networks and identify opportunities for improvement by using highly-automated systems, processes, and industry expertise to design, price, and implement optimized network solutions. Then, we function as a single source of accountability for the entire network solution.

The Company generates revenue by providing a wide variety of custom combinations of the following services, mainly to global suppliers of connectivity.

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

Significant recent progress in gaining customer acceptance of our offerings underlines management’s belief that our technology, systems, and logistics capabilities make the Company’s business offerings more efficient, faster, and less expensive for systems integrators, telecommunications companies, and enterprise customers to manage the telecom supply chain for their complex global networks. By purchasing our solutions to create market pricing transparency and improve the efficiency of the entire telecom supply chain, our customers are able to improve the responsiveness of sales, reduce operating expense, improve margins, and deliver better service.

The Company is (and has been since its 2006 reorganization) investing its time, team resources and capital in the scaling of its systems and personnel in order to meet the recent remarkable demand among its clients for its novel products. The successful delivery on major contracts signed in the last three quarters is anticipated to put the Company into a sustained period of rapid growth of profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Cash on hand at March 31, 2008 was $6.7 million (not including $0.2 million restricted for outstanding letters of credit). The Company has incurred operating losses of $2.6 million and $4.1 million, respectively. The results for the three months ended March 31, 2008 and 2007 included non-cash charges of $2.0 million and $1.4 million, respectively, related to stock-based compensation expense. Cash used in operating activities from continuing operations was $3.9 million and $5.0 million for the three months ended March 31, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise some doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed in the last three quarters is anticipated to mover the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), the financial results of these two entities are presented as discontinued operations. See accompanying notes to the consolidated financial statements incorporated by reference herein for further discussion.

Results of Continuing Operations

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

The consolidated gross margin rate was 54% for the three months ended March 31, 2008 compared to 32% for the same period in 2007. This increase was driven primarily by the delivery of optimization services to the new customer mentioned above.

Gross margin for Optimization Solutions totaled $5.5 million or 84% for the three-month period ended March 31, 2008 as compared to $0.9 million or 48% for the same period in 2007. Connectivity Solutions’ cost of sales exceeded sales by $0.4 million or 12% for the first quarter of 2008 compared to margin of $0.4 million or 17% for the same period in 2007. Additional novation expenses were incurred for a new customer that were recognized immediately but which are part of a multi-year service delivery relationship.

Operating expenses for the first quarters of 2008 and 2007 consists of the following:

	Three Months Ended March 31,
	2008	2007
	(in thousands)
Compensation	$4,289	$3,250
Professional services	2,142	360
Depreciation and amortization	536	938
All other operating expenses	715	810

Total operating expenses	$7,682	$5,358

Compensation expense increased $1.0 million for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, due in part to higher commission expense, which is consistent with the increase in revenue. Also included in compensation expense for 2008 are non-cash charges of $2.0 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $1.4 million for the same period in 2007.

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

Depreciation and amortization decreased by $0.4 million for the three months ended March 31, 2008 as compared to the three months end March 31, 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007.

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

Results for the three months ended March 31, 2008 reflect interest of $11.6 million, a decrease of $18.0 million over the three months ended March 31, 2007. During the quarters ended March 31, 2008 and 2007, interest expense includes $10.1 million and $24.6 million related to the amortization of the fair value assigned to the warrants issued with debt, respectively. Weighted average interest rate was 8.0% and 12.5% for the three months ended March 31, 2008 and 2007, respectively.

Results for the three months ended March 31, 2008 reflect a gain on warrants and derivative of $16.8 million compared to a loss on warrants and derivatives of $9.2 million for the three months ended March 31, 2007. In accordance with SFAS 133 and EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet and marked to fair value with the corresponding adjustment recognized as a gain or loss on warrants and derivatives in the consolidated statements of operations.

Results of Discontinued Operations

Three months ended March 31, 2008 compared to March 31, 2007

Total revenues for the three months ended March 31, 2008 were $1.0 million compared to $2.1 million for the same period in 2007. The loss from discontinued operations for the three months ended March 31, 2008 were $0.1 million compared to $0.5 million for the same period in 2007. The decreases in revenue and loss from discontinue operations were due to the sale of Frontrunner.

On February 19, 2008, we entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) pursuant to which Frontrunner sold substantially all of its assets to the Buyer. The purchase price for the assets was $0.9 million and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $0.6 million. Approximately $0.1 million of the cash purchase price was placed in escrow to be disbursed based on the collections of certain accounts receivable of Frontrunner that were purchased by the Buyer. The gain on sale of discontinued operations for the three months ended March 31, 2008 was $0.4 million.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations during the three months ended March 31, 2008 and 2007 was $3.9 million and $5.0 million, respectively. The Company had net income from continuing operations of $2.6 million for the three months ended March 31, 2008 and a net loss from continuing operations of $41.2 million for the three months ended March 31, 2007. The primary variance between operating income and net cash used in operating activities from continuing operations during the three months ended March 31, 2008 was due to non-cash charges of $2.0 million and $10.1 million related to stock-based compensation expense and amortization of debt discount, respectively. In addition, accounts receivable increased by $4.9 million in connection with billings under a significant new contract. These amounts were partially offset by a $16.8 million change in the fair value of embedded derivatives and warrants and a $1.4 million reduction in accrued expenses. The primary variance between operating loss and net cash used in operating activities from continuing operations during the three months ended March 31, 2007 was due to non-cash charges of

$1.4 million, $26.7 million and $9.2 million related to stock-based compensation expenses, amortization of debt discount and the change in the fair value of embedded derivatives and warrants, respectively. These amounts were partially offset by a $1.9 million reduction in accrued expenses.

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

Future contractual obligations as of March 31, 2008 are as follows:

	Operating Leases	Debt Obligations
Remaining nine months of 2008	$381	$41
2009	434	18
2010	442	19
2011	371	21
2012	272	22
Thereafter	—	19,021

Total contractual obligations	$1,900	$19,142

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

As a result of that assessment, we identified three material weaknesses with respect to our internal control over financial reporting:

•	We did not maintain a majority of independent directors and no financial expert on our Board has been designated;

•

we have not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the near term and;

•

we did not adequately analyze the contingent terms of previous financing transactions in light of the volume of increasingly complex accounting and reporting standards issued by various promulgating bodies.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding the required disclosure.

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company will implement the following remediation activities to improve the Company’s internal control over financial reporting:

•

Continuation of our search for an independent director to fill the remaining vacancy on our seven-member Board of Directors. We are also considering whether to add two independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our Board of Directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert. (See the “Subsequent Events” footnote to the financial statements for further information.) In addition, we will adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges;

•

utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to adequately address the lack of segregation of duties within the financial reporting process and;

•

utilization of external consultants to assist in the planning for, and in advance of the execution of, the accounting treatment of complex transactions and financings given the unforeseen effects driven by complex accounting standards.

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

As described below, there were changes in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that did materially affect, or were reasonably likely to materially affect, our internal control over financial reporting. As of March 31, 2008, these changes in our internal control over financial reporting continue to materially affect, or are reasonable likely to materially affect, our internal control over financial reporting.

Late in 2006, we completed our acquisitions of 20/20, Magenta, CentrePath, and GCG. Since these entities had limited resources for processing accounting information and financial reporting, we concluded a material weakness existed at that time related to proper segregation of duties at those locations. In the fourth quarter of 2007 and the first quarter of 2008, we continued our integration of existing accounting systems and processes by means of centralization and additional staffing. In the fourth quarter of 2007 we initiated new risk assessment and documentation standards.

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

Dated: August 14, 2008

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