Form 10-Q
period 2008-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-08-14
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of August 1, 2008, the issuer had outstanding 148,161,844 shares of its $0.0001 par value common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Except with respect to historical financial information, the discussion contained in this report contains forward-looking statements that involve risk and uncertainties. These statements may be identified by use of forward-looking terminology such as “believes,” “expects,” “may,” “should,” or “anticipates,” or similar expressions, or by discussions of strategy. The cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Our actual results could differ materially from those discussed in this report. Factors that could cause our results to differ from those discussed in this report include, but are not limited to, those discussed under the heading “Risk Factors” in our report on Form 10-KSB/A for the period ended December 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited) (As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,839	$859
Accounts receivable, net of allowances of $109 and $99	9,762	1,782
Prepaid expenses and other current assets	1,074	1,646
Current assets of discontinued operations	2	2,387

Total Current Assets	14,677	6,674
Property and equipment, net	1,086	1,418
Intangible assets, net	7,710	8,308
Goodwill	12,513	12,513
Other assets	1,795	478
Non-current assets of discontinued operations	10	1,031

TOTAL ASSETS	$37,791	$30,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$29	$5,084
Accounts payable	2,941	2,750
Accrued expenses	5,439	3,231
Deferred revenue, current portion	370	537
Current liabilities of discontinued operations	25	2,827

Total Current Liabilities	8,804	14,429
Liabilities for warrants to purchase common stock	36,566	35,883
Embedded derivatives of convertible debt instruments	12,499	9,198
Long-term portion of debt	1,249	3,490
Deferred revenue, net of current portion	54	76
Non-current liabilities of discontinued operations	—	728

Total Liabilities	59,172	63,804

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding at June 30, 2008 and at December 31, 2007, respectively	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 148,161,844 and 123,752,039 issued and outstanding at June 30, 2008 and December 31, 2007, respectively	15	12
Additional paid-in capital	93,788	77,462
Foreign currency translation adjustment	(104)	(89)
Accumulated deficit	(115,080)	(110,767)

Total Shareholders’ Equity (Deficit)	(21,381)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$37,791	$30,422

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
Revenue	$8,651	$4,227	$18,174	$8,227
Cost of sales	4,229	2,843	8,647	5,578

Gross margin	4,422	1,384	9,527	2,649

Operating expenses
Compensation	4,802	4,788	9,091	8,038
Depreciation and amortization	429	777	965	1,715
Other operating expenses	2,523	1,568	5,380	2,738

Total operating expenses	7,754	7,133	15,436	12,491

Operating loss	(3,332)	(5,749)	(5,909)	(9,842)
Interest expense	1,439	2,796	13,045	32,364
Registration rights penalty	1,140	—	1,140	—
(Gain) or loss on warrants and derivatives	1,294	(38,663)	(15,469)	(29,464)
(Gain) or loss on extinguishment of debt	—	—	—	(1,645)

Income (loss) from continuing operations	(7,205)	30,118	(4,625)	(11,097)

Discontinued operations
Income (loss) from discontinued operations, net of tax	4	(342)	(87)	(834)
Gain on sale of discontinued operations, net of tax	—	—	399	—

Income (loss) from discontinued operations, net of tax	4	(342)	312	(834)

Net income (loss)	$(7,201)	$29,776	$(4,313)	$(11,931)

Basic earnings (loss) per share of common stock
Income (loss) from continuing operations	$(0.05)	$1.23	$(0.03)	$(0.48)
Income (loss) from discontinued operations	—	(0.01)	—	(0.04)

Net income (loss) applicable to common shareholders	$(0.05)	$1.22	$(0.03)	$(0.52)

Weighted average shares outstanding	147,428,808	24,443,557	141,366,131	23,010,543

Diluted earnings (loss) per share of common stock
Income (loss) from continuing operations	$(0.05)	$0.54	$(0.03)	$(0.48)
Income (loss) from discontinued operations	—	(0.01)	—	(0.04)

Net income (loss) applicable to common shareholders	$(0.05)	$0.53	$(0.03)	$(0.52)

Weighted average shares outstanding	147,428,808	55,726,807	141,366,131	23,010,543

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited and As Restated)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2007 (As Restated)	21,015,069	—	2,516	$2	$—	$19,297	$(49,378)	$(49)	$(30,128)
Issuance of Series AA preferred stock	—	20,635	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	4,074	—	—	4,074
Issuance of common stock	695,811	—	—	—	—	326	—	—	326
Foreign currency translation adjustment	—	—	—	—	—	—	—	(11)	(11)	$(11)
Conversion of Series AA preferred stock liability to common stock	45,854,513	(20,635)	—	5	—	25,220	—	—	25,225
Conversion of Series B preferred stock liability to common stock	3,698,201	—	(2,516)	—	—	(486)	—	—	(486)
Net loss for the six months ended June 30, 2007	—	—	—	—	—	—	(11,931)	—	(11,931)	(11,931)

Balance, June 30, 2007 (As Restated)	71,263,594	—	—	$7	$—	$48,431	$(61,309)	$(60)	$(12,931)	$(11,942)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2008 (As Restated)	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless warrant conversion	3,424,993	1	3,314	—	—	3,315
Cashless exercise of stock options	804,626	—	—	—	—	—
Registration rights penalty	477,185	—	241	—	—	241
Debt to equity conversion	19,591,890	2	8,406	—	—	8,408
Stock-based compensation expense	—	—	4,348	—	—	4,348
Foreign currency translation adjustment	—	—	—	—	(15)	(15)	$(15)
Issuance of common stock	111,111	—	17	—	—	17
Net loss for the six months ended June 30, 2008	—	—	—	(4,313)	—	(4,313)	(4,313)

Balance, June 30, 2008	148,161,844	$15	$93,788	$(115,080)	$(104)	$(21,381)	$(4,328)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Six Months Ended June 30,
	2008	2007 (As Restated)
Net cash used in operating activities from continuing operations	$(6,909)	$(7,335)
Net cash used in operating activities from discontinued operations	(524)	(1,361)

Net cash used in operating activities	(7,433)	(8,696)

Net cash used in investing activities from continuing operations	(34)	(80)
Net cash provided by (used in) investing activities from discontinued operations	711	(34)

Net cash provided by (used in) investing activities	677	(114)

Net cash provided by financing activities from continuing operations	9,751	8,621
Net cash used by financing activities from discontinued operations	—	(868)

Net cash provided by financing activities	9,751	7,753

Effect of exchange rate on cash and equivalents	(15)	(11)

Increase (decrease) in cash and cash equivalents	2,980	(1,068)
Cash and cash equivalents – beginning of period	859	1,204

Cash and cash equivalents – end of period	$3,839	$136

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$621	$1,007
Cash paid for interest for discontinued operations	—	48

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt to equity conversion	$8,408	$—
Conversion of short-term bridge notes to Junior Secured Facility	—	5,388
Issuance of common stock for cashless conversion of warrants	3,315	—
Registration rights penalty	241	—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Condensed Financial Statements

June 30, 2008 (Unaudited)

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

Cash and Cash Equivalents

The Company considers short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents. The Company had $0.2 million of cash restricted for outstanding letters of credit as of June 30, 2008 and December 31, 2007.

Intangible Assets and Goodwill

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets that are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset or asset group may not be recoverable. The Company has determined that no impairments existed as of June 30, 2008. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded represents the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Gross carrying amounts, accumulated amortization, and estimated amortization period for each major intangible asset class are as follows:

		as of June 30, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Developed technology	5 to 11	$5,805	$(1,141)	$4,664
Trade names	3	350	(188)	162
Customer base	6 to 10	3,560	(676)	2,884

Total	9.29 weighted-average years	$9,715	$(2,005)	$7,710

		as of December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Developed technology		$5,805	$(809)	$4,996
Trade names		350	(129)	221
Customer base		3,560	(469)	3,091

Total		$9,715	$(1,407)	$8,308

Amortization expense for the six-month periods ended June 30, 2008 and 2007 related to the intangible assets was $0.6 million and $0.6 million, respectively. Estimated amortization expense for the intangible assets is as follows for the years or other defined periods ending December 31:

(in thousands)
Remaining six months of 2008	$599
2009	1,185
2010	1,081
2011	1,060
2012	857
Thereafter	2,928

$7,710

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have been no current events or circumstances that would indicate an impairment of goodwill exists. There were no changes in the acquired amount of goodwill as of June 30, 2008 and December 31, 2007 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	June 30, 2008	December 31, 2007
	(in thousands)
Acquisition of 20/20	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754
Acquisition of GCG	1,949	1,949

End of the period	$12,513	$12,513

Accounting for Convertible Debentures, Warrants, and Derivative Instruments

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

In accordance with EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.” Contingent conversion features that reduce the conversion price of warrants or other conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (i.e., warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from units-type offerings (i.e., preferred stock with freestanding warrants) or from a debt instrument, is recognized immediately in the statement of operations as “gain or loss on warrants and derivatives” or “interest expense,” respectively. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. The value of the warrants and derivatives associated with the units-type offerings is credited to additional paid-in-capital upon conversion to common stock.

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104, Revenue Recognition (SAB 104) which incorporates Emerging Issues Task Force Issues No. 00-21, Multiple-Deliverable Revenue Arrangements (EITF 00-21) and in accordance with AICPA Statement of Position 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility of the resulting receivable is reasonably assured.

While customers may purchase services separately, sales can include multiple products that cross business units. At the inception of such arrangements, the deliverables are evaluated to determine whether they represent separate units of accounting under EITF 00-21. The Company’s policy regarding this determination of separate units is based on all of the following criteria being met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the items(s); and delivery or performance of the item(s) is considered probable and substantially in the Company’s control. Revenue is allocated to each unit of accounting in a transaction based on its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold to other customers. If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and revenue is recognized on all items over the term of the arrangement.

As part of the revenue recognition process, the Company records provisions for estimated product returns and allowances as determined by historical sales returns, reviewing economic trends, and changes to customer’s demands. Cancellation charges that are included in Company contracts are booked upon management’s determination that the customer has violated the terms of the contract.

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

Automated Pricing Software. The Company allocates revenue to software license and to the related maintenance based on the residual method of accounting as prescribed in SOP 97-2 whereby the software revenue is recognized upon product acceptance by the customer and the maintenance allocation is recognized over the annual life of the license. The Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract maintenance support agreement at 20% of the license amount, which is based on the amount charged to its customers in the renewal year. The Company allocates a portion of the revenue of the arrangement to maintenance and the remaining amount to the software license.

Remote Management Services. The Company recognizes revenue from the installation and servicing of these arrangements ratably over the term of the contract with no allocation to either installation or monthly monitoring since, as prescribed in EITF 00-21, as the installation has no value to the customer on a standalone basis.

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

Cost of Sales

The cost of sales for Optimization Solutions products include the cost of accessing circuits and fiber networks, the direct costs for labor, travel, and materials to install and maintain customer sites, along with the occupancy and labor costs of operating a network operations center.

Cost of sales for Connectivity Solutions products includes the cost of accessing circuits and bandwidth needed for communication networks and fees paid to third-party sales agents.

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and displaying of comprehensive income or loss, its components, and accumulated balances. Comprehensive income or loss is defined to include all changes in equity except those resulting from investments by, and distributions to, shareholders. The following is the Company’s comprehensive loss for the three and six-month periods ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
	(in thousands)		(in thousands)
Net income (loss), as reported	$(7,201)	$29,776	$(4,313)	$(11,931)
Foreign currency translation adjustment	(9)	(10)	(15)	(11)

Comprehensive income (loss)	$(7,210)	$29,766	$(4,328)	$(11,942)

Earnings (loss) per Share

Basic and diluted net loss per share information is presented under the requirements of SFAS No. 128, Earnings per Share (SFAS 128). Basic net loss per share is computed by dividing the net loss applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net loss per share reflects potential dilution of securities by adding other potential common shares, including stock options and warrants, to the weighted-average number of common shares outstanding for a period, if dilutive. All potentially dilutive securities, including stock options and warrants, have been excluded from this computation, as their effect is anti-dilutive.

As of June 30, 2007, there were 16.6 million stock options and 80.9 million stock warrants outstanding that potentially could have been converted into common shares.

On June 25, 2007, the Company’s shareholders approved an increase in the number of authorized common shares from 25 million to 350 million, resulting in the conversion of all series of preferred stock into common stock. At that date, the Company had a total of 2,516.10 and 20,634.53 shares of Series B and Series AA Convertible preferred stock that converted into 3,698,147 and 45,854,567 shares of common stock, respectively. Also outstanding were warrants to purchase 2,020.756 Series A preferred stock, which were convertible into 2,245,262 shares of common stock upon exercise.

As of June 30, 2008, there were 70.7 million stock options and 81.6 million stock warrants outstanding that potentially could be converted into common shares.

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

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a non-recurring basis (at least annually). The Company does not currently expect the adoption of the recently issued FASB Staff Positions to have a material effect on its results of operations and financial condition.

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

Restatement

As of September 8, 2006, the shares of common stock required to settle the convertible bridge loan issued in connection with the Company’s acquisition of 20/20, the convertible preferred stock outstanding, the stock options outstanding, and the warrants outstanding were in excess of the Company’s authorized but unissued shares of common stock. This condition, which continues through the current balance sheet date, required evaluation in accordance with SFAS 133 and EITF 00-19; however, such evaluation was not considered during the preparation of the September 30, 2006 Form 10-QSB.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the bridge loans and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and recording as a liability at fair value on the balance sheet. In accordance with the same guidance, the Company’s outstanding warrants also meet the definition of a liability to be recorded at fair value on the balance sheet. These liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as a “gain or loss on warrants and derivatives” in the statements of operations.

The Company has applied the aforementioned guidance and restated prior amounts, as necessary, for September 2006 through March 2008. This restatement includes, among other things, balance sheet reclassification of warrants and preferred stock from the statement of shareholder’s equity to a liability account. In addition, it requires a non-cash charge to mark the related liabilities to fair value at each balance sheet date. Balances effected by the restatement may also bear the notation “As Restated.”

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

In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations for the financial statements presented herein. Revenues for the six-month period ended June 30, 2008 and June 30, 2007 were $1.0 million and $4.9 million, respectively. Losses from discontinued operations for the six-month period ended June 30, 2008 and 2007 were $0.1 million and $0.8 million, respectively. The operating results related to Frontrunner are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the six-month period ended June 30, 2008 was $0.4 million.

The discontinued operations assets and liabilities are as follows:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(in thousands)
Current assets of discontinued operations
Accounts receivable, net	$—	$1,298
Inventory	—	864
Prepaid expenses and other current assets	—	58
Other current assets	2	167

Total current assets of discontinued operations	2	2,387

Non-current assets of discontinued operations
Property and equipment, net	—	505
Intangible assets, net	—	526
Other assets	10	—

Non-current assets of discontinued operations	10	1,031

Total assets from discontinued operations	$12	$3,418

Current liabilities of discontinued operations
Accounts payable	$7	$326
Accrued expenses	10	644
Advanced billing	—	390
Warranty reserve	—	99
Deferred revenue, current portion	8	1,368

Total current liabilities of discontinued operations	25	2,827

Non-current liabilities of discontinued operations
Long-term portion of notes	—	728

Non-current liabilities of discontinued operations	—	728

Total liabilities of discontinued operations	$25	$3,555

NOTE 4. Debt.

Debt as of June 30, 2008 and December 31, 2007 consists of the following:

	June 30, 2008	December 31, 2007 (As Restated)
	(in thousands)
Secured convertible debenture, with an outstanding balance of $19 million, bearing a 5% coupon for the first two years and a 10% coupon for the last three years, secured, due March 2013. Debt discount at issuance of $21.7 million. As of June 30, 2008, the balance was reported net of $17.8 million, which represents the unamortized value of the debt discount.	$1,155	—
Senior secured line of credit, with an outstanding balance of $5.5 million, bearing interest at 15%, due July 2008. Debt discount at issuance of $2.4 million. As of December 31, 2007, the balance of the debt was reported net of $1.1 million, which represents the unamortized value of the debt discount.	—	$4,377
Junior secured facility, with a face amount of $9.3 million, bearing simple interest at 12%, due January 2009. Debt discount at issuance of $18.3 million. As of December 31, 2007, the balance of the debt was reported net of $5.9 million, which represents the unamortized value of the debt discount.	—	3,374
Short-term bridge facility, with an outstanding balance of $0.2 million, bearing interest at 12%, due September 30, 2007, which was subsequently extended. Debt discount at issuance of $0.2 million. As of December 31, 2007, the balance of the debt was reported net of $0.2 million, which represents the unamortized value of the debt discount.	—	48
Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008	—	601
Unsecured loans from certain employees of Magenta, bearing interest at 8.43%, due upon demand.	111	138
Capital lease obligations.	12	36

Total	1,278	8,574
Less: current maturities	29	5,084

Long-term portion	$1,249	$3,490

Debentures. On March 11, 2008, the Company completed a private placement of $19.0 million of securities (“Purchase Agreement”) with a number of investors (“Purchasers”). The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share and having a term ending five years from the closing date. The Conversion price on all Debentures still outstanding 210 days after the closing shall be reset to 90% of the volume weighted average price for the five trading days immediately prior to such date – if such amount is lower than $0.50 per share. The Conversion price can also be reset for (i) forward and reverse splits and other extraordinary transactions and (ii) a full ratchet clause that effectively lowers the purchase price to the lowest price at which there is any subsequent placement of the Company’s common stock (or common stock equivalents).

Proceeds pursuant to the Agreement, net of $1.7 million of advisory fees paid to Capstone Investments and Aequitas Capital Management, were used to extinguish the Senior secured debt as well as all remaining subordinated debt that had not been converted to equity prior to the execution of the Purchase Agreement. These outstanding balances were $6.6 million and $2.0 million, respectively, at the closing date. The remaining proceeds were retained for working capital purposes and the unamortized deferred financing costs related to the extinguished debt were recognized. In addition to the cash paid fees, the Company issued to Capstone a warrant to purchase 2,660,000 shares of common stock. Such Warrant contains substantially similar terms and conditions (including exercise price and expiration date) to the Warrants issued to the Purchasers and described below, but does not carry registration rights.

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
(in millions)
Warrants	$10.6
Embedded derivatives	11.1

Total debt discount	$21.7

The initial fair value of the warrants and embedded derivatives exceeded the proceeds of the Debentures by $2.7 million, which was recognized immediately as interest expense.

The Company has entered into a Registration Rights Agreement pursuant to which it is obligated to file a registration statement to register all or the maximum amount permitted by the SEC of the common stock underlying the Debentures and Warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and is to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the Securities and Exchange Commission). Failure to meet any of these obligations could subject the Company to liquidated damages equal to 2% of the original principal amount of the Debenture of the holder for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder (and interest accrues on unpaid liquidated damages at 16% per annum).

The Company filed the registration statement discussed above on April 29, 2008 and the SEC elected to undertake a “full review.” Due to the complexity of the issues raised in that review and the difficulty of the aforementioned restatement activity, the Company anticipates that it may not have the underlying common stock registered until later in the third quarter and has therefore accrued three months of the related liquidated damages penalty.

The Company and all of its subsidiaries entered into a Security Agreement pursuant to which it granted to the Purchasers a security interest in all of its assets, including a pledge by the Company of all of the capital stock of each of its subsidiaries. Upon an Event of Default, the Purchasers may take possession of the collateral and operate the business.

Senior Secured Facility. In January 2007, the Company closed the initial funding of $7.0 million of borrowings on an eighteen-month, $12 million Senior Secured Facility issued to the Company by a Senior Lender. The Credit Agreement for the facility named the Company and its subsidiaries as co-borrowers and provided for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It required the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7% and had a $250,000 prepayment penalty until the last thirty days of the facility. There was a $3,000 per month collateral management fee, a 0.5% per month unused line fee, and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay the Senior Lender a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the facility. As of December 31, 2007, the Company’s borrowing capacity was $0.5 million.

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

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to the Senior Lender two warrants to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2.5 million shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3,500,000 shares of common stock at $0.15 was issued and the previously issued warrants were cancelled. The new warrant provided for, among other things, cashless exercise, anti-dilution, and registration rights. The Senior Lender subsequently agreed to waive the requirements that the shares underlying its warrant be registered.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
(in millions)
Warrants issued on January 19, 2007	$1.9
Fair value increase for replacement warrants issued on October 31, 2007	0.5

Total debt discount	$2.4

Junior Secured Facility. On January 19, 2007, the Company entered into an agreement with a number of individuals and entities for the establishment of a Junior Secured Facility that permitted the funding of up to $10 million of original principal amount of advances. At the closing, an initial $6.3 million of funds was provided pursuant to the facility. During the year, another $3.4 million was funded, bringing the aggregate principal amount of the facility to $9.3 million. The facility had a two-year term accruing simple interest at 12% per annum, with all principal and interest due on maturity. The Junior Secured Facility included a junior lien on the Company’s assets and the assets of its subsidiaries, which was expressly contractually subordinated to the Senior Secured Facility and any refinancing of that facility.

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
(in millions)
Warrants issued on January 19, 2007	$7.6
Warrants issued with June 15, 2007 amendment	3.3
Embedded derivatives	7.4

Total debt discount	$18.3

The initial fair value of the warrants and embedded derivatives exceeded the proceeds of the Debentures by $9.0 million, which was recognized immediately as interest expense.

In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1 million of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded. Each warrant is exercisable at $0.55 per share and expires December 31, 2010. At that time, two of the Company’s Directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000, plus warrants to purchase an aggregate of up to 437,500 shares of common stock. The purchasers of these units agreed to extend the maturity date until completion of the contemplated financing. The short-term bridge facility is unsecured.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
(in millions)
Warrants	$0.2

Total debt discount	$0.2

During 2008 and 2007, the Company failed to meet certain covenants required under various borrowing agreements. The Company sought and obtained waivers from its lenders, as necessary. No acceleration of the indebtedness evidenced by these notes had been declared by any of its creditors.

The weighted-average interest rate on the debt listed above excluding the effect of the amortization of the fair value of the related warrants is 8.0% and 12.8% as of June 30, 2008 and December 31, 2007, respectively.

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

(in thousands)
Remaining six months of 2008	$22
2009	18
2010	19
2011	21
2012	22
Thereafter	19,021

Total	$19,123

NOTE 5. Stock Warrants.

At June 30, 2008 and 2007, respectively, the Company had 81.6 million and 80.8 million warrants outstanding to purchase its common stock. Certain warrants were originally issued as Series B preferred stock warrants and Series AA preferred stock warrants. Under the terms of the warrant agreement, these preferred warrants automatically converted to warrants to purchase common stock of the Company effective as of June 25, 2007 upon the approval of an amendment to the Company’s articles of incorporation authorizing 350 million shares of common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of June 30, 2008:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	38,427	$0.30-$0.65	$0.332
2010	675	$0.35-$0.36	$0.356
2011	7,846	$0.45-$0.70	$0.576
2012	13,000	$0.15-$0.50	$0.263
2013	21,660	$0.73	$0.730

Total warrants outstanding	81,608		$0.450

All outstanding warrants expire no later than July 2013.

Warrant activity from December 31, 2007 through June 30, 2008 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	67,107	$0.347	2.6
Warrants issued in connection with debt financing	19,000	0.730
Warrants issued for services received	2,660	0.730
Exercised	(7,159)	0.326
Forfeited/canceled	—	—

Outstanding at June 30, 2008	81,608	$0.450	2.9	$12,619

During the three and six-month periods ended June 30, 2008, respectively, 2.2 million and 7.2 million warrants were exercised. All were completed in a cashless method. As a result, the Company issued 1.1 million and 3.5 million shares for the same respective periods, net of shares used to complete the cashless exercise. The intrinsic value of warrants exercised in 2008 was $0.7 million and $2.0 million for the three and six-month periods ended June 30, 2008, respectively. There were no warrants exercised in the three and six-month periods ended June 30, 2007. For the six-month period ended June 30, 2007, 500,000 warrants with a weighted average exercise price of $1.35 expired. No tax benefit has been recorded in connection with the above warrant-related expenses due to the net loss carryforward position of the Company.

The weighted average fair value of warrants issued is as follows:

	June 30, 2008	December 31, 2007
Warrants granted in connection with debt financing	$0.555	$0.606
Warrants granted in connection with equity financing	—	0.675
Warrants granted for services received	0.555	0.502
Weighted average fair value all grants issued in the year	0.555	0.641

The total fair value of warrants issued and immediately exercisable during the six-month periods ended June 30, 2008 and 2007, respectively, was $12.0 million and $45.2 million. There were no warrants issued during the second quarter of 2008.

The fair value of warrants issued is calculated using the Black-Scholes pricing model using the Company’s stock price on the date of the warrant grant as the warrant exercise price, the Company’s expected volatility, and the risk free interest rate matched to the warrants’ expected life. The Company does not anticipate paying dividends during the term of the warrants. The Company uses historical data to estimate volatility assumptions used in the valuation model. The expected term of warrants granted is derived from an analysis that represents the period of time that warrants granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the warrant is based on the U.S. Treasury yield curve in effect at the time of grant. The assumptions underlying the calculations are as follows:

	June 30, 2008	December 31, 2007
Weighted-average exercise price	$0.730	$0.530
Weighted-average volatility	160.6%	100.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.0	2.5
Weighted-average risk-free interest rate	2.46%	4.56%

NOTE 6. Liability for Warrants and Embedded Derivatives.

The Company has entered into certain financial arrangements that require evaluation for classification as derivatives in accordance with SFAS 133 and EITF 00-19:

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

•

On June 25, 2007, the common shareholders approved increasing the number of authorized shares of common stock from 25 million to 350 million. However, due to the amendment to the Junior Secured Facility, the potential still existed that the Company would not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options.

•

On March 11, 2008, the Company entered into the Purchase Agreement discussed above. The conversion features of the related Debentures include a reset provision by which the exercise price will be reset to 90% of the ten-day volume weighted average pricing 210 days after issuance. Because of this provision, there is the potential that the Company will not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the debt and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and they are included on the balance sheet as a liability (see “embedded derivates of convertible debt and preferred stock”) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

The embedded derivatives and the warrants are initially measured at fair value generally using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of June 30, 2008 and December 31, 2007, the fair value of the derivatives embedded in preferred stock and convertible debt was $12.5 million and $9.2 million, respectively.

The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of June 30, 2008 and December 31, 2007, the fair value of the warrants was $36.6 million and $35.9 million, respectively.

Fair Value Measurements. On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157). This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. The Statement clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement.

SFAS 157 establishes the following hierarchy used in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

•	Level 1 – Inputs use quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•

Level 2 – Inputs use other inputs that are observable, either directly or indirectly. These inputs include quoted prices for similar assets and liabilities in active markets as well as other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 – Inputs are unobservable inputs, including inputs that are available in situations where there is little, if any, market activity for the related asset or liability.

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

Liabilities measured at fair value on a recurring basis at June 30, 2008 are as follows:

(in millions)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2008
Derivative financial instruments		$12.5		$12.5
Warrant liability		$36.6		$36.6

NOTE 7. Share-Based Compensation.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

The following table summarizes the activity under the stock option plan and other stock grants for the six-month period ended June 30, 2008:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	60,708	$0.383
Granted	11,650	0.574
Exercised	(1,150)	0.185
Forfeited/canceled	(547)	1.022

Outstanding at June 30, 2008	70,661	$0.413	9.2	$15,267

Exercisable at June 30, 2008	31,489	$0.400	9.2	$7,238

The weighted average grant-date fair value of options granted during the six-month periods ended June 30, 2008 and 2007 was $0.579 and $0.695, respectively. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. The Company used the following factors to calculate the fair value of stock option grants issued:

	June 30, 2008	December 31, 2007
Expected volatility	130.8 - 163.2%	100.0%
Expected life (in years)	5.0	5.0
Risk free interest rate	2.13%	3.85%
No dividend payments are anticipated

The intrinsic value of options exercised during the six-month period ended June 30, 2008 was $0.5 million. All exercises were made using a cashless method and 345,373 share options were surrendered as payment of the exercise price. There were no exercises during the three-month period ended June 30, 2008 or during the three and six-month periods ended June 30, 2007.

For the three-month periods ended June 30, 2008 and 2007, the Company recognized compensation expense for stock option awards totaling $2.4 million and $2.6 million, respectively. For the six-month periods ended June 30, 2008 and 2007, compensation expense associated with stock option awards was $4.3 million and $4.1 million. No tax benefit has been recorded related to stock-based compensation expense. At June 30, 2008, unrecognized compensation expense related to stock options totaled $20.0 million with a remaining weighted average amortization period of 2.3 years.

NOTE 8. Shareholders’ Equity (Deficit).

Preferred stock. The Company has 5.0 million preferred shares authorized of which 100,000 shares are reserved for issuance as Series A; 100,000 shares are reserved for issuance as Series B; and 120,000 shares are reserved for issuance as Series AA; all of which have a par value of $0.0001 per share. There were no preferred shares outstanding at June 30, 2008 or December 31, 2007. The preferred stock previously issued was automatically converted to Company common stock upon ratification of an amendment to the Company’s Articles of Incorporation on June 25, 2007, which increased the authorized common shares to 350.0 million shares. The Series A and Series B shares enjoyed liquidation privileges of $1.00 per share until converted to common stock and do not have dividend privileges. The Series AA shares enjoyed liquidation privileges of $1,000 per share and a 10% dividend until converted to common stock. Series A, B, and AA shares have voting rights on an as-converted basis.

2007 Activity. On January 19, 2007, the Company closed on an equity funding of $15.9 million toward the issuance of Units comprised of 15,590.1 shares of Series AA preferred stock (convertible into common stock at $0.45 per Share) and warrants to purchase an additional 15,869.4 shares of Series AA preferred stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA preferred stock; (ii) one warrant to purchase one half share of Series AA preferred stock at $1,000 per share expiring December 31, 2008 (Two-Year Warrant); and (ii) one warrant to purchase one half share of Series AA preferred stock at $1,444.43 per share, expiring December 31, 2009 (Three-Year Warrant). Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of an additional $5.0 million, representing an additional 5,044.4 shares of Series AA preferred stock (constituting 11,209,626 shares of common stock, on an as-converted basis) and warrants to purchase an additional like amount of Series AA preferred stock, with one-half or 2,522.2 Series AA preferred shares (5,604,827 shares of common stock, as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share, on an as-converted to common stock basis); and the other one-half or 2,522.2 Series AA preferred shares (5,604,799 shares of common stock, as converted) exercisable at $1,000 per share (or $0.65 per share, on an as-converted to common stock basis). This financing brought aggregate issued Series AA preferred stock to 20,634.5 shares representing 45,854,513 shares of common stock, on an as-converted basis, which conversion was effective in June 2007 upon the filing of articles of amendment to the Company’s Articles of Incorporation.

On an as-converted basis, the Two-Year Warrants issued as part of the Units are exercisable to purchase an aggregate of 22,927,268 shares of common stock at $0.45 per share and the Three-Year Warrants are exercisable to purchase an aggregate of 22,927,245 shares of common stock at $0.65 per share.

The placement agent and designees in connection with the Units financing received warrants, with a fair value of $2.9 million, to purchase 1,995.4 shares of Series AA preferred stock (4,434,186 shares of common stock, on an as-converted basis), with one half of the warrants expiring December 31, 2008 and exercisable at $0.45 per share (on an as-converted to common stock basis) and one half expiring December 31, 2009 and exercisable at $0.65 per share (on an as-converted to common stock basis) in connection with the initial equity closing on January 19, 2007.

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless, with an extension on the outside date for exercise of the warrants to be the later of their original term or one year following the modification to make them cashless. As of June 30, 2008 and December 31, 2007, the Company had not filed a registration statement and therefore was obligated to issue 477,185 and 4,784,623 shares of common stock, respectively representing a non-cash registration rights penalty of $0.2 million and $2.5 million, respectively. Holders of the affected shares include certain members of the Company’s Board of Directors. During the first quarter, the Company advised these holders that their warrants were made cashless and the outside date for exercise of the warrants expiring December 31, 2008 was February 4, 2009.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to its Senior Lender warrants, with a fair value of $1.8 million to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2.5 million shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3.5 million shares of common stock at $0.15 was issued and the previously issued warrants above were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and registration rights. Using the Black-Scholes pricing model, this modification resulted in a $0.5 million increase in the fair value of the warrants.

The original principal amount of each note issued pursuant to the Junior Secured Facility is convertible at the holder’s option into common stock at a price per share equal to a 20% discount to the average ten-day trailing average for the Company’s common stock as of the day immediately preceding the date of conversion (subject to adjustment to account for stock splits and certain other extraordinary corporate circumstances). The loan agreement establishing the facility was amended effective June 15, 2007 to: (i) eliminate the ceiling and floor for the conversion of loan amount (which had originally been at $0.65 per share floor and $1.25 per share ceiling) to equity in the Company; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 15, 2007, the warrant coverage was increased to 200,000 shares of common stock at an effective price of $0.45 per share for each $100,000 of principal amount advanced; those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.500675 shares of Series AA preferred stock for each $100,000 of monies advanced (150,000 shares of common stock, on an as-converted basis, at an effective price of $0.45 per share) for each $100,000 of principal amount advanced. All of the warrants under the facility expire December 31, 2009. As of December 31, 2007, the Company had issued an aggregate of 15.4 million shares of common stock warrants in connection with the Junior Secured Facility. Shares of common stock are issuable in connection with the warrants so issued. The warrants issued as part of the Junior Secured Facility are subject to similar extension and registration rights as those granted to the purchasers in the Units offering described above.

Pursuant to SFAS 133 and EITF 00-19, the Series AA preferred stock, the embedded conversion features related to the Series AA preferred stock and the junior secured facility, and the freestanding warrants to purchase common stock are accounted for as liabilities at fair value. The Company allocated the proceeds from the Series AA financing between the Series AA preferred stock, the embedded conversion feature, and the warrants based upon their estimated fair values as of the closing date using a Black-Scholes pricing model.

2008 Activity. On March 11, 2008, the Company completed a private placement of $19.0 million of securities with a number of Purchasers. The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share having a term ending five years from the closing date. The Warrants may be exercised for cash or on a cashless basis and are subject to certain other conditions.

During the first quarter of 2008, the Company issued 19,591,890 shares of common stock upon the conversion of the principal and accrued interest with respect to the Junior Secured Facility. The conversion was based upon a 20% discount to the ten-day average closing price of the Company’s common stock for the last ten trading days ended as of the conversion date (“ten-day trailing average”), which resulted in effective conversion prices between $0.418 and $0.504. Principal and accrued interest were reduced by $8.4 million. The remaining amounts owed under the Senior and Junior Secured Facilities of $6.3 million and $1.8 million, respectively, were paid in full with the proceeds from the Purchase Agreement.

During the first quarter of 2008, the Company issued 804,626 of common shares pursuant to the cashless conversion of options with an exercise price of $0.195 and a ten-day trailing average market price of $0.616. The Company also issued 2.4 million of common shares related to the cashless conversion of warrants with an exercise price between $0.30 and $0.45 and a ten-day trailing average market price between $0.565 and $0.630.

During the second quarter of 2008, the Company issued 1,066,487 of commons shares related to the cashless conversion of warrants with exercise prices ranging from $0.30 and $0.39.

NOTE 9. Transactions with Related Parties.

On May 1, 2008, the Company granted an option to purchase 625,000 shares of its common stock at an exercise price of $0.59 per share to each of its three resigning Directors. The Company recognized compensation expense of $1.2 million in the second quarter of 2008 in connection with these options, which vested upon grant.

On May 2, 2008, the Company granted an option to purchase 400,000 shares of its common stock at an exercise price of $0.60 per share to each of its six new Directors. The Company recognized $0.4 million in the second quarter of 2008 in connection with the grants, based upon 25% vesting at grant date.

The weighted average grant-date fair value of the options above was $0.630 and $0.629, respectively.

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

Within the Company’s one operating segment, revenues generated from Optimization Solutions totaled $5.0 million and $11.5 million for the three and six-month periods ended June 30, 2008, respectively, which represents professional services, remote network management services, and the use of automated pricing software. For the same periods in 2007, revenues from Optimization Solutions totaled $1.9 million and $3.8 million, respectively. Revenues generated from Connectivity Solutions totaled $3.7 million and $6.7 million for the three and six-month periods ended June 30, 2008, respectively, from the design, delivery, and management of networks. For the same periods in 2007, revenues from Connectivity Solutions totaled $2.4 million and $4.4 million, respectively. A major Optimization Solutions customer ($6.7 million) represented 37% of total 2008 revenues year-to-date and 68% of total accounts receivable at June 30, 2008.

Revenues generated outside the United States during the three and six-month periods ended June 30, 2008 and 2007, respectively, totaled $0.5 million and $1.1 million; and $0.2 million and $0.5 million, respectively. All of the Company’s international revenue was generated in the European Union.

As of June 30, 2008 and December 31, 2007, the Company’s identifiable assets outside the United States totaled $0.2 million and $40,000, respectively. All of the Company’s identifiable international assets were located in the United Kingdom.

NOTE 11. Going Concern.

Cash on hand at June 30, 2008 was $3.8 million (including $0.2 million restricted for outstanding letters of credit). The Company has incurred operating losses of $5.9 million and $9.8 million for the six-month periods ended June 30, 2008 and 2007, respectively. Results for the six-month periods ended June 30, 2008 and 2007 include $5.0 million and $4.1 million, respectively, of non-cash expenses relating to the accounting treatment for stock-based compensation as well as professional services purchased with warrants. Additionally, cash used in operating activities from continuing operations was $6.9 million and $7.3 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise some doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed in the last three quarters is anticipated to move the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

Cash on hand at June 30, 2008 was $3.8 million (including $0.2 million restricted for outstanding letters of credit). The Company has incurred net losses from continuing operations of $4.6 million and $11.1 million for the six-month periods ended June 30, 2008 and 2007, respectively. Results for 2008 to date include $5.0 million in non-cash expenses relating to the accounting treatment for stock-based compensation as well as professional services purchased with warrants. Cash used in operating activities from continuing operations was $6.9 million and $7.3 million for the six-month periods ended June 30, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

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

Results for the three-month period ended June 30, 2008 compared to 2007

Continuing Operations

Total revenues for the three-month period ended June 30, 2008 were $8.7 million compared to $4.2 million for the same period in 2007, representing a 107% increase. This increase is primarily due to the recognition of revenue in the second quarter of 2008 in connection with a significant new contract in our Optimization Solutions line of business.

Revenues generated from Optimization Solutions totaled $5.0 million for the three-month period ended June 30, 2008 compared to $1.9 million for the same period in 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $3.7 million for the three-month period ended June 30, 2008 compared to $2.3 million for the same period in 2007, which is from the delivery of turn-key global networks and system management services. The increase was driven by a large novation customer that was initiated in the fourth quarter of 2007.

The consolidated gross margin rate was 51% for the three-month period ended June 30, 2008 compared to 33% for the same period in 2007. This increase was driven primarily by the delivery of higher margin optimization consulting services to the new customer mentioned above. Optimization Solutions’ gross margin totaled $3.6 million or 73% for the three-month period ended June 30, 2008 as compared to $0.9 million or 46% for the same period in 2007. Connectivity Solutions’ margin totaled $0.8 million or 22% compared to $0.5 million or 22% for the same period in 2007.

Operating expenses for the second quarters of 2008 and 2007 consists of the following:

	Three Months Ended June 30,
	2008	2007 (As Restated)
	(in thousands)
Compensation	$4,802	$4,788
Professional services	1,405	682
Depreciation and amortization	429	777
All other operating expenses	1,118	886

Total operating expenses	$7,754	$7,133

Compensation expense was flat at $4.8 million for the three-month period ended June 30, 2008 as compared to 2007. Included in compensation expense for 2008 are non-cash charges of $2.4 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $2.6 million for the same period in 2007. Other compensation expense is higher in 2008 by $0.2 million due in part to higher commission expense, which is consistent with the increase in revenue.

Professional services increased $0.7 million for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007, due in part to additional advisory expenses and utilization of outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.3 million for the three-month period ended June 30, 2008 as compared to the three-month period ended June 30, 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007 and certain assets becoming fully depreciated during the same time frame.

Other operating expenses increased $0.2 million for the three-month period ended June 30, 2008 as compared to the same period for 2007. This increase is due to increased travel related to our new EU-based clients.

Any significant increase in future operating costs are expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended June 30, 2008 reflect interest of $1.4 million, a decrease of $1.4 million from the three-month period ended June 30, 2007. Interest expense for the three-month periods ended June 30, 2008 and 2007 includes $0.9 million and $1.3 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. The weighted average interest rate was 8.0% and 12.5% for the three-month periods ended June 30, 2008 and 2007, respectively.

Results for the three-month period ended June 30, 2008 reflect a loss on warrants and derivatives of $1.3 million compared to a gain of $38.7 million for the comparable period in 2007. The prior year gain was driven mainly by the decrease in the Company’s stock price while 2008 included the effects of a modest amount of cashless exercises. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

Total revenues for the three-month period ended June 30, 2008 were $6,000 compared to $2.8 million for the same period in 2007. Income from discontinued operations for the three-month period ended June 30, 2008 was $5,000 compared to a $0.3 million loss for the same period in 2007. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner.

Results for the six-month period ended June 30, 2008 compared to 2007

Continuing Operations

Total revenues for the six-month period ended June 30, 2008 were $18.2 million compared to $8.2 million for the same period in 2007, representing a 122% increase. This increase is primarily due to the recognition of revenue in the first six-month period of 2008 in connection with a significant new contract in our Optimization Solutions line of business.

Revenues generated from Optimization Solutions totaled $11.5 million for the six-month period ended June 30, 2008 compared to $3.8 million for the same period in 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $6.7 million for the six-month period ended June 30, 2008 compared to $4.4 million for the same period in 2007, which is from the delivery of turn-key global networks and system management services. The increase was driven by a large novation customer that was initiated in the fourth quarter of 2007.

The consolidated gross margin rate was 52% for the six-month period ended June 30, 2008 compared to 32% for the same period in 2007. This increase was driven primarily by the delivery of higher margin optimization services to the new customer mentioned above. Optimization Solutions’ gross margin totaled $9.1 million or 79% for the six-month period ended June 30, 2008 as compared to $1.8 million or 47% for the same period in 2007. Connectivity Solutions’ margin totaled $0.4 million or 7% – which is net of the upfront cost of a novation for a large customer – compared to $0.9 million or 20% for the same period in 2007.

Operating expenses for the six-month periods ended June 30, 2008 and 2007 consists of the following:

	Six Months Ended June 30,
	2008	2007 (As Restated)
	(in thousands)
Compensation	$9,091	$8,038
Professional services	3,546	1,042
Depreciation and amortization	965	1,715
All other operating expenses	1,834	1,696

Total operating expenses	$15,436	$12,491

Included in compensation expense for 2008 are non-cash charges of $4.3 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $4.1 million for the same period in 2007. Other compensation expense increased $0.9 million for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007, due in part to higher commission expense, which is consistent with the increase in revenue.

Professional services expense increased $2.5 million for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007, due mainly to additional advisory services needed to support the financing activity earlier in the year. Non-cash charges from the amortization of warrants issued to service providers included in the above totaled $0.8 million. In addition, we utilized outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.8 million for the six-month period ended June 30, 2008 as compared to the six-month period ended June 30, 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007 and certain assets becoming fully depreciated during the same period.

Other operating expenses increased $0.1 million for the six-month period ended June 30, 2008 as compared to the same period for 2007. Increased travel related to new European Union-based customers drove this change.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the six-month period ended June 30, 2008 reflect interest of $13.0 million, a decrease of $19.3 million from the six-month period ended June 30, 2007. Interest expense for the six-month periods ended June 30, 2008 and 2007 includes $11.0 million and $26.2 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. The weighted average interest rate was 10.1% and 12.5% for the six-month periods ended June 30, 2008 and 2007, respectively.

Results for the six-month period ended June 30, 2008 reflect a gain on warrants and derivatives of $15.5 million compared to a gain of $29.5 million for the comparable period in 2007. The prior year gain was driven mainly by the decrease in the Company’s stock price while 2008 to date benefitted from the payoff of the Senior and Junior Secured Facilities in the first quarter. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are re valued at each balance sheet date and marked-to-fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

Total revenues for the six-month period ended June 30, 2008 were $1.0 million compared to $4.9 million for the same period in 2007. The loss from discontinued operations for the six-month period ended June 30, 2008 was $0.1 million compared to $0.8 million for the same period in 2007. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner.

On February 19, 2008, we entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) pursuant to which Frontrunner sold substantially all of its assets to the Buyer. The purchase price for the assets was $0.9 million and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $0.6 million. Approximately $0.1 million of the cash purchase price was placed in escrow to be disbursed based on the collections of certain accounts receivable of Frontrunner that were purchased by the Buyer. The gain on sale of discontinued operations for the six-month period ended June 30, 2008 was $0.4 million.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for the six-month period ended June 30, 2008 was principally due to the net loss from continuing operations of $4.6 million. The primary variance between operating loss and net cash used in operating activities from continuing operations for the six-month period ended June 30, 2008 was due to non-cash charges of $4.3 million for stock-based compensation expense, $1.6 million of depreciation and amortization, and an increase in accrued expenses of $2.9 million. This was offset by an increase in accounts receivable of $8.0 million primarily related to a significant new contract in our Optimization Solutions line of business. The variance between operating loss and net cash used in operating activities from continuing operations during the six-month period ended June 30, 2007 was primarily due to stock option expense of $4.1 million, which was partially offset by a $1.9 million reduction in accrued expense.

The cash used in investing activities from continuing operations during the six-month periods ended June 30, 2008 and 2007 was $35,000 and $0.1 million, respectively. Our capital expenditures in both 2008 and 2007 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash provided by financing activities from continuing operations during the six-month period ended June 30, 2008 and 2007 was $9.8 million and $8.6 million, respectively. The cash provided from financing activities during the six-month period ended June 30, 2008 resulted from the sale of the secured convertible debentures of $19.0 million completed on March 11, 2008. These proceeds were partially offset by the repayment of the Senior Secured and Junior Secured facilities and financing payments on the secured convertible debentures. The remaining proceeds were retained for working capital purposes. The cash provided from financing activities during the six-month period ended June 30, 2007 was the result of the debt and equity offerings funded primarily during the three-month period ended June 30, 2007. We also generated cash from the issuance of the Senior Secured and Junior Secured credit facilities. These amounts were partially offset by the repayment of debt during the six-month period ended June 30, 2007.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur starting in the second half of 2008. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

Future contractual obligations as of June 30, 2008 are as follows:

	Operating Leases	Debt Obligations
	(in thousands)
Remaining six months of 2008	$246	$22
2009	434	18
2010	442	19
2011	371	21
2012	272	22
Thereafter	—	19,021

Total contractual obligations	$1,765	$19,123

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

Recent Accounting Pronouncements

On December 4, 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141(R), Business Combinations (SFAS 141R). SFAS 141R replaces SFAS 141, Business Combinations, and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

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

In February 2008, the FASB issued FASB Staff Positions (“FSP”) No. 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and No. 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. FSP 157-2 partially defers the effective date of SFAS 157 for one year for certain non-financial assets and non-financial liabilities that are recognized at fair value on a non-recurring basis (at least annually). The Company does not currently expect the adoption of the recently issued FASB Staff Positions to have a material effect on its results of operations and financial condition.

Item 4(T).	Controls and Procedures.

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

Management has conducted an assessment of our internal control over financial reporting as of June 30, 2008. Such assessment is required under Section 404 of the Sarbanes-Oxley Act of 2002 and was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

As a result of that assessment, we identified two material weaknesses with respect to our internal control over financial reporting:

•

we did not adequately analyze the contingent terms of previous financing transactions in light of the volume of increasingly complex accounting and reporting standards issued by various promulgating bodies; and

•

we have not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the near term.

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

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company will implement the following remediation activities to improve the Company’s internal control over financial reporting:

•

utilization of external consultants to assist in the planning for, and in advance of the execution of, the accounting treatment of complex transactions and financings given the unforeseen effects driven by complex accounting standards; and

•

utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to adequately address the lack of segregation of duties within the financial reporting process.

During the second quarter of 2008, a previous weakness was addressed by increasing the number of members of our Board of directors to nine and completing our search for independent directors to in order to have a majority of our Board of Directors become independent. Amongst the incoming directors, two were determined to be financial experts and have accepted assignments on the Board’s Audit Committee. In addition, we will adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this quarterly report on Form 10-Q include, in paragraph 4 of each certification, information concerning our disclosure controls and procedures and internal control over financial reporting. These certifications should be read in conjunction with the information contained in this Item 4(T) for a more complete understanding of the matters covered by the certifications.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended June 30, 2008, the Company issued 1.1 million shares of common stock as a result of the cashless exercise of 2.1 million outstanding warrants.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibits filed as a part of this quarterly report on Form 10-Q are listed in the Index to Exhibits located on page 37 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: August 14, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4.1	2008 Long Term Incentive Plan. (4)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Reference Number	Description of Reference
*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on February 15, 2008 (SEC File No. 0-30831).