Form 10KSB/A
period 2007-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-08-15
CIK 1116694

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Explanatory Note:

This Amendment No. 2 (“this Amendment”) on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on August 14, 2008 amends and restates the Company’s consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and the consolidated statements of cash flow. In addition, this Amendment amends and restates the following notes: Summary of Significant Accounting Policies; Debt; Warrants; Shareholders’ Equity; Related Parties; Income Taxes and Liability for Warrants and Embedded Derivatives to the Company’s consolidated financial statements and certain other disclosures in response to comments raised by the Securities and Exchange Commission. This Amendment has been made to reflect adjustments to the Company’s accounting for the embedded derivatives related to the various debt issuances and the Company’s outstanding warrants.

The information contained in this Amendment, including the financial statements and notes thereto, amends or restates the following only:

•	Part II, Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

•	Part II, Item 6. Management’s Discussion and Analysis and Plan of Operation.

•	Part II, Item 7. Financial Statements.

•	Certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-15(e) and 15d-15(e), included as exhibits.

•	Signatures

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

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the bridge loans and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and recording as a liability at fair value on the consolidated balance sheet. In accordance with the same guidance, the Company’s outstanding warrants also meet the definition of a liability to be recorded at fair value on the consolidated balance sheet. These liabilities are revalued at each balance sheet date and mark to fair value with the corresponding adjustment recognized as a “gain or loss on warrants and derivatives” in the consolidated statements of operations. Note 18 of the Notes to the Consolidated Financial Statements contained in this Amendment No. 2 to our Annual Report on Form 10-KSB/A sets forth the effects of the restatement to the Company’s previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and the consolidated statements of cash flow.

This restatement requires a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. In addition, it requires a non-cash charge to mark the liabilities to fair value at each balance sheet date. As a result, this restatement had no impact on operating income or loss or cash flows from operating, investing and financing activities, as previously reported.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-KSB/A contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.

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

The high and low sale prices per share of our common stock from the four quarters during the year ended December 31, 2007 and from the three quarters during the year ended December 31, 2006 were as follows (the quotations reflect inter-dealer price, without retail mark-up, mark-down or commission and may not represent actual transactions):

	2007		2006
	High	Low	High	Low
First Quarter	$1.21	$0.62	NA	NA
Second Quarter	$0.90	$0.46	$1.00	$0.57
Third Quarter	$0.95	$0.25	$0.78	$0.36
Fourth Quarter	$0.70	$0.20	$1.25	$0.44

Dividends

We have not paid any cash dividends since our inception, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings and financial position and such other factors, as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

All unregistered securities issued during 2007 have been disclosed in our previous 10-QSB or 8-K filings.

Equity Compensation Plan Information

The following is summary of our equity compensation plans as of December 31, 2007:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	60,708,027	$0.383	860,443

Total	60,708,027	$0.383	860,443

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

Overview (As Restated)

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

As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $7.8 million. Included in the current liabilities is $5.1 million of current maturities of long-term debt, net of $1.2 million of debt discount associated with the initial fair value of related warrants. This debt reflects indebtedness to its senior secured lender and the balance of its short-term bridge facilities. Cash on hand at December 31, 2007 was $0.6 million (not including $0.2 million restricted for outstanding letters of credit) and the Company’s borrowing capacity under the asset-based loan agreement with its senior lender totaled $0.5 million. The Company incurred net losses from continuing operations of $56.4 million and $35.7 million for the years ended December 31, 2007 and 2006, respectively. The results for 2007 include $20.6 million in non-cash expenses relating to the accounting treatment for stock and options and $38.6 million related to the amortization of debt discount. The results for 2006 include $2.3 million in non-cash expenses relating to the accounting treatment for stock and options and $11.4 million related to the amortization of debt discount. Cash used in operating activities from continuing operations was $9.7 million and $3.9 million for the years ended December 31, 2007 and 2006, respectively. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed in the last three quarters is anticipated to move the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

There was significant capital activity during 2007 and in the ensuing months as well. The major components are summarized below:

•

On January 19, 2007, the Company closed on an equity funding of $14.1 million, net of fees of $1.5 million, toward the issuance of Units comprised of 15,590.1 shares of Series AA preferred stock with 100% warrant coverage. Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of and additional $5.0 million, represent and additional 5,044.4 shares of Series AA preferred stock with 100% warrant coverage. This financing brought aggregate issued Series AA preferred stock to 20,634.5 shares.

•

In the same timeframe of the initial equity closing, the Company raised an additional $12.4 million of debt financing pursuant to a senior secured credit agreement with Hilco Financial (initial draw of $7.0 million), a subordinated term loan from a small number of individuals, and a short-term bridge financing.

•

During the fourth quarter of 2007, $3.8 million was raised from the exercise of warrants at a price of $0.15 per share along with an additional $2.2 million from the private placement of securities at $0.15 per share.

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

See accompanying notes to the consolidated financial statements incorporated by reference herein for information on the allocation of the purchase price for each of the acquisitions.

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

The gross margin rate was 29% for 2007 compared to 48% in 2006. Gross margin for Optimization Solutions totaled $3.5 million or 47% for 2007 as compared to $0.7 million or 58% in 2006. Connectivity Solutions’ margin totaled $1.5 million or 16% for 2007 compared to $0.1 million or 21% in 2006. These amounts and percentages are not truly comparable as each of the entities reported in continuing operations was acquired at a different point within the last four months of 2006.

Greater growth (on an estimated annualized basis) was seen in the Optimization Solutions business than Connectivity Solutions in 2007; however, additional staff (at a cost of approximately $0.4 million) was assigned into client-facing roles to support the delivery activity than in the past. The product mix actually shifted towards the Optimization Solutions business line but this is not obvious due to the short period of 2006 operations.

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

Operating expenses increased $29.6 million for the year ended December 31, 2007 as compared to December 31, 2006. The primary reason for this increase is due to the acquisitions of 20/20, Magenta, CentrePath, and GCG during the second half of 2006. As a result, the year ended December 31, 2007 includes a full year of operating expenses related to these activities compared to less than four months of operating expenses during the year ended December 31, 2006. The majority of operating expenses consist of compensation, professional fees, and depreciation and amortization. Included in compensation expense for 2007 are non-cash charges of $13.8 million related to the accounting treatment of certain stock option grants as compared to $1.8 million for 2006. This is driven by the application of SFAS No. 123R, Share-Based Payment (SFAS 123R) to the executive compensation packages approved at the end of the year as well as the severance provision for the former CEO. Professional services also include similar non-cash charges of $4.3 million for 2007 as compared to $0.5 million for 2006. Depreciation and amortization expense relates primarily to the Network Operating Center (“NOC”) in suburbs of Boston and the fair value assigned to the Company’s intellectual property.

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

Results for the year ended December 31, 2007 reflect interest of $39.0 million on the various debt facilities opened throughout the year, including related warrant coverage and embedded derivatives. This interest includes $38.6 million related to the amortization of the fair value assigned to the warrants issued with the debt. The debt had a weighted average interest rate of 12.8%.

Results for the year ended December 31, 2007 reflect a gain on warrants and derivatives of $14.5 million. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked-to-fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the consolidated statement of operations. As of December 31, 2007, the fair value of the warrant liability and the embedded conversion feature liability was $35.9 million and $9.2 million, respectively.

The Company previously entered into a series of bridge loans, all of which were either paid off with the proceeds from the Junior Secured Facility, the senior secured facility, or the unit offering. The Company determined that the transaction should be treated as an extinguishment of debt and recorded a gain on extinguishment of $1.6 million.

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

Results of Discontinued Operations

2007 vs. 2006

Total revenues for 2007 were $9.3 million compared to $13.3 million in 2006. This decrease in revenue is attributable to the shut down of Nexvu’s operations. Development activity at Nexvu was ended on September 30, 2007.

Loss from discontinued operations for the years ended December 31, 2007 and 2006 were $5.0 million and $2.7 million, respectively. In connection with tentative offers for Frontrunner, we reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million during 2007. In addition, during 2007, shut down costs of $160,000 were accrued at Nexvu to cover any residual costs including severance and liquidation of fixed assets.

Results of Continuing Operations:

2006 vs. 2005

Total revenues from continuing operations for 2006 were $1.6 million compared to none in 2005, as there were no continuing operations. Revenues in 2006 were the result of operations for entities acquired late in 2006, including: 20/20 and Magenta (in September) $0.5 million, CentrePath (in November) $0.7mm and GCG (in December) $0.4 million.

The gross margin rate was 48% for 2006 compared to none in 2005, as there were no continuing operations.

Total operating expenses were as follows:

	Year Ended
	December 31, 2006	December 31, 2005
Compensation	$3,770,237	$373,177
Professional services	1,153,177	313,395
Depreciation and amortization	406,442	—
All other operating expenses	743,034	146,040

Total operating expenses	$6,072,890	$832,612

The total operating expenses include 20/20, Magenta, CentrePath, and GCG from their respective acquisition dates through December 31, 2006 and CGSI for the full year. Operating expenses for 2005 are only those of CGSI. The majority of our operating expenses consist of compensation expense and professional fees. During 2006, we adopted FAS123(R), which resulted in the recognition of stock compensation expense of $1.8 million for stock options and warrants issued to employees, which was classified in compensation. The Company expensed executive bonuses totaling $0.6 million and had an equivalent full year increase in compensation costs of $0.1 million during 2006. The Company also had an overall increase in professional fees and outside services of $0.8 million in 2006, when compared to the prior year of which approximately $0.4 million related to stock warrants issued and $0.1 million related to the issuance of common stock to a non-employee related to consulting services provided. The remaining increase in operating costs, including depreciation and amortization, in 2006 when compared to 2005 was due to our acquisitions of 20/20 (and Magenta), CentrePath and GCG.

Interest expense for 2006 was $12.2 million compared to $0.3 million during 2005. The increase in interest expense is the direct result of the additional indebtedness incurred to facilitate our acquisitions of 20/20 (and Magenta), CentrePath and GCG during 2006. Of the increase in interest expense, approximately $11.4 million related to the amortization of fair value assigned to stock warrants and embedded derivatives issued in connection with the debt issuances.

Results for the year ended December 31, 2006 reflect a loss on warrants and derivatives of $18.2 million. In accordance with SFAS 133 and EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the consolidated statements of operations. As of December 31, 2006, the fair value of the warrant liability and the embedded conversion feature liability was $15.0 million and $18.7 million respectively.

Results of Discontinued Operations:

2006 vs. 2005

Total revenues from discontinued operations during 2006 and 2005 were $13.3 million and $15.7 million, respectively, of which $12.0 million and $14.3 million were generated by Frontrunner. Frontrunner revenues resulted from installation of voice and data systems and from maintenance contracts on installed systems. Maintenance revenues for Frontrunner for 2006 and 2005 represented $7.1 million and $7.9 million, respectively, or 60% and 55% of Frontrunner’s total revenues. Installation revenue generated from Frontrunner during 2006 and 2005 totaled $4.9 million and $6.4 million, respectively, or 40% and 45% of its total revenues. The reduction in Frontrunner’s installation revenue in 2006 from 2005 was the direct result of companies adopting newer telecommunication technology, which resulted in an overall increase in competition. The Nexvu revenues for 2006 and 2005 were $1.3 million and $1.4 million, respectively, of which $1.0 million was derived from consulting services in both years with the remaining revenues related to software licensing sales and related maintenance fees.

During 2006, management determined the carrying value of Frontrunner’s goodwill exceeded its estimated fair value and charged the difference of $1.4 million to goodwill impairment.

The loss from discontinued operations for 2006 was $2.7 million compared to $1.5 million for 2005. This overall increase in pre-tax loss from discontinued operations of $1.2 million was comprised primarily of a $2.4 million reduction in revenues with a corresponding decrease in gross margin of $0.6 million and a goodwill impairment charge of $1.4 million partially offset by a reduction in headcount at Frontrunner with related savings of $0.6 million.

Liquidity and Capital Resources (As Restated)

Cash used in operating activities from continuing operation during the years ended December 31, 2007 and 2006 was $9.7 million and $3.9 million, respectively. The cash used in operating activities from continuing operations during the year ended December 31, 2007 was principally due to the net loss from continuing operations for the year of $56.4 million. There was a significant variance between operating loss from continuing operations and net cash used in operating activities from continuing operations during the year due to non-cash stock compensation of $13.8 million, amortization of debt discount of $38.6 million, consulting expenses paid in stock and warrants of $4.3 million, registration rights penalty of $2.5 million, non-cash change in fair value of embedded derivatives and warrants of $14.5 million, and non-cash depreciation and amortization expense of $3.5 million. Stock compensation expense for the year ended December 31, 2007 increased $12.0 million as compared to the year ended December 31, 2006. This is a result of an increase in the number of stock-based options issued during the year ended December 31, 2007.

The cash used in operating activities from continuing operations during the year ended December 31, 2006 was principally due to the net loss from continuing operations for the year of $35.7 million. There was a significant variance between operating loss and net cash used in operation activities from continuing operations during the year due to non-cash stock compensation of $1.8 million and amortization of debt discount of $11.4 million, and non-cash change in fair value of embedded derivatives and warrants of $18.2.

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

The following table summarizes our future contractual obligations as of December 31, 2007:

	Operating Leases	Debt Obligations
2008	$594,893	$6,090,787
2009	375,298	9,539,274
2010	345,527	23,836
2011	245,171	23,836
2012	134,109	23,836
Thereafter	—	42,856

Total contractual obligations	$1,694,998	$15,744,425

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

Business Risks (As Restated)

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

We have historically lost money and losses may continue. We have incurred losses since our inception and cannot assure you that we will achieve profitability. Through December 31, 2007, we have incurred cumulative losses of $110.7 million compared to a cumulative loss of $49.4 million through December 31, 2006. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of products and services. We intend to continue to expend substantial resources to develop and improve our products and to market our products and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

We may need additional capital. We may need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer base, development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us (including due to the full ratchet anti-dilution rights in favor of the holders of our senior debt and financing on unattractive terms). Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on our business.

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

As discussed in Note 18 to the financial statements, the 2007 and 2006 financial statements have been restated to correct a misstatement.

Plante & Moran, PLLC

Elgin, IL

August 14, 2008

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31
	2007	2006
	(As Restated)	(As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,410	$1,203,819
Accounts receivable, net	1,781,944	1,592,110
Prepaid expenses and other current assets	1,645,797	516,592
Current assets of discontinued operations	2,386,392	2,429,677

Total Current Assets	6,673,543	5,742,198
Property and equipment, net	1,418,432	3,915,820
Intangible assets, net	8,307,802	9,493,179
Goodwill	12,513,090	12,513,090
Other assets	477,597	38,508
Long-term assets of discontinued operations	1,031,490	5,677,953

TOTAL ASSETS	$30,421,954	$37,380,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$5,084,114	$19,460,510
Accounts payable	2,750,186	1,429,882
Accrued expenses	3,231,261	3,352,806
Deferred revenue	536,599	608,461
Current liabilities of discontinued operations	2,827,272	7,378,404

Total Current Liabilities	14,429,432	32,230,063
Liabilities for warrants to purchase common stock	35,882,879	15,024,383
Embedded derivatives of convertible debt instruments and preferred stock	9,198,576	18,742,378
Long-term portion of debt	3,489,734	828,908
Deferred revenue	76,270	112,222
Long-term liabilities of discontinued operations	727,276	570,587

Total Liabilities	63,804,167	67,508,541

SHAREHOLDERS’ DEFICIT
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of December 31, 2007 and 5,000,000 authorized, 2,516.1 Series B Convertible issued and outstanding as of December 31, 2006	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 123,752,039 issued and outstanding at December 31, 2007 and 25,000,000 authorized, 21,015,069 issued and outstanding at December 31, 2006	12,374	2,101
Additional paid-in capital	77,461,987	19,296,655
Foreign currency translation adjustment	(89,533)	(48,904)
Accumulated deficit	(110,767,041)	(49,377,645)

Total Shareholders’ Deficit	(33,382,213)	(30,127,793)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,421,954	$37,380,748

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
	(As Restated)	(As Restated)
REVENUE	$17,228,050	$1,557,251
COST SALES	12,175,462	804,667

GROSS MARGIN	5,052,588	752,584

OPERATING EXPENSES
Compensation	21,370,425	3,770,237
Travel and entertainment	1,369,711	216,730
Occupancy	1,776,331	133,703
Professional services	6,595,209	1,153,177
Insurance	316,766	130,224
Depreciation and amortization	3,497,262	406,442
Other operating expenses	738,437	262,377

TOTAL OPERATING EXPENSES	35,664,141	6,072,890

OPERATING LOSS	(30,611,553)	(5,320,306)
Loss on disposal of assets	500,914	—
Registration rights penalty	2,531,428	—
(Gain) or loss on warrants and derivatives.	(14,538,890)	18,180,881
Interest expense	38,969,104	12,157,179
Gain on extinguishment of debt	(1,645,366)	—

Loss from continuing operations	(56,428,743)	(35,658,366)
Loss from discontinued operations, net of tax	(4,960,653)	(2,734,964)

NET LOSS	$(61,389,396)	$(38,393,330)

LOSS PER SHARE OF COMMON STOCK
Loss from continuing operations	$(1.04)	$(1.95)
Loss from discontinued operations	(0.10)	(0.15)

Net loss per share of common stock	$(1.14)	$(2.10)

Weighted average common shares outstanding	53,801,855	18,316,358

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT) (As Restated)

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—
Stock issued for 20/20 acquisition	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—
Stock-based compensation expense	—	—	—	1,243,864	—	—	1,243,864	—
Stock issued for consulting services	100,000	—	10	134,990	—	—	135,000	—
Reclassification of warrants to liability	—	—	—	(80,857)	—	—	(80,857)	—
Foreign currency translation adjustment	—	—	—	—	—	(48,904)	(48,904)	(48,904)
Net loss for 2006	—	—	—	—	(38,393,330)	—	(38,393,330)	(38,393,330)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$(38,442,234)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT (As Restated)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Shareholders’ Deficit	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$—
Issuance of Series AA preferred stock warrants	—	20,635	—	—	2	—	—	—	2	—
Conversion of Series AA preferred stock to common stock	45,854,513	(20,635)		4,585	(2)	25,219,983	—	—	25,224,566	—
Conversion of Series B preferred stock to common stock	3,700,147	—	(2,516)	370	—	(485,969)	—	—	(485,599)	—
Warrant conversion	25,277,556	—	—	2,528	—	12,484,016	—	—	12,486,544	—
Registration rights penalty	4,784,623	—	—	478	—	2,530,950	—	—	2,531,428	—
Stock issued for services	5,000,000	—	—	500	—	1,999,500	—	—	2,000,000	—
Stock-based compensation expense	—	—	—		—	13,791,601	—	—	13,791,601	—
Issuance of common stock	18,120,131	—	—	1,812	—	2,625,251	—	—	2,627,063	—
Foreign currency translation adjustment	—	—	—	—	—	—	—	(40,629)	(40,629)	(40,629)
Net loss for 2007	—	—	—	—	—	—	(61,389,396)	—	(61,389,396)	(61,389,396)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$77,461,987	$(110,767,041)	$(89,533)	$(33,382,213)	$(61,430,025)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOW

	Year ended December 31,
	2007	2006
	(As Restated)	(As Restated)
CASH FLOW FROM OPERATING ACTIVITIES
Net loss	$(61,389,396)	$(38,393,330)
Net loss from discontinued operations	4,960,653	2,734,964

Net loss from continuing operations	(56,428,743)	(35,658,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,497,262	406,442
Loss on disposal of assets	500,914	—
Consulting expenses paid in common stock and warrants	4,318,858	523,366
Amortization of debt discount	38,555,665	11,441,245
Registration rights penalty	2,531,428	—
Stock-based compensation	13,791,601	1,800,359
Gain on extinguishment of debt	(1,645,366)	—
Change in fair value of embedded derivatives and warrants	(14,538,890)	18,180,881
Changes in working capital items, net of amounts acquired:
Accounts receivable	(189,834)	(220,906)
Prepaid expenses and other current assets	(1,129,205)	(200,478)
Deposits and other assets	(63,340)	—
Accounts payable	1,320,304	(406,295)
Accrued expenses	(121,545)	141,583
Deferred revenue	(107,814)	47,420

Total adjustments	46,720,038	31,713,617

Net cash used in continuing operations	(9,708,705)	(3,944,749)
Net cash used in discontinued operations	(2,187,226)	(1,389,074)

Net cash used in operating activities	(11,895,931)	(5,333,823)

CASH FLOW FROM INVESTING ACTIVITIES
Acquisition of 20/20, net of cash acquired	—	49,856
Acquisition of CentrePath, net of cash acquired	—	(5,011,672)
Acquisition of Global Capacity Group, net of cash overdraft	—	(5,326,879)
Purchase of property and equipment	(365,232)	—

Net cash used in investing activities from continuing operations	(365,232)	(10,288,695)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	11,621,259	16,438,399
Repayment of long-term debt	(29,997,758)	—
Net proceed from line of credit	7,954,058	—
Proceeds from issuance of stock and units offering	25,233,695	—
Payment of financing costs	(375,749)	—

Net cash provided by financing activities from continuing operations	14,435,505	16,438,399
Net cash used in financing activities from discontinued operations	(2,478,122)	—

Net cash provided by financing activities	11,957,383	16,438,399

Effect of exchange rate on cash and equivalents	(40,629)	(48,904)

Increase (decrease) in cash and cash equivalents	(344,409)	766,977
Cash and cash equivalents – beginning of period	1,203,819	436,842

Cash and cash equivalents – end of period	$859,410	$1,203,819

	Year ended December 31,
	2007	2006
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$1,761,919	$403,701
Cash paid for interest for discontinued operations	86,581	—
NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of short-term bridge notes to junior secured facility	$5,388,438	$—
Issuance of common stock	313,457	—
Conversion of warrants to common stock	8,692,091	—
Conversion of preferred stock to common stock	24,738,967	—
Common stock issued for the acquisition of 20/20	—	5,167,634
Debt refinanced for the acquisition of 20/20	—	3,559,416
Reclassification of warrants from additional paid-in capital to liabilities for warrants to purchase common stock	—	80,857

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

As part of this Merger, the Company borrowed $7.9 million in November 2006 with $6.8 million of the proceeds used toward the purchase of CentrePath and the balance of the proceeds used for working capital. The financing was secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units pursuant to the Units offering on January 19, 2007 as discussed in the “Shareholders’ Equity” note. In connection with the funding of this loan, the Company issued warrants to purchase 2,261.3 shares of Series AA preferred stock (representing 3,925,000 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis). Due to the June 2007 amendment to the Company’s Articles of Incorporation to increase its authorized common stock, the warrants issued in connection with the loans became exercisable to purchase common stock.

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

Unaudited Pro Forma Financial Information (As Restated)

The following unaudited pro forma condensed consolidated results of operations have been prepared as if the acquisitions of 20/20 (including Magenta), CentrePath, and GCG had occurred as of January 1, 2006:

December 31, 2006
Net revenue	$17,734,556
Net loss	$(45,742,945)
Net loss per share:
Basic and diluted	$(2.06)
Weighted average shares outstanding:
Basic and diluted	22,215,673

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

Revenue Recognition (As Restated)

The Company generates revenue from two business units: Optimization Solutions and Connectivity Solutions. The revenue products of the Optimization Business include Optimization Consulting, Automated Pricing Software, Remote Management Services and Professional Services, while products of the Connectivity Business include delivering turn-key global networks and system management services.

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

While customers may purchase services separately, sales often include multiple products that cross business units. At the inception of such arrangements, the deliverables are evaluated to determine whether they represent separate units of accounting under EITF Issue No. 00-21. The Company’s policy regarding this determination of separate units is based on all of the following criteria being met: the delivered item has value to the customer on a standalone basis; there is objective and reliable evidence of the fair value of the items(s); and delivery or performance of the item(s) is considered probable and substantially in the Company’s control. Revenue is allocated to each unit of accounting in a transaction based on its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold to other customers. If vendor objective evidence of fair value is has not been established for all items under the arrangement, no allocation can be made, and revenue is recognized on all items over the term of the arrangement.

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

Cost of Sales

The cost of sales for the Optimization solutions products include the cost of accessing circuits and fiber networks, the direct costs for labor, travel and materials to install and maintain customer sites, along with the occupancy and labor costs of operating a network operations center.

Cost of sales for the connectivity solutions products includes the cost of accessing circuits and bandwidth need for communication networks, and fees paid to third party sales agents.

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

Comprehensive Loss (As Restated)

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

	Years Ended December 31,
	2007	2006
	(As Restated)	(As Restated)
Net loss	$(61,389,396)	$(38,393,330)
Foreign currency translation adjustment	(40,629)	(48,904)

Comprehensive loss	$(61,430,025)	$(38,442,234)

Loss per Share (As Restated)

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

As of December 31, 2006, there were 9,324,527 stock options and 15,595,903 stock warrants outstanding that could generally be converted into common shares. There were 2,516.1 shares of Series B Convertible preferred stock that could potentially be converted into 3,700,147 shares of common stock that are outstanding at December 31, 2006.

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

The discontinued operations assets and liabilities were as follows:

	December 31, 2007	December 31, 2006
Current assets of discontinued operations
Accounts receivable, net	$1,298,009	$1,194,639
Inventory	863,259	1,115,753
Prepaid expenses and other current assets	58,175	74,934
Other current assets	166,949	44,351

Total current assets of discontinued operations	2,386,392	2,429,677

Long-term assets of discontinued operations
Property and equipment, net	505,323	834,651
Intangible assets, net	526,167	2,255,327
Goodwill	—	2,565,543
Other assets	—	22,432

Long-term assets of discontinued operations	1,031,490	5,677,953

Total assets from discontinued operations	$3,417,882	$8,107,630

Current liabilities of discontinued operations
Current maturities of long-term notes	$—	$2,947,562
Accounts payable	325,852	1,244,435
Accrued expenses	643,896	1,318,939
Advance billing	390,350	321,045
Warranty reserve	98,763	152,050
Deferred revenue, current portion	1,368,411	1,394,373

Total current liabilities of discontinued operations	2,827,272	7,378,404

Long-term liabilities of discontinued operations
Long-term portion of notes	727,276	570,587

Total liabilities from discontinued operations	$3,554,548	$7,948,991

Note 4. Property and Equipment.

Property and equipment at December 31, 2007 and 2006 consists of the following:

	2007	2006
Furniture and fixtures	$341,429	$755,770
Computer equipment	834,712	866,388
Leasehold improvements	111,263	1,236,250
Machinery and equipment	1,472,167	1,251,634

	2,759,571	4,110,042
Accumulated depreciation	(1,341,139)	(194,222)

Net property and equipment	$1,418,432	$3,915,820

Depreciation of property and equipment was $2,301,885 and $194,221 for the years ended December 31, 2007 and 2006, respectively.

Note 5. Accrued Expenses.

Accrued expenses at December 31, 2007 and 2006 consist of the following:

	2007	2006
Accrued compensation and payroll taxes	$453,252	$760,875
Accrued interest expense	884,114	824,703

	2007	2006
Accrued software royalties	100,000	—
Accrued sales taxes	277,139	276,954
Accrued professional services	441,090	265,379
Other accrued expenses	1,075,666	1,224,895

Total accrued expenses	$3,231,261	$3,352,806

6. Debt (As Restated).

Debt as of December 31, 2007 and 2006 consists of the following:

	December 31, 2007	December 31, 2006
Senior secured line of credit, with an outstanding balance of $5,454,057, bearing interest at 15%, due July 2008. Debt discount at issuance of $2,361,546. As of December 31, 2007, the balance of the debt was reported net of $1,077,234, which represents the unamortized value of the debt discount.	$4,376,823	$—

Junior secured facility, with a face amount of $9,313,438, bearing simple interest at 12%, due January 2009. Debt discount at issuance of $18,278,835. As of December 31, 2007, the balance of the debt was reported net of $5,939,634, which represents the unamortized value of the debt discount.	3,373,804	—

A Short-term bridge facility, with an outstanding balance of $202,000, bearing interest at 12%, due September 30, 2007, which was subsequently extended. Debt discount at issuance of $205,211. As of December 31, 2007, the balance of the debt was reported net of $153,709, which represents the unamortized value of the debt discount	48,291

Secured short-term notes payable (20/20 bridge loan), with a face amount of $5,987,367 bearing interest at 18%, due January 2007. Debt discount at issuance of $7,718,673. As of December 31, 2006, the balance of the debt due was reported net of $299,368, which represents the unamortized value of the debt discount.	—	5,687,999

Secured short-term notes payable (CentrePath Bridge Loan), with a face amount of $7,850,000 bearing interest at 8%, due January 2007. Debt discount at issuance of $2,065,247. As of December 31, 2006, the balance of the debt due was reported net of $961,407, which represents the unamortized value of the debt discount.	—	6,888,593

Secured short-term notes payable (GCG Bridge Loan), with a face amount of $4,700,000 bearing interest at 8%, due January 2007. Debt discount at issuance of $983,124. As of December 31, 2006, the balance of the debt due was reported net of $639,031, which represents the unamortized value of the debt discount.	—	4,060,969

Mandatory convertible promissory notes to, with a face amount of $1,275,000 bearing interest at 8% per annum and mandatorily convertible into the securities issued by the Company on the terms of the offering completed on January 19, 2007. Debt discount of $2,200,114. As of December 31, 2006, the balance of the debt due was reported net of $1,219,100, which represents the unamortized value of the debt discount.	—	55,890

Promissory notes bearing interest at the rate of 6.75%, secured by vehicles. The obligation to make payments on these notes and the related vehicles were transferred to certain former employees of GCG effective October 31, 2007.	—	75,398

Promissory note evidencing the advanced funding of certain of the Company’s accounts receivable, which has, in lieu of interest, a right to participate in the proceeds the Company receives with respect to the underlying contract.	—	406,187

Unsecured note payable to various creditors of 20/20, bearing interest rates between 8% and 16%.	—	1,610,000

Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008.	601,268	1,257,992

	December 31, 2007	December 31, 2006
Unsecured loans from employees of Magenta, bearing interest at 8.43%, due upon demand	138,200	164,865
Capital lease obligations	35,462	81,525

Total	8,573,848	20,289,418
Less: current maturities	5,084,114	19,460,510

Long-term portion	$3,489,734	$828,908

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

The Senior Secured Facility is secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The Credit Agreement prohibits junior encumbrances on the Company’s assets with the exception of the junior secured facility (discussed herein) and certain permitted purchase money security interests. The Credit Agreement contains numerous affirmative and negative covenants customary for facilities of this nature. The Company had agreed to EBITDA covenants (earnings before interest taxes, depreciation and amortization and before non-cash stock compensation and warrant expense) as follows (at least 75% of the amount must be achieved on a ,P-cumulative basis: Q1 2007 ($2.4) million; Q2 2007 ($2.6) million; Q3 2007 ($600,000); and Q4 2007 $3.1 million. The Company also agreed to a covenant capping capital expenditures at $500,000 for 2007. The Senior Lender agreed to waive the Company’s non-compliance related to the EBITDA covenant during 2007.

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
Warrants issued on January 19, 2007	$1,827,966
Fair value increase for replacement warrants issued on October 31, 2007	533,580

Total debt discount	$2,361,546

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

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
Warrants issued on January 19, 2007	$7,569,592
Warrants issued with June 15, 2007 amendment	3,340,299
Embedded derivatives	7,368,944

Total debt discount	$18,278,835

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

The Company previously entered into a series of bridge loans as summarized herein, all of which were either paid off with the proceeds from the Junior Secured Facility, the Senior Secured Facility or the Unit offering or were converted into Units or the Junior Secured Facility. The Company determined that the transaction should be treated as an extinguishment of debt and recorded a gain on debt extinguishment of $1.6 million.

Such bridge loans included the following (all of the warrants issued in connection with these loans have registration rights comparable to those with respect to the Units offering):

20/20 Bridge Loan. The Company borrowed $6.0 million simultaneously with or shortly following its purchase of 20/20, which loans had been secured by a blanket lien on the assets of 20/20. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. The holders of these notes were issued warrants to purchase Series A preferred stock which are convertible into common stock at the rate of 37,500 shares for each $100,000 of funds advanced (2,245,263 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2011 at $1,000 per share ($0.45 per share, on an as-converted to common stock basis), subject to a call in favor of the Company in the event that the closing price of the Company’s stock exceeds $4.00 per share for thirty consecutive days following the effectiveness of a registration statement registering the common stock underlying the warrants.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
Warrants	$1,114,461
Embedded derivatives	6,604,212

Total debt discount	$7,718,673

The initial fair value of the warrants and embedded derivatives exceeded the proceeds from the 20/20 Bridge Loan by $1.7 million, which was recognized immediately as interest expense.

CentrePath Bridge Loan. The Company had borrowed $7.9 million in original principal amount in November 2006 with $6.8 million of the proceeds used toward the purchase of CentrePath, and the balance of the proceeds used for working capital. The loans were secured by the stock and assets of CentrePath. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan, the Company issued warrants to purchase 2,276.2 shares of Series AA preferred stock (representing 4,925,000 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis).

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
Warrants	$2,065,247

Total debt discount	$2,065,247

GCG Bridge Loan. The Company borrowed $4.7 million in original principal amount in December 2006, which proceeds were (together with an additional $500,000 provided from working capital) used toward the purchase of GCG. The principal and accrued interest with respect to these loans was secured by the stock of GCG. The principal and accrued interest with respect to these loans was either paid off or rolled into the purchase of Units per the Units offering on January 19, 2007. In connection with the funding of this loan, the Company issued warrants to purchase 1,057.5 shares of Series AA preferred stock (representing 2,350,000 shares of common stock, on an as-converted basis), exercisable on or before December 31, 2009, at $1,000 per share ($0.45 per share, on an as-converted to common stock basis).

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants as follows:

Initial Fair Value
Warrants	$983,124

Total debt discount	$983,124

Mandatory Notes. The Company issued an aggregate of $3.7 million of Mandatory Notes through January 19, 2007, which by their terms were automatically converted to Units on the initial closing of the Units offering. In addition, for every

$100,000 of notes purchased, each note holder was issued a warrant that was exercisable at $0.45 and expires December 31, 2009 for 50.0 shares of Series AA preferred stock, representing 111,111 shares of common stock (on an as-converted basis) and a warrant that is exercisable at $0.65 and expires December 31, 2009 for 50.0 shares of Series AA Preferred Stock, representing 111,111 shares of common stock (on an as-converted basis). The Company also issued the note holders a warrant for 4.5 shares of Series AA Preferred Stock, representing 10,000 shares of common stock (on an as-converted basis) exercisable at $0.45 and expiring on December 31, 2011, with a callable right by the Company. From January 22, 2007 through April 10, 2007, an aggregate of $4.4 million of additional Mandatory Notes were issued, with warrants. Total warrants were issued on a combined (as converted) basis for 1,605,868 shares.

Using the Black-Scholes pricing model, the Company allocated the debt proceeds to the warrants and the embedded derivatives as follows:

Initial Fair Value
Warrants	$1,354,961
Embedded derivatives	15,055,126

Total debt discount	$16,410,087

Total proceeds received in connection with the Mandatory Notes were $8.1 million. The initial fair value of the warrants and embedded derivatives exceeded the proceeds from the Mandatory Notes by $8.3 million, which was recognized immediately as interest expense.

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

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

2008	$6,090,787
2009	9,539,274
2010	23,836
2011	23,836
2012	23,836
Thereafter	42,856

Total	$15,744,425

Note 7. Warrants (As Restated).

At December 31, 2007 and 2006, the Company had 67,107,343 and 15,600,641 warrants outstanding, respectively, to purchase common stock. Certain warrants were originally issued as Series A preferred stock warrants, Series B preferred stock warrants, and Series AA preferred stock warrants. Under the terms of the warrant agreement, these preferred warrants automatically converted to warrants to purchase common stock of the Company (which became effective June 25, 2007) upon the approval of an amendment to the Company’s articles of incorporation authorizing 350,000,000 shares of common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and are exercisable when issued. The warrants expire two to five years from date of issuance. In accordance with the terms of a registration penalty clause in the warrant agreement, the expiration date on 16,471,638 outstanding warrants was extended from December 31, 2008 to February 5, 2009. In addition, the exercise price of certain warrants was reduced as called for by anti-dilution provisions contained in the warrant agreement. The increase in fair value as a result of the modification in exercise prices was $2.0 million.

The table below summarizes the warrant expiration dates as of December, 31, 2007:

Weighted Average Exercise Price	Range of Exercise Prices	Number of Warrants	Expiration Date
$0.331	$0.30-$0.39	45,548,240	2009
$0.356	$0.35-$0.36	675,000	2010
$0.576	$0.45-$0.70	7,884,103	2011
$0.263	$0.15-$0.50	13,000,000	2012

Total warrants outstanding		67,107,343

Warrant activity from December 31, 2005 through December 31, 2007 is as follows:

	Warrants (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Summary of warrant activity
Outstanding at December 31, 2005	1,301	$1.350	1.1
Warrants granted in connection with debt financing	13,000	0.478
Warrants granted for services received	2,100	0.682
Exercised	—	—
Forfeited/canceled	(801)	1.350

Outstanding at December 31, 2006	15,600	0.527	4.0
Warrants granted in connection with debt financing	23,799	0.419
Warrants granted in connection with equity financing	50,806	0.550
Warrants granted for services received	5,800	0.311
Exercised	(25,280)	0.532
Anti-dilution modification of warrant exercise price, old	(49,923)	0.513
Anti-dilution modification of warrant exercise price, new	49,923	0.329
Forfeited/canceled	(3,618)	0.615

Outstanding at December 31, 2007	67,107	$0.347	2.6	$20,539

The weighted average fair value of warrants issued is as follows:

	2007	2006
Warrants issued in connection with debt financing	$0.625	$0.457
Warrants issued in connection with equity financing	0.671	—
Warrants issued for services received	0.491	0.481

Warrants issued for all grants	$0.644	$0.461

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

	2007	2006
Weighted-average exercise price	$0.523	$0.449
Weighted-average volatility	100.2%	100.23%
Expected dividends	—	—
Expected term (in years)	2.5	4.2
Weighted-average risk-free interest rate	4.55%	4.70%

The total fair value of warrants issued and immediately exercisable in 2007 and 2006 was $51.7 million and $7.0 million, respectively. There were no warrants issued in 2005. Warrants expire on various dates through December, 2012.

During 2007 and 2006, the Company issued warrants in conjunction with debt issuances, for advisory services and as part of the preferred stock units offering. The total initial fair value of the warrants issued was as follows: debt issuances – $14.9 million and $5.9 million; advisory services – $2.8 million and $1.0 million; and preferred stock units offering – $34.0 million and zero, for the years ended December 31, 2007 and 2006, respectively. At December 31, 2007, warrants issued for advisory fees during the year of $1.0 million, are reported in pre-paid expenses on the consolidated balances and will be expensed during 2008.

In 2007, 25,279,502 warrants were exercised in conjunction with the Company’s offer disclosed in 8K filings in October and November to reduce the exercise price to $0.15 per common share (compared with the weighted average exercise price of $0.532 per common share before the offer). The intrinsic value of warrants exercised was $4.6 million. Cash received from the exercise of warrants in 2007 was $3.8 million. In connection with this modification, the Company incurred a fair market value adjustment charge of $2.1 million, which is included in the “gain or loss on warrants and derivatives” in the consolidated statements of operations. There were no warrants exercised in 2006 or 2005. No tax liability or benefit has been recorded in connection with the warrant expenses due to the net loss carryforward position of the company.

Note 8. Liability for Warrants and Embedded Derivatives (As Restated).

The Company has entered into derivative financial instruments which required evaluation in accordance with SFAS 133 and EITF 00-19:

•

As of September 8, 2006, the shares of common stock required to settle the convertible bridge loan issued in connection with the Company’s acquisition of 20/20, convertible preferred stock, stock options, and warrants outstanding were in excess of the Company’s authorized but unissued shares of common stock, on an as converted basis.

•

On June 15, 2007, the Company amended the terms of the Junior Secured Facility to eliminate the floor for the conversion of loan amounts to equity in the Company. Because of this provision, the Company did not have sufficient shares of common stock outstanding to settle the outstanding debt, warrants and options if converted.

•

On June 25, 2007, the common shareholders approved increasing the number of authorized shares of common stock from 25,000,000 to 350,000,000. However, due to the amendment to the Junior Secured Facility, the Company did not have sufficient shares of common stock outstanding to settle the outstanding debt, warrants, and options if converted.

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

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are recorded at fair value and classified as a liability in the consolidated balance sheet (see “liabilities for warrants to purchase common stock). The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statements of operations. As of December 31, 2007, and 2006, the fair value of the warrants was $35.9 million and $15.0 million, respectively.

The embedded derivatives and the warrants are initially measured at fair value generally using the Black-Scholes option valuation technique. In selecting the appropriate fair value technique, the Company considers the nature of the instrument, the market risks that it embodies and the expected means of settlement.

The embedded derivative liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the consolidated statement of operations. As of December 31, 2007, and 2006, the fair value of the derivatives embedded in preferred stock and convertible debt was $9.2 million and $18.7 million, respectively.

Note 9. Share-based Compensation (As Restated).

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

The following table summarizes the activity under the stock option plan and other stock grants for the years ended December 31, 2007 and December 31, 2006:

Summary of option activity	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2005	1,525	$1.340
Granted	7,800	0.700
Exercised	—	—
Forfeited or expired	—	—

Outstanding at December 31, 2006	9,325	$0.810
Granted	52,813	0.310
Exercised	—	—
Forfeited/canceled	(1,430)	0.930

Outstanding at December 31, 2007	60,708	$0.383	9.6	$19,723

Exercisable at December 31, 2007	27,598	$0.357	9.6	$9,493

The weighted average grant-date fair value of options granted during the years ended December 31, 2007 and December 31, 2006 was $0.557 and $0.500, respectively. The company estimates the fair value of stock option grants using the Black Scholes pricing model. The company used the following factors to calculate the fair value of stock option grants issued:

	2007	2006
Expected Volatility	90 - 143.0%	100.0%
Expected Life (in years)	5.0	5.0
Risk free interest rate	3.8 - 4.5%	3.8%
No dividend payments are anticipated

There were no options exercised during the years ended December 31, 2007 and 2006.

For the years ended December 31, 2007 and 2006, the company recognized compensation expense for stock option awards totaling $13.8 million and $1.8 million, respectively. No tax benefit has been recorded related to stock based compensation expense. At December 31, 2007, unrecognized compensation expense related to stock options totaled $17.8 million with a remaining weighted average amortization period of 2.7 years.

Note 10. Shareholders’ Deficit (As Restated).

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

On January 19, 2007, the Company closed on an equity funding of $14.1 million, net of fees of $1.5 million, toward the issuance of Units comprised of 15,590.1 shares of Series AA preferred stock (convertible into common stock at $0.45 per Share) and warrants to purchase an additional 15,590.1 shares of Series AA preferred stock. Each Unit was priced at $1,000 comprised of: (i) one share of Series AA preferred stock; (ii) one warrant to purchase one half share of Series AA preferred stock at $1,000 per share expiring December 31, 2008 (Two-Year Warrant); and (ii) one warrant to purchase one half share of Series AA preferred stock at $1,444.43 per share, expiring December 31, 2009 (Three-Year Warrant). Between January 20, 2007 and April 9, 2007, the Company closed on equity funding of an additional $5.0 million, representing an additional 5,044.4 shares of Series AA preferred stock (constituting 11,209,626 shares of common stock, on an as-converted basis) and warrants to purchase an additional like amount of Series AA preferred stock, with one-half or 2,522.2 Series AA preferred shares (5,604,827 shares of common stock, as converted) exercisable at $1,000 per share on or before December 31, 2008 ($0.45 per share, on an as-converted to common stock basis); and the other one-half or 2,522.2 Series AA preferred shares (5,604,799 shares of common stock, as converted) exercisable at $1,000 per share (or $0.65 per share, on an as-converted to common stock basis). This financing brought aggregate issued Series AA preferred stock to 20,634.5 shares representing 45,854,513 shares of common stock, on an as-converted basis, which conversion was effective in June 2007 upon the filing of articles of amendment to the Company’s Articles of Incorporation.

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

Note 11. Related Parties (As Restated).

During 2006, the Company had a $100,000 unsecured note payable to Momentum Capital, LLC, whose principals were Board members and senior executives of the Company in 2006. One of these senior executives provided an additional $30,000 demand note to the Company on June 14, 2006. The Company issued a total of 40,700 stock warrants to these individuals during 2006 at an exercise price of $.70 per share and fair value of $20,016 in conjunction with these loans. The notes payable was repaid as of December 31, 2006.

Additionally, a Board member who was a former senior executive provided numerous short-term bridge notes during 2006. Each of these notes was repaid. The Company issued 150,000 warrants to this individual during 2006 at an exercise price of $.50 per share and fair value of $73,425 in conjunction with these loans.

As part of a short-term bridge financing with the Company during 2006, the Company issued a total of 25,700 stock warrants to a Board member at an exercise price $.70 per share and fair value of $12,639 which expire on December 31, 2011. The short term bridge financing were repaid in 2006.

Two current members and one former member of the Company’s Board of Directors lent a total of $418,000, plus accrued interest, to the Company as part of the short-term secured financing completed by the Company during 2006. These balances were transferred from secured debt of 20/20 at the time of acquisition to secured short-term note payables of the Company. The loans bore interest at a rate of 18% and matured on January 6, 2007. Additionally, as part of the secured loan agreement, these individuals were issued stock warrants to ultimately purchase 156,611 shares of common stock at an exercise price of $0.50 per share. These warrants had a fair value of $76,661 and expire on August 24, 2009. Additionally, the Company’s former chairman of the Board of Directors had a total of $468,000 of principal secured debt with 20/20 prior to the acquisition. As part of the acquisition of 20/20, a portion of this secured debt was paid to him including $231,000 of principal and $29,000 of accrued interest. On January 19, 2007, the two current and one former member of the Company’s Board of Directors were all repaid the principal and interest amounts owed totaling $445,000.

As part of the acquisition of 20/20, two members of the Board had preferred stock of 20/20 converted into the equivalent of 2,087,556 shares of the Company’s common stock valued at $1,419,538.

One Board member, who also served as Chief Executive Officer, had a $150,000 unsecured note payable with 20/20, bearing interest at a rate of 8%. This debt was assumed as part of the acquisition of 20/20. This note was repaid January 19, 2007.

In connection with the acquisition of 20/20, the former Chairman of the Board was issued warrants to purchase 89.9 shares of Series A preferred stock (representing 99,942 shares of common stock on an as-converted basis) exercisable at $1,000 per share ($0.45 per share on an as-converted to common stock basis) in conjunction with inducements to convert portions of the 20/20 secured debt into secured debt of the Company. These warrants had a fair value of $49,611 and expire on August 24, 2011.

In connection with the acquisition of CentrePath and Global Capacity, the Company issued two short-term bridge notes bearing interest at a rate of 8%. Of this amount, the Company’s then Chief Executive Officer and its now former Chairman of the Board lent $2.0 million each and in turn received stock warrants to purchase 1,123.0 Series AA preferred shares (2,000,000 common shares, on an as-converted basis) and 464.6 Series AA preferred stock (1,032,500 common shares, on an as-converted basis), respectively. The Company’s then Chief Executive Officer received an additional warrant to purchase 450.0 AA preferred shares (1,000,000 common shares, on an as-converted basis) for putting $1.0 million at risk in connection with the completion of the acquisition of CentrePath at a time when the remaining financing for the acquisition of CentrePath had not been committed. The Company’s then Chief Executive Officer was not paid any cash compensation related to his investment in the Company. The above-mentioned stock warrants have an exercise price of $1,000 per Series AA preferred shares ($0.45 per share of common stock, on an as-converted basis), had a fair value of $1,690,827 and expiring on December 31, 2009. In addition, the former Chairman of the Board of Directors was also paid $280,000 for providing personal guarantees and pledging his own collateral to secure bridge loans in the amount of $3.7 million.

During 2006, the Board issued a total of 2,330,000 of stock warrants at an exercise price of $.70 per share and had a fair value of $1,145,894 to board members and several members of the senior management in conjunction with past services to the Company. These warrants all have a five-year life and expire on September 14, 2011.

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

During 2006, two of the Company’s Board members, who also served as executive officers, were issued warrants to purchase 33.8 shares of Series AA preferred stock (75,000 shares of common stock on an as-converted basis) each as part of securing the various short terms notes. The stock warrants have an exercise price of $1,000 per Series AA preferred share ($0.45 per share of common stock on an as-converted basis), had a fair value of $31,448 and expire on December 31, 2009.

In connection with the financing services performed for the second quarter of 2007, the Company agreed to compensate two current Board members each a sum of $17,000 plus warrants to purchase 20,555 shares of common stock, with one half at an exercise price of $0.45 per share expiring on December 31, 2008 and the other half at an exercise price of $0.65 per share. The warrants had a fair value of $21,165. In connection with financing services performed in the third quarter of 2007, the Company agreed to compensate the same Directors $8,500 each.

In August 2007, the Company established a short-term bridge facility authorizing the issuance of up to $1,000,000 of Units comprised of short-term promissory notes bearing interest at 12% per annum and maturing September 30, 2007, coupled with a warrant to purchase up to 125,000 shares of common stock for each $100,000 of notes funded; the warrants are exercisable at $0.55 per share and expire December 31, 2010. During the month, two of the Company’s Directors purchased Units for a total of $150,000. In addition, two officers of the Company each purchased $50,000 of the Units and two investors purchased a total of $100,000 of Units. Collectively, the purchases of these Units resulted in the issuance of short-term notes in the principal amount of $350,000 in the aggregate, and warrants with a fair value of $205,211 to purchase an aggregate of up to 437,500 shares of common stock. The purchasers of these units agreed to extend the maturity date until the next financing was completed. The short-term bridge facility is unsecured.

In September 2007, the Company entered into an advisory agreement with Aequitas Capital Management, Inc., (Aequitas), an investor. In connection with this advisory agreement, Aequitas was issued a warrant to purchase 3,000,000 shares of common stock at $0.15 per share with a fair value of $1,698,174. In October 2007, Aequitas exercised 2,030,890 of its warrants related to previous financing. On December 19, 2007, two affiliates of Aequitas funded $2.0 million under the junior secured facility and were issued warrants to purchase 4,000,000 shares of common stock at $0.30 per share with a fair value of $2,351,682. In addition, an affiliate of Aequitas purchased $4,000,000 shares of common stock issued by the Company at $0.15 per share. In connection with the funding, Aequitas was paid a transaction fee of $0.1 million. In addition, the Company paid Aequitas $0.3 million for advisory services related to the Company’s equity offering and warrant exercise program, inter alia. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Aequitas an advisory fee of $0.4 million.

In November 2007, the Company entered into an advisory agreement with Capstone Investments Inc., (“Capstone”), an investor. In connection with this advisory agreement, Capstone was issued warrants to purchase 2,500,000 shares of common stock at $0.50 per share with a fair value of $1,023,910. During the first quarter of 2008, pursuant to the completed private placement of $19.0 million of securities, the Company paid Capstone an advisory fee of $1.3 million and issued warrants to purchase 2,660,000 shares of common stock at $0.73 per share with a fair value of $1,476,085 exercisable for five years.

Effective November 30, 2007, the Company entered into a final severance and release agreement with its former CEO. This agreement includes a mutual release that provides for the abandonment of all unpaid severance with respect to the former CEO’s employment agreement in consideration for the issuance of 2,000,000 shares of common stock on January 15, 2008. the fair value of the shares issued to the former CEO was $300,000 which was charged to compensation expense for the year ended 2007. In addition, warrants to purchase 1,000,000 shares of the Company’s common stock that had been issued as part of the former CEO’s investment in the Company’s Units offering that was consummated on January 19, 2007 were extinguished. Also, warrants to purchase 1,500,000 shares of the Company’s common stock issued as part of the CentrePath bridge loan were exchanged for substantially identical warrants except that 1,000,000 of the 1,500,000 shares purchasable under the new warrants will have cashless exercise rights.

Note 12. Income Taxes (As Restated).

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

Due to estimated tax losses in 2007 on a consolidated as well as separate company basis, there is no income tax provision. The Company’s current provision for 2006 related to state tax associated with certain discontinued operations that were profitable on a separate company basis. The provision for income taxes did not change as a result of the restatement. No deferred taxes are recognized as their benefit is 100% provided for as an increase in the valuation allowance.

Net deferred tax assets (liabilities) are comprised of the following:

	Years Ended December 31,
	2007	2006
	(As Restated)	(As Restated)
Deferred tax liabilities:
Amortization of purchased intangibles	$(3,245,910)	$(4,587,304)
Depreciation	(31,729)	—
Other deferred liabilities	—	(4,646)
Deferred tax assets:
Net operating loss carryforwards	20,061,680	28,964,536
Research and development credit carryforwards	—	827,134

	Years Ended December 31,
	2007	2006
Other carryforwards	11,559	6,092
Stock compensation and warrants for services	6,436,627	863,500
Capitalized research and development	2,944,122	2,918,605
Depreciation	—	1,592,981
Other reserves	536,291	310,428
Accruals	148,868	177,633
Allowance for bad debt	55,193	61,693
Deferred revenue	28,024	131,145
Liabilities related to convertible securities	13,548,752	12,091,242

	40,493,477	43,353,039
Valuation allowance	(40,493,477)	(43,353,039)

Net deferred tax asset (liability)	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the restatement, a deferred tax asset is reflected above relating to book treatment of warrants to purchase securities and embedded derivatives included in preferred stock and debt. All other liabilities referenced above and deferred tax assets were not affected as a result of the restatement. The Company has Federal net operating loss (NOL) carryforwards of $54.1 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $5.8 million at December 31, 2007. The federal NOL carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as UK NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the federal the NOLs begin to expire in 2011.

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

Note 13. Commitments and Contingencies.

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

Note 14. Business Concentration.

A major customer represented $2.8 million (16%) of total 2007 revenues and $0.1 million (7%) of total accounts receivable at December 31, 2007. Another major customer represented $0.2 million (10%) of total 2006 revenues and $0.9 million (5%) of total accounts receivable at December 31, 2006.

Note 15. Segment Reporting and Geographic Area Information.

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

Within the company’s one operating segment, revenues generated from Optimization Solutions totaled $7.5 million and $1.2 million for the years ended December 31, 2007 and 2006 respectively, which represents professional services, remote network management services, and the use of automated pricing software, while Connectivity Solutions revenues totaled $9.7 million and $0.4 million for the years ended December 31, 2007 and 2006 respectively from the design, delivery, and management of networks.

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

Note 16. Going Concern (As Restated).

As of December 31, 2007, the Company’s current liabilities exceeded its current assets by $7.8 million. Included in the current liabilities is $5.1 million of current maturities of long-term debt, net of $1.2 million of debt discount associated with the initial fair value of related warrants. This debt reflects indebtedness to its senior secured lender and the balance of its short-term bridge facilities. Cash on hand at December 31, 2007 was $0.6 million (not including $0.2 million restricted for outstanding letters of credit) and the Company’s borrowing capacity under the asset-based loan agreement with its senior lender totaled $0.5 million. The Company incurred net losses from continuing operations of $56.4 million and $35.7 million for the years ended December 31, 2007 and 2006, respectively. The results for 2007 include $20.6 million in non-cash expenses relating to the accounting treatment for stock and options and $38.6 million related to the amortization of debt discount. The results for 2006 include $2.3 million in non-cash expenses relating to the accounting treatment for stock and options and $11.4 million related to the amortization of debt discount. Cash used in operating activities from continuing operations was $9.7 million and $3.9 million for the years ended December 31, 2007 and 2006, respectively. The Company’s net working capital deficiency, recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed in the last three quarters is anticipated to move the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

Note 17. Subsequent Events.

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

The Company has entered into a “Registration Rights Agreement,” pursuant to which it is obligated to file a registration statement to register all or the maximum amount permitted by the SEC (collectively the “Maximum Amount”) of the common stock of the Company underlying the Debentures and Warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The Company has agreed that it shall file to register all of the shares of common stock underlying the Debentures and Warrants (“Registerable Securities”) promptly following the closing of the offering pursuant to the Purchase Agreement (“Closing Date”), subject to cutback of the amount to be registered if required by the SEC pursuant to Rule 415 (subject to the obligation in such event to subsequently register the unregistered securities by September 30, 2008). It is obligated to, among other things, file a registration statement pursuant to the Securities Act of 1933 on the earlier of the fifteenth calendar day following the date if files its annual report on Form 10-KSB or May 1, 2008 and cause the registration statement to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the Securities and Exchange Commission). Failure to meet any of these obligations constitutes an “Event,” which subjects the Company to liquidated damages of 2% for each month in which it occurs and on each monthly anniversary thereof, of a liquidated damages obligation equal to 2% of the original principal amount of the Debenture of the holder, subject to an aggregate cap of 12% of the original principal amount of the Debenture, payable in cash unless otherwise agreeable to the Company and the Debenture holder (and interest accrues on unpaid liquidated damages at 18% per annum).

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

NOTE 18: Restatement of Consolidated Financial Statements.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2006
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,203,819	$—		$1,203,819
Accounts receivable, net	1,592,110	—		1,592,110
Prepaid expenses and other current assets	516,592	—		516,592
Current assets of discontinued operations	2,429,677	—		2,429,677

Total Current Assets	5,742,198	—		5,742,198
Property and equipment, net	3,915,820	—		3,915,820
Intangibles, net	9,493,179	—		9,493,179
Goodwill	12,513,090	—		12,513,090
Other assets	38,508	—		38,508
Long-term assets of discontinued operations	5,677,953	—		5,677,953

TOTAL ASSETS	$37,380,748	$—		$37,380,748

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$21,243,010	$(1,782,500)	A	$19,460,510
Accounts payable	1,429,882	—		1,429,882
Accrued expenses	3,352,806	—		3,352,806
Deferred revenue	608,461	—		608,461
Current liabilities of discontinued operations	7,378,404	—		7,378,404

Total Current Liabilities	34,012,563	(1,782,500)		32,230,063
Liabilities for warrants to purchase common stock	—	15,024,383	B	15,024,383
Embedded derivatives of convertible debt	—	18,742,378	C	18,742,378
Long-term portion of debt	777,260	51,648	A	828,908
Deferred revenue	112,222	—		112,222
Long-term liabilities of discontinued operations	570,587	—		570,587

Total Liabilities	35,472,632	32,035,909		67,508,541

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—
Common stock	2,101	—		2,101
Additional paid-in capital	24,519,495	(5,222,840)	D	19,296,655
Foreign currency translation adjustment	(48,904)	—		(48,904)
Accumulated deficit	(22,564,576)	(26,813,069)	E	(49,377,645)

Total Shareholders’ Deficit	1,908,116	(32,035,909)		(30,127,793)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$37,380,748	$—		$37,380,748

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	Reverse fair value of detachable warrants as originally recorded.
E	Restatement adjustments to income statement for the year ended December 31, 2006.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006
	As Previously Reported	Adjustments		As Restated
REVENUE	$1,557,251	$—		$1,557,251
COST OF SALES	804,667	—		804,667

GROSS MARGIN	752,584	—		752,584

OPERATING EXPENSES:
Compensation	3,770,237	—		3,770,237
Travel and entertainment	216,730	—		216,730
Occupancy	133,703	—		133,703
Professional services	1,153,177	—		1,153,177
Insurance	130,224	—		130,224
Depreciation and amortization	406,442	—		406,442
Other operating expenses	262,377	—		262,377

TOTAL OPERATING EXPENSES	6,072,890	—		6,072,890

OPERATING LOSS	(5,320,306)	—		(5,320,306)
(Gain) loss on warrants and derivatives	—	18,180,881	A	18,180,881
Interest expense	3,524,991	8,632,188	B	12,157,179

Loss from continuing operations	(8,845,297)	(26,813,069)		(35,658,366)

Loss from discontinued operations, net of tax	(2,734,964)	—		(2,734,964)

NET LOSS	$(11,580,261)	$(26,813,069)		$(38,393,330)

LOSS PER SHARE OF COMMON STOCK
Loss from continuing operations	(0.48)	(1.46)		(1.95)
Loss from discontinued operations	(0.15)	0.00		(0.15)

Net loss per common share	(0.63)	(1.46)		(2.10)

Weighted average shares outstanding - Restated	18,316,358	18,316,358		18,316,358

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Previously Reported

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—
Stock issued for acquisition of 20/20	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—
Stock-based compensation expense			—	1,297,769			1,297,769
Stock issued for consulting services	100,000	—	10	134,990	—	—	135,000	—
Warrants issued to employees	—	—	—	502,591	—	—	502,591	—
Warrants issued to consultants	—	—	—	388,366	—	—	388,366	—
Warrants issued with debt financing	—	—	—	4,197,121	—	—	4,197,121	—
Foreign currency translation adjustment	—	—	—	—	—	(48,904)	(48,904)	(48,904)
Net loss for 2006					(11,580,261)		(11,580,261)	(11,580,261)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$(11,629,165)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Restated

	Common Shares	Series B Preferred Shares	Common Stock	Additional Paid- in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2006	17,015,754	—	$1,701	$12,831,414	$(10,984,315)	$—	$1,848,800	$—
Stock issued for acquisition of 20/20	3,899,315	2,516	390	5,167,244	—	—	5,167,634	—
Stock-based compensation expense			—	1,243,864	—	—	1,243,864	—
Stock issued for consulting services	100,000		10	134,990	—	—	135,000	—
Reclass of warrants to liability			—	(80,857)	—	—	(80,857)	—
Foreign currency translation adjustment						(48,904)	(48,904)	(48,904)
Net loss for 2006			—	—	(38,393,330)	—	(38,393,330)	(38,393,330)

Balance, December 31, 2006	21,015,069	2,516	$2,101	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$(38,442,234)

				A	B

A	Reverse fair value of detachable warrants as originally recorded.
B	Restatement adjustments to income statement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2006 As Previously Reported	2006 As Restated
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(8,845,297)	$(35,658,366)

Adjustments to reconcile note loss to net cash provided by (used in) operating activities:
Depreciation and amortization	406,442	406,442
Consulting expenses paid in common stock and warrants	523,366	523,366
Amortization of debt discount	2,809,057	11,441,245
Stock-based compensation	1,800,359	1,800,359
Change in fair value of embedded derivatives and warrants	—	18,180,881
Changes in working capital items, net of amounts acquired:
Accounts receivable	(220,906)	(220,906)
Prepaid expenses and other current assets	(200,478)	(200,478)
Accounts payable	(406,295)	(406,295)
Accrued expenses	141,583	141,583
Deferred revenue	47,420	47,420

Total Adjustments	4,900,548	31,713,617

Net cash used in continuing operations	(3,944,749)	(3,944,749)
Net cash used in discontinued operations	(1,389,074)	(1,389,074)

Net cash used in operating activities	(5,333,823)	(5,333,823)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of 20/20, net of cash acquired	49,856	49,856
Acquisition of CentrePath, net of cash acquired	(5,011,672)	(5,011,672)
Acquisition of Global Capacity Group, net of cash overdraft	(5,326,879)	(5,326,879)

Net cash used in investing activities	(10,288,695)	(10,288,695)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debt	16,438,399	16,438,399

Net cash provided by financing activities	16,438,399	16,438,399

Effect of exchange rates on cash and cash equivalents	(48,904)	(48,904)

Increase (decrease) in cash and cash equivalents	766,977	766,977
Cash and cash equivalents, beginning	436,842	436,842

Cash and cash equivalents, ending	$1,203,819	$1,203,819

	Year Ended December 31
	2006 As Previously Reported	2006 As Restated
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest for continuing operations	403,701	403,701

NON-CASH INVESTING AND FINANCING ACTIVITIES
Common stock issued for the acquisition of 20/20	5,167,634	5,167,634
Debt refinanced for the acquisition of 20/20	3,559,416	3,559,416
Reclassification of warrants from additional paid-in-capital to liabilities for warrants to purchase common stock	—	80,857

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31, 2007
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$859,410	$—		$859,410
Accounts receivable, net	1,781,944	—		1,781,944
Prepaid expenses and other current assets	1,645,797	—		1,645,797
Current assets of discontinued operations	2,386,392	—		2,386,392

Total Current Assets	6,673,543	—		6,673,543
Property and equipment, net	1,418,432	—		1,418,432
Intangibles, net	8,307,802	—		8,307,802
Goodwill	12,513,090	—		12,513,090
Other assets	477,597	—		477,597
Long-term assets of discontinued operations	1,031,490	—		1,031,490

TOTAL ASSETS	$30,421,954	$—		$30,421,954

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$5,182,023	$(97,909)	A	$5,084,114
Accounts payable	2,750,186	—		2,750,186
Accrued expenses	3,231,261	—		3,231,261
Deferred revenue	536,599	—		536,599
Current liabilities of discontinued operations	2,827,272	—		2,827,272

Total Current Liabilities	14,527,341	(97,909)		14,429,432
Liabilities for warrants to purchase common stock	—	35,882,879	B	35,882,879
Embedded derivatives of convertible debt	—	9,198,576	C	9,198,576
Long-term portion of debt	6,365,985	(2,876,251)	A	3,489,734
Deferred revenue	76,270	—		76,270
Long-term liabilities of discontinued operations	727,276	—		727,276

Total Liabilities	21,696,872	42,107,295		63,804,167

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—
Common stock	12,374	—		12,374
Additional paid-in capital	81,849,171	(4,387,184)	D	77,461,987
Foreign currency translation adjustment	(89,533)	—		(89,533)
Accumulated deficit	(73,046,930)	(37,720,111)	E	(110,767,041)

Total Shareholders’ Deficit	8,725,082	(42,107,295)		(33,382,213)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$30,421,954	$—		$30,421,954

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	Reverse fair value of detachable warrants as originally recorded.
E	Restatement adjustments to income statement for the year ended December 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007
	As Previously Reported	Adjustments		As Restated
REVENUE	$17,228,050	$—		$17,228,050
COST OF SALES	12,175,462	—		12,175,462

GROSS MARGIN	5,052,588	—		5,052,588

OPERATING EXPENSES:
Compensation	21,370,425	—		21,370,425
Travel and entertainment	1,369,711	—		1,369,711
Occupancy	1,776,331	—		1,776,331
Professional services	6,595,209	—		6,595,209
Insurance	316,766	—		316,766
Depreciation and amortization	3,497,262	—		3,497,262
Other operating expenses	738,437	—		738,437

TOTAL OPERATING EXPENSES	35,664,141	—		35,664,141

OPERATING LOSS	(30,611,553)	—		(30,611,553)
Loss on disposal of assets	500,914	—		500,914
Registration rights penalty	2,531,428	—		2,531,428
(Gain) loss on warrants and derivatives	—	(14,538,890)	A	(14,538,890)
Interest expense	11,877,806	27,091,298	B	38,969,104
Extinguishment of debt	—	(1,645,366)	C	(1,645,366)

Loss from continuing operations	(45,521,701)	(10,907,042)		(56,428,743)

Loss from discontinued operations, net of tax	(4,960,653)	—		(4,960,653)

NET LOSS	(50,482,354)	(10,907,042)		(61,389,396)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	(20,424,432)	20,424,432	D	—

Net income (loss) applicable to common shareholders	$(70,906,786)	$9,517,390		$(61,389,396)

LOSS PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	(1.22)	0.18		(1.04)
Loss from discontinued operations	(0.10)	(0.00)		(0.10)

Net income (loss) applicable to common shareholders	(1.32)	0.18		(1.14)

Weighted average shares outstanding - Restated	53,801,855	53,801,855		53,801,855

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.
C	Payoff of bridge loans not previously reported as extinguishment of debt.
D	Reverse deemed dividend recorded as issuance of preferred stock as a result of EITF 00-19 liability change.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Previously Reported

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$24,519,495	$(22,564,576)	$(48,904)	$1,908,116	$—
Issuance of Series AA preferred stock warrants				—	—	9,182,990	—	—	9,182,990	—
Beneficial conversion feature of Series AA preferred stock				—	—	11,241,442	—	—	11,241,442	—
Deemed dividend related to conversion of Series AA preferred stock to common stock				—	—	(20,424,432)	—	—	(20,424,432)	—
Issuance of Series AA preferred stock	—	20,635	—	—	2	17,930,608	—	—	17,930,610	—
Conversion of preferred stock to common stock	49,552,714	(20,635)	(2,516)	4,955	(2)	(4,953)	—	—	—	—
Beneficial conversion feature of junior credit facility				—	—	3,010,451	—	—	3,010,451	—
Stock warrants issued with debt financing				—	—	8,453,916	—	—	8,453,916	—
Stock and warrants issued for services	5,000,000	—	—	500	—	5,202,455	—	—	5,202,955	—
Warrant conversion	25,279,502	—	—	2,528	—	3,789,397	—	—	3,791,925	—
Registration rights penalty	4,784,623	—	—	478	—	2,530,950	—	—	2,531,428	—
Debt to equity conversion	1,019,723	—	—	102	—	152,814	—	—	152,916	—
Stock-based compensation expense				—	—	13,791,601	—	—	13,791,601	—
Issuance of common stock	17,100,408	—	—	1,710	—	2,472,437	—	—	2,474,147	—
Foreign currency translation adjustment				—	—	—	—	(40,629)	(40,629)	(40,629)
Net loss for 2007				—	—	—	(50,482,354)	—	(50,482,354)	(50,482,354)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$81,849,171	$(73,046,930)	$(89,533)	$8,725,082	$(50,522,983)

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

As Restated

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity (Deficit)	Comprehensive Loss
Balance, January 1, 2007	21,015,069	—	2,516	$2,101	$—	$19,296,655	$(49,377,645)	$(48,904)	$(30,127,793)	$—
Issuance of Series AA preferred stock	—	20,635	—	—	2	—	—	—	2	—
Conversion of Series AA preferred stock liability to common stock	45,854,513	(20,635)	—	4,585	(2)	25,219,983	—	—	25,224,566	—
Conversion of Series B preferred stock to common stock	3,700,147	—	(2,516)	370	—	(485,969)	—	—	(485,599)	—
Warrant conversion	25,277,556	—	—	2,528	—	12,484,016	—	—	12,486,544	—
Registration rights penalty	4,784,623	—	—	478	—	2,530,950	—	—	2,531,428	—
Stock issued for services	5,000,000	—	—	500	—	1,999,500	—	—	2,000,000	—
Stock-based compensation expense	—	—	—	—	—	13,791,601	—	—	13,791,601	—
Issuance of common stock	18,120,131	—	—	1,812	—	2,625,251	—	—	2,627,063	—
Foreign currency translation adjustment								(40,629)	(40,629)	(40,629)
Net loss for 2007				—	—	—	(61,389,396)	—	(61,389,396)	(61,389,396)

Balance, December 31, 2007	123,752,039	—	—	$12,374	$—	$77,461,987	$(110,767,041)	$(89,533)	$(33,382,213)	$(61,430,025)

						A	B

A	Reverse fair value of detachable warrants as originally recorded.
B	Restatement adjustments to income statement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31
	2007 As Previously Reported	2007 As Restated
CASH FLOW FROM OPERATING ACTIVITIES
Net loss from continuing operations	$(45,521,701)	$(56,428,743)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,497,262	3,497,262
Loss on disposal of assets	500,914	500,914
Consulting expenses paid in common stock and warrants	4,318,858	4,318,858
Amortization of debt discount	11,464,367	38,555,665
Registration rights penalty	2,531,428	2,531,428
Stock-based compensation	13,791,601	13,791,601
Extinguishment of debt	—	(1,645,366)
Change in fair value of embedded derivatives and warrants	—	(14,538,890)
Changes in working capital items, net of amounts acquired:
Accounts receivable	(189,834)	(189,834)
Prepaid expenses and other current assets	(1,129,205)	(1,129,205)
Deposits and other assets	(63,340)	(63,340)
Accounts payable	1,320,304	1,320,304
Accrued expenses	(121,545)	(121,545)
Deferred revenue	(107,814)	(107,814)

Total Adjustments	35,812,996	46,720,038

Net cash used in continuing operations	(9,708,705)	(9,708,705)
Net cash used in discontinued operations	(2,187,226)	(2,187,226)

Net cash used in operating activities	(11,895,931)	(11,895,931)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(365,232)	(365,232)

Net cash used in investing activities	(365,232)	(365,232)

CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in debt, net	(10,422,441)	—
Proceeds from the issuance of long-term debt	—	11,621,259
Repayment of long-term debt	—	(29,997,758)
Net proceeds from line of credit	—	7,954,058
Issuance of stock	25,233,695	25,233,695
Payment of financing costs	(375,749)	(375,749)

Net cash provided by financing activities from continuing operations	14,435,505	14,435,505
Net cash used in financing activities from discontinued operations	(2,478,122)	(2,478,122)

Net cash provided by financing activities	11,957,383	11,957,383

Effect of exchange rates on cash and cash equivalents	(40,629)	(40,629)

Increase (decrease) in cash and cash equivalents	(344,409)	(344,409)
Cash and cash equivalents, beginning of period	1,203,819	1,203,819

Cash and cash equivalents, end of period	$859,410	$859,410

	2007 As Previously Reported	2007 As Restated
SUPPLEMENTAL CASH FLOWS INFORMATION
Cash paid for interest for continuing operations	$1,761,919	$1,761,919
Cash paid for interest for discontinued operations	86,581	86,581

NON-CASH INVESTING AND FINANCING ACTIVITIES	—	—
Conversion of short-term bridge and convertible notes into preferred stock	4,585,795	—
Conversion of short-term bridge notes to junior secured facility	5,388,438	5,388,438
Issuance of common stock	313,457	313,457
Conversion of warrants to common stock	—	8,694,911
Conversion of preferred stock to common stock	—	24,738,967

CAPTIAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

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

The following table sets forth effects of the restatement on the Company’s previously reported consolidated condensed balance sheets, for the period ended March 31, 2008 and the consolidated condensed statements of operations and the consolidated condensed statements of shareholders’ equity for the three months ended March 31, 2008 and March 31, 2007. There was no impact to cash flows from operating activities, investing activities or financing activities for the three months ended March 31, 2008 or March 31, 2007.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	As of March 31, 2008				December 31, 2007 As Restated
	As Previously Reported	Adjustments		As Restated
	(Unaudited)			(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,930	$—		$6,930	$859
Accounts receivable, net of allowances	6,634	—		6,634	1,782
Prepaid expenses and other current assets	1,400	—		1,400	1,646
Current assets of discontinued operations	3	—		3	2,387

Total Current Assets	14,967	—		14,967	6,674

Property and equipment, net	1,193	—		1,193	1,418
Intangible assets, net	8,008	—		8,008	8,308
Goodwill	12,513	—		12,513	12,513
Other assets	1,916	—		1,916	478
Non-current assets of discontinued operations	10	—		10	1,031

TOTAL ASSETS	$38,607	$—		$38,607	$30,422

LIABILITIES AND SHAREHOLDERS’ DEFICIT
CURRENT LIABILITIES
Current maturities of long-term debt	$36	$—	A	$36	$5,084
Accounts payable	1,940	—		1,940	2,750
Accrued expenses	4,465	—		4,465	3,231
Deferred revenue	560	—		560	537
Current liabilities of discontinued operations	30	—		30	2,827

Total Current Liabilities	7,031	—		7,031	14,429

Liabilities for warrants to purchase common stock	32,086	5,184	B	37,270	35,883
Embedded derivatives of convertible debt	1,513	9,904	C	11,417	9,199
Long-term portion of debt	9,752	(9,438)	A	314	3,490
Deferred revenue	63	—		63	76
Non-current liabilities of discontinued operations	—	—		—	727

Total Liabilities	50,445	5,650		56,095	63,804

SHAREHOLDERS’ DEFICIT
Preferred stock	—	—		—	—
Common stock	14	—		14	12
Additional paid-in capital	64,635	25,837	D	90,472	77,462
Foreign currency translation adjustment	(95)	—		(95)	(89)
Accumulated deficit	(76,392)	(31,487)	E	(107,879)	(110,767)

Total Shareholders’ Deficit	(11,838)	(5,650)		(17,488)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$38,607	$—		$38,607	$30,422

A	Adjust long-term debt and current maturities as a result of embedded derivatives valuation.
B	Record fair value of outstanding warrants to purchase common stock
C	Record fair value of embedded derivative.
D	EITF 00-19 liability accounting adopted on January 1, 2008, with restatement, prior year impact is now recorded in proper period.
E	Restatement adjustments to income statement for the three months ended March 31, 2008.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2008
	As Previously Reported	Adjustments		As Restated
REVENUE	$9,523	$—		$9,523
COST OF SALES	4,418	—		4,418

GROSS MARGIN	5,105	—		5,105

Operating Expenses:
Compensation	4,289	—		4,289
Depreciation and amortization	536	—		536
Other operating expenses	2,857	—		2,857

Total Operating Expenses	7,682	—		7,682

Operating Loss	(2,577)	—		(2,577)
Interest expense	5,845	5,761	B	11,606
Gain on warrants and derivatives	(4,769)	(11,994)	A	(16,763)

Income (loss) from continuing operations	(3,653)	6,233		2,580

Discontinued Operations:
Loss from discontinued operations, net of tax	(91)	—		(91)
Gain on sale of discontinued operations, net of tax	399	—		399

Income from discontinued operations, net of tax	308	—		308

Net income (loss) applicable to common shareholders	$(3,345)	$6,233		$2,888

BASIC EARNINGS PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	(0.03)	0.05		0.02
Loss from discontinued operations	—	—		—

Net income (loss) applicable to common shareholders	(0.03)	0.05		0.02

Weighted average shares outstanding - Restated	135,303,454	135,303,454		135,303,454

DILUTED EARNINGS PER SHARE OF COMMON STOCK
Loss from continuing operations	—	—		0.01
Loss from discontinued operations	—	—		—

Net income (loss) applicable to common shareholders	—	—		0.01

Weighted average shares outstanding - Restated	—			192,922,548

A	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
B	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31, 2007
	As Previously Reported	Adjustments		As Restated
REVENUE	$4,000	$—		$4,000
COST OF SALES	2,260	475	A	2,735

GROSS MARGIN	1,740	(475)	A	1,265

Operating Expenses
Compensation	3,502	(252)	A	3,250
Depreciation and amortization	938	—		938
Other operating expenses	1,393	(223)	A	1,170

Total Operating Expenses	5,833	(475)	A	5,358

Operating Loss	(4,093)	—		(4,093)
Interest expense	2,872	26,696	B	29,568
Loss on warrants and derivatives	—	9,199	C	9,199
Gain on extinguishment of debt	—	(1,645)	D	(1,645)

Loss from continuing operations	(6,965)	(34,250)		(41,215)

Loss from discontinued operations, net of tax	(492)	—		(492)

Net income (loss)	(7,457)	(34,250)		(41,707)
Deemed dividend warrants and beneficial conversion features issued to preferred shareholders	(9,183)	9,183	E	—

Net income (loss) applicable to common shareholders	$(16,640)	$(25,067)		$(41,707)

LOSS PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	(0.75)	(1.17)		(1.92)
Loss from discontinued operations	(0.02)	—		(0.02)

Net income (loss) applicable to common shareholders	(0.77)	(1.17)		(1.94)

Weighted average shares outstanding - Restated	21,491,069	21,491,069		21,491,069

A	Reclassification between operating expenses and cost of goods sold to conform with current period presentation
B	Record (gain) loss on fair value of stock warrants issued and beneficial conversion feature of convertible debt and preferred stock issued.
C	Adjust for amortization of fair value of convertible debt warrants and beneficial conversion feature recorded as debt discount.
D	Payoff of bridge loans not previously reported as extinguishment of debt.
E	Reverse deemed dividend recorded as issuance of preferred stock as a result of EITF 00-19 liability change.

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

Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and includes controls and procedures designed to ensure that information required to be disclosed in these reports is accumulated and communicated to our management, as appropriate to allow timely decisions regarding the required disclosure.

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

PART III

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