Form 10-Q
period 2008-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2008-11-14
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

As of November 3, 2008, the issuer had outstanding 149,980,018 shares of its $0.0001 par value common stock.

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

PART I—FINANCIAL INFORMATION

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited) (As Restated)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,365	$859
Accounts receivable, net of allowances of $251 and $99	8,379	1,782
Prepaid expenses and other current assets	745	1,646
Current assets of discontinued operations	—	2,387

Total Current Assets	11,489	6,674
Property and equipment, net	962	1,418
Intangible assets, net	7,411	8,308
Goodwill	12,513	12,513
Other assets	2,445	478
Non-current assets of discontinued operations	—	1,031

TOTAL ASSETS	$34,820	$30,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$524	$5,084
Accounts payable	4,069	2,750
Accrued expenses	6,248	3,231
Deferred revenue, current portion	375	537
Current liabilities of discontinued operations	—	2,827

Total Current Liabilities	11,216	14,429
Liabilities for warrants to purchase common stock	29,092	35,883
Embedded derivatives of convertible debt instruments	17,906	9,198
Long-term portion of debt	2,148	3,490
Deferred revenue, net of current portion	49	76
Non-current liabilities of discontinued operations	—	728

Total Liabilities	60,411	63,804

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding at September 30, 2008 and at December 31, 2007, respectively	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 149,230,018 and 123,752,039 issued and outstanding at September 30, 2008 and December 31, 2007, respectively	15	12
Additional paid-in capital	95,780	77,462
Foreign currency translation adjustment	(70)	(89)
Accumulated deficit	(121,316)	(110,767)

Total Shareholders’ Equity (Deficit)	(25,591)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$34,820	$30,422

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
Revenue	$5,789	$4,369	$23,963	$12,596
Cost of sales	3,976	3,176	12,623	8,754

Gross margin	1,813	1,193	11,340	3,842

Operating expenses
Compensation	3,319	3,499	12,410	11,537
Depreciation and amortization	446	879	1,411	2,594
Other operating expenses	3,161	1,464	8,542	4,202

Total operating expenses	6,926	5,842	22,363	18,333

Operating loss	(5,113)	(4,649)	(11,023)	(14,491)
Interest expense	1,941	3,409	14,986	35,773
Registration rights penalty	1,140	—	2,280	—
(Gain) or loss on warrants and derivatives	(1,719)	(15,263)	(17,189)	(44,727)
(Gain) or loss on extinguishment of debt	—	—	—	(1,645)

Income (loss) from continuing operations	(6,475)	7,205	(11,100)	(3,892)

Discontinued operations
Income (loss) from discontinued operations, net of tax	(18)	(4,649)	(104)	(5,483)
Gain on sale of discontinued operations, net of tax	257	—	655	—

Income (loss) from discontinued operations, net of tax	239	(4,649)	551	(5,483)

Net income (loss)	$(6,236)	$2,556	$(10,549)	$(9,375)

Basic earnings (loss) per share of common stock
Income (loss) from continuing operations	$(0.04)	$0.10	$(0.08)	$(0.10)
Income (loss) from discontinued operations	—	(0.06)	—	(0.14)

Net income (loss) applicable to common shareholders	$(0.04)	$0.04	$(0.08)	$(0.24)

Weighted average shares outstanding	148,507,511	71,829,042	143,748,976	39,462,198

Diluted earnings (loss) per share of common stock
Income (loss) from continuing operations	$(0.04)	$0.08	$(0.08)	$(0.10)
Income (loss) from discontinued operations	—	(0.05)	—	(0.14)

Net income (loss) applicable to common shareholders	$(0.04)	$0.03	$(0.08)	$(0.24)

Weighted average shares outstanding	148,507,511	97,688,710	143,748,976	39,462,198

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited and As Restated)

	Common Shares	Series AA Preferred Shares	Series B Preferred Shares	Common Stock	Preferred Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2007 (As Restated)	21,015,069	—	2,516	$2	$—	$19,297	$(49,378)	$(49)	$(30,128)
Issuance of Series AA preferred stock	—	20,635	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	5,081	—	—	5,081
Issuance of common stock	695,811	—	—	—	—	326	—	—	326
Stock issued as penalty for failure to register	1,029,773	—	—	—	—	631	—	—	631
Foreign currency translation adjustment	—	—	—	—	—	—	—	(22)	(22)	$(22)
Conversion of Series AA preferred stock liability to common stock	45,854,513	(20,635)	—	5	—	25,220	—	—	25,225
Conversion of Series B preferred stock liability to common stock	3,698,201	—	(2,516)	—	—	(486)	—	—	(486)
Net loss for the nine months ended September 30, 2007	—	—	—	—	—	—	(9,375)	—	(9,375)	(9,375)

Balance, September 30, 2007 (As Restated)	72,293,367	—	—	$7	$—	$50,069	$(58,753)	$(71)	$(8,748)	$(9,397)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share amounts)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Foreign Currency Translation Adjustment	Total Equity	Comprehensive Loss
Balance, January 1, 2008 (As Restated)	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless warrant conversion	3,767,612	1	3,659	—	—	3,660
Cashless exercise of stock options	804,626	—	—	—	—	—
Registration rights penalty	477,185	—	241	—	—	241
Debt to equity conversion	20,261,890	2	8,741	—	—	8,743
Stock-based compensation expense	—	—	5,643	—	—	5,643
Foreign currency translation adjustment	—	—	—	—	19	19	$19
Issuance of common stock	166,666	—	34	—	—	34
Net loss for the nine months ended September 30, 2008	—	—	—	(10,549)	—	(10,549)	(10,549)

Balance, September 30, 2008	149,230,018	$15	$95,780	$(121,316)	$(70)	$(25,591)	$(10,530)

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(in thousands, except share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2008	2007 (As Restated)
Net cash used in operating activities from continuing operations	$(9,525)	$(7,173)
Net cash used in operating activities from discontinued operations	(431)	845

Net cash used in operating activities	(9,956)	(6,328)

Net cash used in investing activities from continuing operations	(57)	(454)
Net cash provided by investing activities from discontinued operations	846	—

Net cash provided by investing activities	789	(454)

Net cash provided by financing activities from continuing operations	10,654	8,821
Net cash used in financing activities from discontinued operations	—	(2,478)

Net cash provided by financing activities	10,654	6,343

Effect of exchange rate on cash and equivalents	19	(22)

Increase (decrease) in cash and cash equivalents	1,506	(461)
Cash and cash equivalents – beginning of period	859	1,204

Cash and cash equivalents – end of period	$2,365	$743

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$756	$1,372
Cash paid for interest for discontinued operations	—	52

NON-CASH INVESTING AND FINANCING ACTIVITIES
Debt to equity conversion	$8,743	$—
Conversion of short-term bridge notes to Junior Secured Facility	—	5,388
Issuance of common stock for cashless conversion of warrants	3,660	—
Registration rights penalty	241	—

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Consolidated Condensed Financial Statements

September 30, 2008 (Unaudited)

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

Cash and Cash Equivalents

The Company considers short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents. The Company had $0.2 million of cash restricted for outstanding letters of credit as of September 30, 2008 and December 31, 2007.

Intangible Assets and Goodwill

Intangible assets are assets acquired from an independent party. The assets have no significant residual values. There are no intangible assets that are not subject to amortization. The acquired intangible assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset or asset group may not be recoverable. The Company has determined that no impairments existed as of September 30, 2008. An impairment loss is recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. The amount of the impairment loss to be recorded represents the excess of the asset’s carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis.

Gross carrying amounts, accumulated amortization, and estimated amortization period for each major intangible asset class are as follows:

		as of September 30, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Developed technology	5 to 11	$5,805	$(1,307)	$4,498
Trade names	3	350	(217)	133
Customer base	6 to 10	3,560	(780)	2,780

Total	9.29 weighted-average years	$9,715	$(2,304)	$7,411

		as of December 31, 2007
		Gross Carrying Amount	Accumulated Amortization	Net
		(in thousands)
Developed technology		$5,805	$(809)	$4,996
Trade names		350	(129)	221
Customer base		3,560	(469)	3,091

Total		$9,715	$(1,407)	$8,308

Amortization expense for the nine month periods ended September 30, 2008 and 2007 related to the intangible assets was $0.9 million and $0.9 million, respectively. Estimated amortization expense for the intangible assets is as follows for the years or other defined periods ending December 31:

(in thousands)
Remaining three months of 2008	$300
2009	1,185
2010	1,081
2011	1,060
2012	857
Thereafter	2,928

$7,411

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have been no current events or circumstances that would indicate an impairment of goodwill exists. There were no changes in the acquired amount of goodwill as of September 30, 2008 and December 31, 2007 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	September 30, 2008	December 31, 2007
	(in thousands)
Acquisition of 20/20	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754
Acquisition of GCG	1,949	1,949

End of the period	$12,513	$12,513

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

Comprehensive income (loss)

SFAS No. 130, Reporting Comprehensive Income (SFAS 130), establishes standards for reporting and displaying of comprehensive income or loss, its components, and accumulated balances. Comprehensive income or loss is defined to include all changes in equity except those resulting from investments by, and distributions to, shareholders. The following is the Company’s comprehensive loss for the three and nine-month periods ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007 (As Restated)	2008	2007 (As Restated)
	(in thousands)		(in thousands)
Net income (loss), as reported	$(6,236)	$2,556	$(10,549)	$(9,375)
Foreign currency translation adjustment	34	(11)	19	(22)

Comprehensive income (loss)	$(6,202)	$2,545	$(10,530)	$(9,397)

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

As of September 30, 2007, there were 19.0 million stock options and 82.2 million stock warrants outstanding that potentially could have been converted into common shares.

On June 25, 2007, the Company’s shareholders approved an increase in the number of authorized common shares from 25 million to 350 million, resulting in the conversion of all series of preferred stock into common stock. At that date, the Company had a total of 2,516.10 and 20,634.53 shares of Series B and Series AA Convertible preferred stock that converted into 3,698,147 and 45,854,567 shares of common stock, respectively. Also outstanding were warrants to purchase 2,020.756 shares of Series A preferred stock, which were convertible into 2,245,262 shares of common stock upon exercise.

As of September 30, 2008, there were 73.9 million stock options and 80.5 million stock warrants outstanding that potentially could be converted into common shares.

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

The Company has applied the aforementioned guidance and restated prior amounts, as necessary, for September 2006 through March 2008. This restatement, reported in our Form 10-KSB/A filed on August 15, 2008, includes, among other things, balance sheet reclassification of warrants and preferred stock from the statement of shareholder’s equity to a liability account. In addition, it requires a non-cash charge to mark the related liabilities to fair value at each balance sheet date. Balances effected by the restatement may also bear the notation “As Restated.”

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

On August 26, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (“Purchaser”) pursuant to which Nexvu sold its assets to the Purchaser. The purchase price for the assets was $0.25 million, of which $0.125 million was paid at closing with the balance due in 2009. The Purchaser signed a promissory note for $0.125 million.

In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations for the financial statements presented herein. Revenues for the nine-month periods ended September 30, 2008 and 2007 were $1.0 million and $7.3 million, respectively. Losses from discontinued operations for the nine-month periods ended September 30, 2008 and 2007 were $0.1 million and $5.5 million, respectively. The operating results related to Frontrunner and Nexvu are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the nine-month period ended September 30, 2008 was $0.7 million.

The discontinued operations assets and liabilities are as follows:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
	(in thousands)
Current assets of discontinued operations
Accounts receivable, net	$—	$1,298
Inventory	—	864
Prepaid expenses and other current assets	—	58
Other current assets	—	167

Total current assets of discontinued operations	—	2,387

Non-current assets of discontinued operations
Property and equipment, net	—	505
Intangible assets, net	—	526
Other assets	—	—

Non-current assets of discontinued operations	—	1,031

Total assets from discontinued operations	$—	$3,418

Current liabilities of discontinued operations
Accounts payable	$—	$326
Accrued expenses	—	644
Advanced billing	—	390
Warranty reserve	—	99
Deferred revenue, current portion	—	1,368

Total current liabilities of discontinued operations	—	2,827

Non-current liabilities of discontinued operations
Long-term portion of notes	—	728

Non-current liabilities of discontinued operations	—	728

Total liabilities of discontinued operations	$—	$3,555

NOTE 4. Debt.

Debt as of September 30, 2008 and December 31, 2007 consists of the following:

	September 30, 2008	December 31, 2007 (As Restated)
	(in thousands)
Secured convertible debentures, with an outstanding balance of $18.7 million, bearing a 5% coupon for the first two years and a 10% coupon for the last three years, secured, due March 2013. Debt discount at issuance of $21.7 million. As of September 30, 2008, the balance was reported net of $16.6 million, which represents the unamortized value of the debt discount.	$2,075	—
Senior secured line of credit, with an outstanding balance of $5.5 million, bearing interest at 15%, due July 2008. Debt discount at issuance of $2.4 million. As of December 31, 2007, the balance of the debt was reported net of $1.1 million, which represents the unamortized value of the debt discount.	—	$4,377
Junior secured facility, with a face amount of $9.3 million, bearing simple interest at 12%, due January 2009. Debt discount at issuance of $18.3 million. As of December 31, 2007, the balance of the debt was reported net of $5.9 million, which represents the unamortized value of the debt discount.	—	3,374
Short-term bridge facility, with an outstanding balance of $0.2 million, bearing interest at 12%, due September 30, 2007, which was subsequently extended. Debt discount at issuance of $0.2 million. As of December 31, 2007, the balance of the debt was reported net of $0.2 million, which represents the unamortized value of the debt discount.	—	48
Unsecured notes payable to creditor with an interest rate of 5%, subject to certain conditions will convert into a new secured subordinated debenture substantially in the form of the March 2008 Debentures	500	—
Unsecured notes payable to creditors with an interest rate of 8%, principal payments commencing in January 2007, maturing December 2008	—	601
Unsecured loans from certain employees of Magenta, bearing interest at 8.43%, due upon demand.	87	138
Capital lease obligations.	10	36

Total	2,672	8,574
Less: current maturities	524	5,084

Long-term portion	$2,148	$3,490

Debentures. On March 11, 2008, the Company completed a private placement of $19.0 million of securities (“Purchase Agreement”) with a number of investors (“Purchasers”). The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share and having a term ending five years from the closing date. The Conversion price on all Debentures still outstanding 210 days after the closing shall be reset to 90% of the volume weighted average price for the five trading days immediately prior to such date – if such amount is lower than $0.50 per share. The contemplated 210-day period ended on October 7, 2008 and the new conversion price was determined to be $0.24 per share. See the “Subsequent Events” note for further discussion. The Conversion price can also be reset for (i) forward and reverse splits and other extraordinary transactions and (ii) a full ratchet clause that effectively lowers the purchase price to the lowest price at which there is any subsequent placement of the Company’s common stock (or common stock equivalents), subject to certain exempt issuances not triggering such lowering of price.

Proceeds pursuant to the Purchase Agreement, net of $1.7 million of advisory fees paid to Capstone Investments and Aequitas Capital Management, were used to extinguish the senior secured debt as well as all remaining subordinated debt that had not been converted to equity prior to the execution of the Purchase Agreement. These outstanding balances were $6.6 million and $2.0 million, respectively, at the closing date. The remaining proceeds were retained for working capital purposes and the unamortized deferred financing costs related to the extinguished debt were recognized. In addition to the cash paid fees, the Company issued to Capstone a warrant to purchase 2,660,000 shares of common stock. Such Warrant contains substantially similar terms and conditions (including exercise price and expiration date) to the Warrants issued to the Purchasers and described below, but does not carry registration rights.

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

During the first year, the Company will have the right to call up to 25% of the Debentures outstanding at 105% of their stated value (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity). In the second year, the Company may call up to 100% of the Debentures upon tender of the full amount owing with respect to the Debentures (plus all interest that would have accrued on the prepaid amount were the Debentures held to maturity), provided the Company is in compliance with all of its obligations under the Debentures. The Debentures are subject to a number of other restrictions, conditions, sanctions, and negative covenants. The Debentures are convertible from time to time at the option of their holders at the Conversion Price of $0.50 per share, subject to certain adjustments, which conversion price has been reset to $0.24 per share, subject to full ratchet anti-dilution adjustment.

The Purchase Agreement calls for the issuance of Warrants comprising the right to purchase up to 50% of the shares issuable per the Debentures (19 million shares of common stock in the aggregate for all of the Warrants) at an exercise price of $0.73 per share (subject to adjustment as discussed below). The Warrants expire five years from the closing date and may be exercised for cash or on a cashless basis and are subject to certain other conditions. The Warrants also contain a full ratchet anti-dilution clause which effectively provides that if there is a subsequent issuance of common stock at a price per share below $0.73, the exercise price of the Warrants ratchets to the lower price and the number of shares purchasable under the Warrants ratchet up so that the aggregate purchase price to be paid based on the lower exercise price is the same aggregate purchase price that was payable based on the original exercise price.

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

The Company filed the registration statement discussed above on April 29, 2008 and the SEC elected to undertake a “full review.” Due to the complexity of the issues raised in that review and the difficulty of the aforementioned restatement activity, the Company anticipates that it will not have the underlying common stock registered before the maximum penalty is incurred and has therefore accrued the full six months of the related liquidated damages penalty.

The Company and all of its subsidiaries entered into a Security Agreement pursuant to which it granted to the Purchasers a security interest in all of its assets, including a pledge by the Company of all of the capital stock of each of its subsidiaries. Upon an Event of Default, the Purchasers may take possession of the collateral and operate the business.

Senior Secured Facility. In January 2007, the Company closed the initial funding of $7.0 million of borrowings on an eighteen-month, $12 million Senior Secured Facility issued to the Company by a Senior Lender. This Senior Secured Facility was retired on March 11, 2008. The Credit Agreement for the facility named the Company and its subsidiaries as co-borrowers and provided for a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. It required the payment of interest on a monthly basis at the greater of 15% per annum or prime plus 7% and had a $250,000 prepayment penalty until the last thirty days of the facility. There was a $3,000 per month collateral management fee, a 0.5% per month unused line fee, and an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the facility. Further, the Company agreed to pay the Senior Lender a fee of 5% of the maximum amount of the facility, with one half funded on the closing date and the second half due six months following the closing. The Company also paid a fee of $250,000 to a placement agent in connection with the facility. As of December 31, 2007, the Company’s borrowing capacity was $0.5 million.

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

The weighted-average interest rate on the debt listed above excluding the effect of the amortization of the fair value of the related warrants is 8.0% and 12.8% as of September 30, 2008 and December 31, 2007, respectively.

The aggregate scheduled principal re-payments of long-term debt for the next five years are as follows:

(in thousands)
Remaining three months of 2008	$510
2009	19
2010	15
2011	16
2012	18
Thereafter	18,684

Total	$19,262

NOTE 5. Stock Warrants.

At September 30, 2008 and 2007, respectively, the Company had 80.5 million and 82.1 million warrants outstanding to purchase its common stock. Certain warrants were originally issued as Series B preferred stock warrants and Series AA preferred stock warrants. Under the terms of the warrant agreements, these preferred warrants automatically converted to warrants to purchase common stock of the Company effective as of June 25, 2007 upon the approval of an amendment to the Company’s articles of incorporation authorizing 350 million shares of common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of September 30, 2008:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	37,296	$0.30-$0.65	$0.332
2010	675	$0.35-$0.36	$0.356
2011	7,846	$0.45-$0.70	$0.576
2012	13,000	$0.15-$0.50	$0.263
2013	21,660	$0.73	$0.730

Total warrants outstanding	80,477		$0.452

All outstanding warrants expire no later than March 2013.

Warrant activity from December 31, 2007 through September 30, 2008 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	67,107	$0.347	2.6
Warrants issued in connection with debt financing	19,000	0.730
Warrants issued for services received	2,660	0.730
Exercised	(8,290)	0.326
Forfeited/canceled	—	—

Outstanding at September 30, 2008	80,477	$0.452	2.6	$975

During the three and nine-month periods ended September 30, 2008, respectively, 1.1 million and 8.3 million warrants were exercised. All were completed in a cashless method except for 55,555 that were exercised for cash during the three-month period ended September 2008. As a result, the Company issued 0.3 million and 3.8 million shares for the same respective periods, net of shares used to complete the cashless exercise. The intrinsic value of warrants exercised in 2008 was $0.2 million and $2.2 million for the three and nine-month periods ended September 30, 2008, respectively. There were no warrants exercised in the three and nine-month periods ended September 30, 2007. For the nine-month period ended September 30, 2007, 500,000 warrants with a weighted average exercise price of $1.35 expired. No tax benefit has been recorded in connection with the above warrant-related expenses due to the net loss carryforward position of the Company.

On October 7, 2008, the conversion price for the convertible debentures and related warrants issued on March 11, 2008 was re-set, pursuant to the terms of the respective agreements, from $0.50 to $0.24. The original exercise price of the warrants was $0.73. At the same time, the amount of related warrants was increased by 38.8 million (in addition to the 19.0 million issued at March 11, 2008). The effect of this re-set has been recorded as of September 30, 2008. See the “Subsequent Events” note for further discussion.

The weighted average fair value of warrants issued is as follows:

	September 30, 2008	December 31, 2007
Warrants granted in connection with debt financing	$0.555	$0.606
Warrants granted in connection with equity financing	—	0.675
Warrants granted for services received	0.555	0.502
Weighted average fair value all grants issued in the year	0.555	0.641

The total fair value of warrants issued and immediately exercisable during the nine-month periods ended September 30, 2008 and 2007, respectively, was $12.0 million and $46.0 million. There were no warrants issued during the third quarter of 2008.

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

	September 30, 2008	December 31, 2007
Weighted-average exercise price	$0.730	$0.530
Weighted-average volatility	160.6%	100.0%
Expected dividends	0.0%	0.0%
Expected term (in years)	5.0	2.5
Weighted-average risk-free interest rate	2.46%	4.56%

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

•

On March 11, 2008, the Company entered into the Purchase Agreement discussed above. The conversion features of the related Debentures include a reset provision by which the exercise price will be reset to 90% of the ten-day volume weighted average pricing 210 days after issuance. Because of this provision, there is the potential that the Company will not have sufficient shares of common stock outstanding to settle the outstanding debt, if converted, and the outstanding warrants and options. On October 7, 2008, the conversion price for the convertible debentures and related warrants issued on March 11, 2008 was re-set, pursuant to the terms of the respective agreements, from $0.50 to $0.24. See the “Subsequent Events” note for further discussion.

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

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of September 30, 2008 and December 31, 2007, the fair value of the derivatives embedded in preferred stock and convertible debt was $17.9 million and $9.2 million, respectively.

The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of September 30, 2008 and December 31, 2007, the fair value of the warrants was $29.1 million and $35.9 million, respectively.

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

Liabilities measured at fair value on a recurring basis at September 30, 2008 are as follows:

(in millions)	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2008
Derivative financial instruments		$17.9		$17.9
Warrant liability		$29.1		$29.1

The effect of the October 7, 2008 re-set of the conversion price for the convertible debentures has been recorded as of September 30, 2008 and, as a result, liability for warrants to purchase common stock and embedded derivatives of convertible debt instruments were increased by $11.4 million and $6.5 million, respectively. See the “Subsequent Events” note for further discussion.

NOTE 7. Share-Based Compensation.

The Company accounts for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payments (SFAS 123R), which requires the measurement and recognition of compensation costs at fair value for all share-based payments, including stock options and non-vested stock.

The following table summarizes the activity under the stock option plan and other stock grants for the nine-month period ended September 30, 2008:

	Shares (000)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	60,708	$0.383
Granted	14,850	0.556
Exercised	(1,150)	0.185
Forfeited/canceled	(547)	1.022

Outstanding at September 30, 2008	73,861	$0.416	9.0	$4,806

Exercisable at September 30, 2008	33,039	$0.409	8.9	$2,276

The weighted average grant-date fair value of options granted during the nine-month periods ended September 30, 2008 and 2007 was $0.554 and $0.730, respectively. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. The Company used the following factors to calculate the fair value of stock option grants issued:

	September 30, 2008	December 31, 2007
Expected volatility	130.8 -167.2%	100.0%
Expected life (in years)	5.0	5.0
Risk free interest rate	2.13% -2.51%	3.85%
No dividend payments are anticipated

The intrinsic value of options exercised during the nine-month period ended September 30, 2008 was $0.5 million. All exercises were made using a cashless method and 345,373 share options were surrendered as payment of the exercise price. There were no exercises during the three-month period ended September 30, 2008 or during the three and nine-month periods ended September 30, 2007.

For the three-month periods ended September 30, 2008 and 2007, the Company recognized compensation expense for stock option awards totaling $1.3 million and $1.0 million, respectively. For the nine-month periods ended September 30, 2008 and 2007, compensation expense associated with stock option awards was $5.6 million and $5.1 million. No tax benefit has been recorded related to stock-based compensation expense. At September 30, 2008, unrecognized compensation expense related to stock options totaled $20.2 million with a remaining weighted average amortization period of 2.1 years.

NOTE 8. Shareholders’ Equity (Deficit).

Preferred stock. The Company has 5.0 million preferred shares authorized of which 100,000 shares are reserved for issuance as Series A; 100,000 shares are reserved for issuance as Series B; and 120,000 shares are reserved for issuance as Series AA; all of which have a par value of $0.0001 per share. There were no preferred shares outstanding at September 30, 2008 or December 31, 2007. The preferred stock previously issued was automatically converted to Company common stock upon ratification of an amendment to the Company’s Articles of Incorporation on June 25, 2007, which increased the authorized common shares to 350.0 million shares. The Series A and Series B shares enjoyed liquidation preferences of $1.00 per share until converted to common stock and do not have dividend privileges. The Series AA shares enjoyed liquidation preferences of $1,000 per share and a 10% dividend until converted to common stock. Series A, B, and AA shares have voting rights on an as-converted basis.

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

The Company also entered into a Registration Rights Agreement with the Units purchasers which obligates the Company to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There is a penalty of 1% of the purchase price of the Units per month for each month that the Company is late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The Two-Year Warrants and Three-Year Warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the Warrants, the Warrants require the Company to modify the terms of the warrants to either: (i) extend the outside date for the warrants to a year following the date of declaration of effectiveness of a registration statement with respect to the shares underlying the warrants or (ii) modify the exercise rights under the warrants to be cashless, with an extension on the outside date for exercise of the warrants to be the later of their original term or one year following the modification to make them cashless. As of September 30, 2008 and December 31, 2007, the Company had not filed a registration statement and therefore was obligated to issue 477,185 and 4,784,623 shares of common stock, respectively representing a non-cash registration rights penalty of $0.2 million and $2.5 million, respectively. Holders of the affected shares include certain members of the Company’s Board of Directors. During the first quarter, the Company advised these holders that their warrants were made cashless and the outside date for exercise of the warrants expiring December 31, 2008 was February 4, 2009.

In connection with the Senior Secured Facility, on January 19, 2007, the Company issued to its Senior Lender warrants, with a fair value of $1.8 million to purchase an aggregate of 1,125.0 shares of Series AA preferred stock (2.5 million shares of common stock, on an as-converted basis). Warrants with respect to one half of the shares were exercisable on or before December 31, 2008 at an exercise price equal to $0.45 per share of common stock, on an as-converted basis, and warrants with respect to the one half of the shares were exercisable on or before December 31, 2009 at an exercise price equal to $0.65 per share of common stock on an as-converted basis. In connection with the October 31, 2007 Waiver and Amendment to the Agreement, a new five-year warrant to purchase up to 3.5 million shares of common stock at $0.15 was issued and the previously issued warrants above were cancelled. The new warrant provides for, among other things, cashless exercise, anti-dilution, and piggyback registration rights. Using the Black-Scholes pricing model, this modification resulted in a $0.5 million increase in the fair value of the warrants.

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

2008 Activity. On March 11, 2008, the Company completed a private placement of $19.0 million of securities with a number of Purchasers. The securities comprise (i) variable rate senior secured convertible debentures (“Debentures”) in an aggregate principal amount of $19.0 million, convertible into common stock of the Company at $0.50 per share, subject to adjustment (the “Conversion Price”); representing 38 million shares of common stock on an as-converted basis; and (ii) one warrant per Debenture, providing a right to purchase 50% of the number of shares of common stock purchasable with the original principal amount of the Debentures, at a price of $0.73 per share having a term ending five years from the closing date, subject to adjustment. The Warrants may be exercised for cash or on a cashless basis and are subject to certain other conditions.

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

During the second quarter of 2008, the Company issued 1,066,487 of common shares related to the cashless conversion of warrants with exercise prices ranging from $0.30 and $0.39.

During the third quarter of 2008, the Company issued 342,619 of common shares related to the cashless conversion of warrants with exercise prices ranging from $0.30 and $0.39 and 55,555 of common shares in connection with a warrant exercise. In addition, 670,000 common shares were issued in connection with conversions of $335,000 of the secured debentures issued in March 2008.

NOTE 9. Transactions with Related Parties.

On May 1, 2008, the Company granted an option to purchase 625,000 shares of its common stock at an exercise price of $0.59 per share to each of its three resigning Directors. The Company recognized compensation expense of $1.2 million in the second quarter of 2008 in connection with these options, which vested upon grant.

On May 2, 2008, the Company granted an option to purchase 400,000 shares of its common stock at an exercise price of $0.60 per share to each of its six new Directors. The Company recognized $0.4 million of expense in the second quarter of 2008 in connection with the grants, based upon 25% vesting at grant date.

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

Within the Company’s one operating segment, revenues generated from Optimization Solutions totaled $2.2 million and $13.7 million for the three and nine-month periods ended September 30, 2008, respectively, which represents professional services, remote network management services, and the use of automated pricing software. For the same periods in 2007, revenues from Optimization Solutions totaled $1.9 million and $5.7 million, respectively. Revenues generated from Connectivity Solutions totaled $3.6 million and $10.3 million for the three and nine-month periods ended September 30, 2008, respectively, from the design, delivery, and management of networks. For the same periods in 2007, revenues from Connectivity Solutions totaled $ 2.5 million and $6.9 million, respectively. A major Optimization Solutions customer ($6.7 million) represented 28% of total 2008 revenues year-to-date and 68% of total accounts receivable at September 30, 2008. A major Connectivity Solutions customer ($3.4 million) represented 14% of total 2008 revenues-to-date and 12% of total accounts receivable at September 30, 2008

Revenues generated outside the United States during the three and nine-month periods ended September 30, 2008 and 2007, respectively, totaled $0.2 million and $1.3 million; and $0.2 million and $0.7 million, respectively. All of the Company’s international revenue was generated in the European Union.

As of September 30, 2008 and December 31, 2007, the Company’s identifiable assets outside the United States totaled $0.1 million and $40,000, respectively. All of the Company’s identifiable international assets were located in the United Kingdom.

NOTE 11. Going Concern.

Cash on hand at September 30, 2008 was $2.4 million (including $0.2 million restricted for outstanding letters of credit). The Company has incurred operating losses of $11.0 million and $14.5 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Results for the nine-month periods ended September 30, 2008 and 2007 include $6.8 million and $5.1 million, respectively, of non-cash expenses relating to the accounting treatment for stock-based compensation as well as professional services purchased with warrants. Additionally, cash used in operating activities from continuing operations was $9.5 million and $7.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise some doubt about its ability to continue as a going concern. However, the successful delivery on major contracts signed within the last year is anticipated to move the Company into profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

The Company continues to find support amongst its shareholders’ and other investors, as evidenced by the $19.0 million financing completed in the first quarter of 2008. This capital was used to pay off essentially all of the Company’s outstanding debt. The balance of the funds are being used for operations and to support the Company’s successful new business development efforts.

NOTE 12. Subsequent Events.

Conversion Price Re-set. The Variable Rate Senior Secured Convertible Debentures issued on March 11, 2008 included a provision that, on the 210th calendar day after issuance, the conversion price for the debentures would be reduced to 90% of the volume weighted average price for the five trading days immediately prior to that date. The contemplated 210-day period ended on October 7, 2008 and the new conversion price was determined to be $0.24 per share. This value was used in determining the liability for warrants to purchase common stock and the embedded derivatives of convertible debt instruments.

Interest and Loan Purchase Agreement. On November 14, 2008, the Company entered into an Interest and Loan Purchase Agreement (the “ILPA”) with Vanco plc, a U.K. corporation in administration (“Seller”) to purchase all of the outstanding membership interests (the “Interests”) of Vanco Direct USA, LLC (“Vanco Direct”). The Company and Seller are submitting a joint application to the Federal Communications Commission for the granting of a special temporary authority (“STA”) to operate the assets of Vanco Direct under a management services agreement pending the formal approval of the change in beneficial ownership. The ILPA contemplates that the purchase price for the Interests of $15.2 million will be funded shortly following the granting of the STA. At closing, the financing underlying the transaction will include a senior secured loan, original issue discount junior secured convertible debentures, a subordinated unsecured convertible debenture, and certain intercreditor agreements among the parties.

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

Remote Management Services employs the Company’s highly-integrated Operations Support Systems (OSS) and state of the art Network Operations Center (NOC) to deliver network monitoring and management of customer networks. This service can be delivered as a stand-alone service for networks not provided by us or it can be bundled as part of a complete network solution delivered via the Connectivity Solutions business unit. Remote Management Services are proactive, 7X24 monitoring and management services that leverage automated fault and performance management systems, integrated trouble ticketing and reporting systems, and world-class network engineering and operations expertise to provide a premium level of service for a customer’s most critical networks. Remote Management Services are contracted on a monthly recurring basis.

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

The Company is (and has been since its 2006 reorganization) investing its time, team resources and capital in the scaling of its systems and personnel in order to meet the demand among its clients for its novel products. The successful delivery on major contracts signed in the last year is anticipated to put the Company into a sustained period of growth of profitability. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Cash on hand at September 30, 2008 was $2.4 million (including $0.2 million restricted for outstanding letters of credit). The Company has incurred net losses from continuing operations of $11.1 million and $3.9 million for the nine-month periods ended September 30, 2008 and 2007, respectively. Results for 2008 to date include $6.8 million in non-cash expenses relating to the accounting treatment for stock-based compensation as well as professional services purchased with warrants. Cash used in operating activities from continuing operations was $9.5 million and $7.2 million for the nine-month periods ended September 30, 2008 and 2007, respectively. The Company’s recurring losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern.

Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors, as evidenced by the $19.0 million financing completed in the first quarter of 2008. This capital was used to pay off essentially all of the Company’s outstanding debt. The balance of the funds is being used for operations and to support the Company’s successful new business development efforts.

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

Results for the three-month period ended September 30, 2008 compared to 2007

Continuing Operations

Total revenues for the three-month period ended September 30, 2008 were $5.8 million compared to $4.4 million for the same period in 2007, representing a 32% increase. This increase is primarily due to a significant new contract in our Connectivity Solutions line of business.

Revenues generated from Optimization Solutions totaled $2.2 million for the three-month period ended September 30, 2008 compared to $1.9 million for the same period in 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $3.6 million for the three-month period ended September 30, 2008 compared to $2.5 million for the same period in 2007, which is from the delivery of turn-key global networks and system management services. The increase was driven by a large novation customer that was initiated in the fourth quarter of 2007.

The consolidated gross margin rate was 31% for the three-month period ended September 30, 2008 compared to 27% for the same period in 2007. This increase was driven primarily by the delivery of higher margin connectivity consulting services to the new customer mentioned above. Optimization Solutions’ gross margin totaled $1.0 million or 45% for the three-month period ended September 30, 2008 as compared to $0.8 million or 43% for the same period in 2007. Connectivity Solutions’ margin totaled $0.8 million or 23% compared to $0.4 million or 16% for the same period in 2007.

Operating expenses for the third quarters of 2008 and 2007 consists of the following:

	Three Months Ended September 30,
	2008	2007 (As Restated)
	(in thousands)
Compensation	$3,319	$3,499
Professional services	2,218	468
Depreciation and amortization	446	879
All other operating expenses	943	996

Total operating expenses	$6,926	$5,842

Compensation expense was down slightly at $3.3 million for the three-month period ended September 30, 2008 as compared to 2007. Included in compensation expense for 2008 are non-cash charges of $1.3 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $1.0 million for the same period in 2007. Other compensation expense is lower in 2008 by $0.5 million due in part to lower operations staffing levels in several locations.

Professional services increased $1.7 million for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007, due in part to additional advisory expenses and utilization of outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.4 million for the three-month period ended September 30, 2008 as compared to the three-month period ended September 30, 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007 and certain assets becoming fully depreciated during the same time frame.

Other operating expenses were down slightly for the three-month period ended September 30, 2008 as compared to the same period for 2007. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended September 30, 2008 reflect interest of $1.9 million, a decrease of $1.5 million from the three-month period ended September 30, 2007. Interest expense for the three-month periods ended September 30, 2008 and 2007 includes $1.4 million and $1.3 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. The weighted average interest rate was 8.0% and 12.5% for the three-month periods ended September 30, 2008 and 2007, respectively.

Results for the three-month period ended September 30, 2008 reflect a gain on warrants and derivatives of $1.7 million compared to a gain of $15.3 million for the comparable period in 2007. The current and prior year’s gain was driven mainly by the decrease in the Company’s stock price while 2008 included the effects of a modest amount of cashless exercises. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

Total revenues for the three-month period ended September 30, 2008 were $8,000 compared to $2.4 million for the same period in 2007. The loss from discontinued operations for the three-month period ended September 30, 2008 was $18,000 compared to a $4.7 million loss for the same period in 2007. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner and Nexvu.

Results for the nine-month period ended September 30, 2008 compared to 2007

Continuing Operations

Total revenues for the nine-month period ended September 30, 2008 were $24.0 million compared to $12.6 million for the same period in 2007, representing a 90% increase. This increase is primarily due to the recognition of revenue in 2008 in connection with significant new contracts in both the Optimization Solutions and Connectivity Solutions lines of business.

Revenues generated from Optimization Solutions totaled $13.7 million for the nine-month period ended September 30, 2008 compared to $5.7 million for the same period in 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $10.3 million for the nine-month period ended September 30, 2008 compared to $6.9 million for the same period in 2007, which is from the delivery of turn-key global networks and system management services. The increase was driven by a large novation customer that was initiated in the fourth quarter of 2007.

The consolidated gross margin rate was 47% for the nine-month period ended September 30, 2008 compared to 31% for the same period in 2007. This increase was driven primarily by the delivery of higher margin optimization services to the new customer mentioned above. Optimization Solutions’ gross margin totaled 10.0 million or 74% for the nine-month period ended September 30, 2008 as compared to $2.6 million or 46% for the same period in 2007. Connectivity Solutions’ margin totaled $1.3 million or 12% – which is net of the upfront cost of a novation for a large customer – compared to $1.3 million or 18% for the same period in 2007.

Operating expenses for the nine-month periods ended September 30, 2008 and 2007 consists of the following:

	Nine Months Ended September 30,
	2008	2007 (As Restated)
	(in thousands)
Compensation	$12,410	$11,536
Professional services	5,765	1,595
Depreciation and amortization	1,411	2,594
All other operating expenses	2,777	2,608

Total operating expenses	$22,363	$18,333

Included in compensation expense for 2008 are non-cash charges of $5.6 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $5.1 million for the same period in 2007. Other compensation expense increased $0.4 million for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007, due in part to higher commission expense, which is consistent with the increase in revenue.

Professional services expense increased $4.2 million for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007, due mainly to additional advisory services needed to support financing activities. Non-cash charges from the amortization of warrants issued to service providers included in the above totaled $1.2 million. In addition, we utilized outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $1.2 million for the nine-month period ended September 30, 2008 as compared to the nine-month period ended September 30, 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007 and certain assets becoming fully depreciated during the same period.

Other operating expenses increased $0.2 million for the nine-month period ended September 30, 2008 as compared to the same period for 2007. Increased travel related to new European Union-based customers drove this change.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the nine-month period ended September 30, 2008 reflect interest of $15.0 million, a decrease of $20.8 million from the nine-month period ended September 30, 2007. Interest expense for the nine-month periods ended September 30, 2008 and 2007 includes $ 12.2 million and $27.8 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. The weighted average interest rate was 9.4% and 12.5% for the nine-month periods ended September 30, 2008 and 2007, respectively.

Results for the nine-month period ended September 30, 2008 reflect a gain on warrants and derivatives of $17.1 million compared to a gain of $44.8 million for the comparable period in 2007. The prior year gain was driven mainly by the decrease in the Company’s stock price while 2008 to date benefitted from the payoff of the Senior and Junior Secured Facilities in the first quarter. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked-to-fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

Total revenues for the nine-month period ended September 30, 2008 were $1.0 million compared to $7.3 million for the same period in 2007. The loss from discontinued operations for the nine-month period ended September 30, 2008 was $0.1 million compared to $5.5 million for the same period in 2007. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner and Nexvu.

In February 2008, we entered into an Asset Purchase Agreement with an unaffiliated party (“Buyer”) pursuant to which Frontrunner sold substantially all of its assets to the Buyer. The purchase price for the assets was $0.9 million and the Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $0.6 million. Approximately $0.1 million of the cash purchase price was placed in escrow to be disbursed based on the collections of certain accounts receivable of Frontrunner that were purchased by the Buyer. In August 2008, we entered into an Asset Purchase Agreement with an unaffiliated party pursuant to which Nexvu sold substantially all of its assets. The purchase price was $0.25 million. Half was paid at closing and the balance, represented by a promissory note, is due in early 2009. The gain on sale of discontinued operations for the nine-month period ended September 30, 2008 was $0.7 million.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for the nine-month period ended September 30, 2008 was principally due to the net loss from continuing operations of $11.1 million. The primary variance between operating loss and net cash used in operating activities from continuing operations for the nine-month period ended September 30, 2008 was due to non-cash charges of $12.2 million for the amortization of debt discount, $5.6 million for stock-based compensation expense, $1.4 million of depreciation and amortization, and the $2.5 million of accrued registration rights penalty. This was offset by the $17.5 million increase in the fair value of the embedded derivates and warrants, and an increase in accounts receivable of $6.6 million primarily related to a significant new contract in our Optimization Solutions line of business. The variance between the operating loss and net cash used in operating activities from continuing operations during the nine-month period ended September 30, 2007 was primarily due to the non-cash charges of $27.8 million for stock warrant expense related to debt financing and a non-cash credit of $44.7 million on the increase in the fair value of embedded derivates and warrants.

The cash used in investing activities from continuing operations during the nine-month periods ended September 30, 2008 and 2007 was $57,000 and $0.5 million, respectively. Our capital expenditures in both 2008 and 2007 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash provided by financing activities from continuing operations during the nine-month period ended September 30, 2008 and 2007 was $10.6 million and $8.8 million, respectively. The cash provided from financing activities during the nine-month period ended September 30, 2008 resulted from the sale of the secured convertible debentures of $19.0 million completed on March 11, 2008. These proceeds were partially offset by the repayment of the Senior Secured and Junior Secured facilities and financing payments on the secured convertible debentures. The remaining proceeds were retained for working capital purposes. The cash provided from financing activities during the nine-month period ended September 30, 2007 was the result of the debt and equity offerings funded primarily during the three-month period ended June 30, 2007. We also generated cash from the issuance of the Senior Secured and Junior Secured credit facilities. These amounts were partially offset by the repayment of debt during the nine-month period ended September 30, 2007.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur starting in early 2009. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

Future contractual obligations as of September 30, 2008 are as follows:

	Operating Leases	Debt Obligations
	(in thousands)
Remaining three months of 2008	$110	$510
2009	434	19
2010	442	15
2011	371	16
2012	272	18
Thereafter	—	18,684

Total contractual obligations	$1,629	$19,262

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

Management has conducted an assessment of our internal control over financial reporting as of September 30, 2008. Such assessment is required under Section 404 of the Sarbanes-Oxley Act of 2002 and was conducted using the criteria in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

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

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company has begun the implementation of the following remediation activities to improve the Company’s internal control over financial reporting and will continue to implement such activities until the deficiencies are remediated:

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

During the second quarter of 2008, a previous weakness was addressed by increasing the number of members of our Board of directors to nine and completing our search for independent directors to in order to have a majority of our Board of Directors become independent. Amongst the incoming directors, two were determined to be financial experts and have accepted assignments on the Board’s Audit Committee. In addition, we have begun to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2008, the Company issued 1.1 million shares of common stock as a result of the cashless exercise of 2.1 million outstanding warrants, the conversion of $0.3 million of debentures, and other exercises of outstanding warrants. The Company relied upon exemptions contained in Section 4(2) and/or in Regulation D promulgated under the Securities Act of 1933, as amended, to make such issuances.

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
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: November 14, 2008

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1.	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2.	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3.	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4.	By-laws of Capital Growth Systems, Inc. (1)

3.5.	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6.	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4.1.	2008 Long Term Incentive Plan. (4)

10.1.	CGSI Aequitas Unsecured Bridge Note Purchase Agreement, by and between the Company and Aequitas Catalyst Fund, LLC - Series B. (5)

31.1.	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2.	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Reference Number	Description of Reference
*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on October 1, 2008 (SEC File No. 0-30831).