Form 10-K/A
period 2007-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-08-19
CIK 1116694

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

(Name of registrant in its charter)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format:    Yes  ☐    No  ☒

Explanatory Note:

This Amendment No. 3 (“this Amendment”) on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and filed with the Securities and Exchange Commission on August 19, 2009 is in response to comments raised by the Securities and Exchange Commission.

The information contained in this Amendment amends or restates the following only:

•	PART II, Item 8A(T), Controls and Procedures;

•	Signatures; and

•	Certifications from our Chief Executive Officer and Chief Financial Officer as required by Rules 13a-15(e) and 15d-15(e), included as exhibits.

Page

PART II

Item 8A(T).	Controls and Procedures

PART III

Item 13.	Exhibits

SIGNATURES

EXHIBIT 31.1.	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 31.2.	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 32.	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II

Item 8A(T).	Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The effectiveness of our or any system of disclosure controls and procedures is subject to certain limitations, including the exercise of judgment in designing, implementing, and evaluating the controls and procedures, the assumptions used in identifying the likelihood of future events, and the inability to eliminate misconduct completely. As a result, there can be no assurance that our disclosure controls and procedures will detect all errors or fraud. By their nature, our or any system of disclosure controls and procedures can provide only reasonable assurance regarding management’s control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2007. On the basis of this review, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures are designed, and are effective, to give reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under that framework, management concluded that our internal control over financial reporting was not effective as of December 31, 2007.

As a result of the evaluation, management identified three material weaknesses with respect to internal control over financial reporting:

•

A majority of directors were not independent during 2007 as defined in Item 407(a) of Regulation S-K. No audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-B, was designated from the Board of Directors or served on its audit committee;

•

Management has not yet deployed staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the near term; and

•

Management did not adequately analyze the contingent terms of previous financing transactions in light of the volume of increasingly complex accounting and reporting standards issued by various promulgating bodies, resulting in a restatement of the consolidated financial statements for the fiscal years ended December 31, 2007 and 2006, respectively. The restatement required a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. See Note 18 to the Consolidated Financial Statements included in Item 7, herein.

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

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company will implement the following remediation activities to improve the Company’s internal control over financial reporting:

•

Continuation of our search for an independent director to fill the remaining vacancy on our seven member Board of Directors. We are also considering whether to add two independent directors or to replace an inside director with an independent director, in both cases, in order to have a majority of our Board of Directors become independent. We will determine whether any of its current directors is a financial expert and, if not, will ensure that one of the new directors is a financial expert. (See the “Subsequent Events” footnote to the financial statements for further information.) In addition, we will adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges;

•

Utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to adequately address the lack of segregation of duties within the financial reporting process; and

•

Utilization of external consultants to assist in the planning for, and in advance of the execution of, the accounting treatment of complex transactions and financings given the unforeseen effects driven by complex accounting standards.

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

See Exhibit Index below for a description of the documents that are filed as Exhibits to this report on Form 10-KSB/A or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

	By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: August 19, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document
31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

References

*	Filed herewith.