Form 10-K
period 2008-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-08-19
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0953505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

500 W. Madison Street, Suite 2060, Chicago, Illinois 60661

(Address of principal executive offices)

(312) 673-2400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Name of each exchange on which registered: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2008 was $16,867,905 based on the closing sale price as reported on the OTC Bulletin Board. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered affiliates.

As of June 30, 2009, the issuer had outstanding 163,591,410 shares of its $0.0001 par value common stock.

DOCUMENTS INCORPORATED BY REFERENCE - None.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.

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

PART I

ITEM 1.	BUSINESS.

Capital Growth Systems, Inc. dba Global Capacity (“CGSI,” “we,” “our,” “us,” or the “Company”), is a publicly traded corporation that delivers telecom logistics solutions to a global client set consisting of systems integrators, telecommunications companies, and enterprise customers. The Company helps customers improve efficiency, reduce cost, and simplify operations of complex global networks, with a particular focus on access networks – often referred to in the industry as the “last mile.” The global market for access networks is estimated at over $100 billion annually and represents a significant percentage of the overall network cost that service providers and large systems integrators incur in delivering network solutions to its global customers. The market is characterized by a large number of suppliers that offer piece parts of a customer’s end-to-end network requirement that must be effectively combined with assets from other providers to deliver a complete network solution. This dynamic creates challenges for customers seeking to procure network connectivity globally. Lack of transparency relative to the supply and pricing of network assets creates inefficient procurement practices for many customers, resulting in unnecessarily high costs and unnecessarily complex operating environments.

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

For customers seeking to simplify the sourcing and management of their complex networks, the Company’s Connectivity Solutions business provides turnkey network solutions, from design and pricing through network provisioning, testing, and ongoing management. By leveraging unique market knowledge and powerful tools that automate the entire telecom supply chain, the Company designs and delivers network solutions that combine the best underlying network assets at the optimal market price, overlaid with the Company’s world-class customer service and network management. The result is a single point of accountability to design, price, deliver, and manage the best network at the lowest cost – resulting in improved network efficiency and simplified operations.

ORGANIZATION

Going to market as Global Capacity, the Company has integrated the core systems, processes, and personnel of its five operating subsidiaries and organized them into two business units: Optimization Solutions and Connectivity Solutions. These business units leverage the systems, processes and expertise of the Company to deliver a set of offerings comprising automated pricing software, telecom supply chain management workflow systems, network optimization consulting, professional services, remote network management services, and managed network connectivity solutions. Utilizing its depth of global telecom supply and pricing data in an automated fashion with powerful tools and expert analysis, the Company helps bring transparency to the fragmented and inefficient global telecom market – resulting in dramatically reduced cost and improved efficiency for the Company’s clients, while producing revenue and margin for the Company.

To service its clients, CGSI has operating offices in several U.S. locations (Chicago, IL, Waltham, MA, New York, NY, and Houston, TX). It also has a presence in the European Union (London, UK, Manchester, UK, and Lisbon, Portugal).

The Company is (and has been since its 2006 reorganization) investing its time, team resources, and capital in the scaling of its systems and personnel in order to meet the recent demand among its clients for its novel services. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

HISTORY AND ACQUISITIONS

Currently, CGSI consists of five core-operating entities that comprise the Company’s go-forward assets and offerings: 20/20 Technologies, Inc. (20/20), Magenta netLogic, Ltd. (Magenta), CentrePath, Inc. (CentrePath), Global Capacity Group, Inc. (GCG), and Vanco Direct USA, LLC (VDUL). VDUL is now known as Global Capacity Direct, LLC.

Prior to 2004, CGSI was a publicly reporting shell corporation with no active business. In January 2004, the Company acquired, by way of subsidiary merger, Nexvu, a development-stage company in the network performance management business. During 2007, the Company determined the Nexvu product, though a valuable asset, was not core to the telecom logistics model it was pursuing. As a result, the Company shut down Nexvu’s operations (eliminating all operating expense associated with the business). The Company sold the Nexvu asset in August 2008.

In September 2004, CGSI acquired 100% of Frontrunner Network Systems Corporation (Frontrunner) via a subsidiary merger. Frontrunner is known as an “interconnect” company, which installs and services customer-premise voice, data, and video networks. During 2007, the Company determined Frontrunner was not core to its telecom logistics model. The Company sold Frontrunner in February 2008.

During 2006, the Company acquired 20/20, Magenta, CentrePath, and GCG. In November 2008, CGSI acquired all of the outstanding membership interests of VDUL. See the Acquisitions note to the Company’s consolidated financial statements for additional information.

BUSINESS OVERVIEW FOR 2008

CGSI and its management team adopted a strategy in 2008 by which it integrated the assets of its subsidiary companies to create a suite of capabilities which management believes has never before been available from a single source telecom logistics provider. These capabilities include:

•	global market intelligence of telecom supply and pricing data;

•	global access network pricing software;

•	powerful network optimization tools and practices;

•	automated telecom supply chain workflow systems – integrating design, pricing, and provisioning of global networks; and

•	world-class network management systems, processes, and expertise.

The successful execution of this strategy provides customers a suite of solutions that individually or collectively will help them address the challenges they face in managing the complex market for global networks. Significant customer contracts in both lines of business in 2007 and 2008 demonstrate the acceptance by the market of the Company’s telecom logistics model. For 2008, the Company provided services to a major customer that represented $6.7 million (20%) of total revenues. See the Legal Proceedings section for discussion of a related legal matter with this customer. In 2007, another customer represented $2.8 million (16%) of total revenues.

CGSI’s goal is to become the leading global telecom logistics company providing optimization and connectivity solutions to systems integrators, telecommunications companies, and enterprise customers.

SERVICES

Management believes organizing the Company and its offerings between Optimization Solutions and Connectivity Solutions provides the greatest opportunity to deliver targeted solutions that maximize value to the customer while simultaneously maximizing revenue and margin opportunities for the Company. Customers may buy Optimization Solutions only, Connectivity Solutions only, or they may buy both. Management believes there are significant opportunities to leverage offerings from one line of business to drive demand for the solutions of the other line of business. Furthermore, the mix of offerings and their different characteristics (non-recurring and monthly recurring revenue streams) provides diversity of revenue and protects the Company from being overly dependent or exposed by a single offering or line of business.

Optimization Solutions

The Optimization Business provides four offerings:

•	Optimization Consulting;

•	Automated Pricing Software;

•	Remote Management Services; and

•	Professional Services.

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

Connectivity Solutions

For customers wishing to simplify their procurement process for complex global networks, we will deploy our breadth of logistics expertise and solutions to deliver a turnkey network solution. Using the Company’s pricing systems, we generate an automated, accurate price quote. We then manage that quote from initial pricing through ordering, procurement, provisioning, test and turn up, and operations hand-off, utilizing the Company’s proprietary Circuit Lifecycle Manager (CLM) system, which manages the entire circuit lifecycle. Networks are then monitored and managed by our 7X24 Network Operations Center (NOC). By leveraging automated systems across the entire telecom supply chain, the Company is able to accelerate the delivery of an optimal network solution.

The Company operates as an “asset light” service provider, taking advantage of the underlying network assets of other suppliers, while strategically deploying network infrastructure to insure maximum network efficiency and operational capability. This model enables the Company to avoid the requirement that many facilities-based providers have of pushing customers toward solutions that maximize use of their own network, regardless of the fit to the customer’s requirements. We utilize our logistics systems and capabilities to identify the best network solution based on the customer’s requirements, and then apply our model to deliver that network as a turnkey solution to the customer – regardless of who the underlying suppliers are. This model insures that the customer receives the best solution, in the shortest time, at the best price, while insuring the Company maintains margin by maximizing the efficiency of our pricing and logistics systems.

During the second half of 2008, the Company changed the way it markets its offerings, shifting away from the Optimization and Connectivity grouping described above, and moving to a new grouping, pictured below:

The core offerings remain unchanged. The Company has simply changed the way it articulates the offerings in relation to one another in response to customer and market feedback.

Significant progress in gaining customer acceptance of our offerings during 2007 and 2008 underlies management’s belief that our technology, systems, and logistics capabilities make the Company’s business offerings more efficient, faster, and less expensive for systems integrators, telecommunications companies, and enterprise customers to manage the telecom supply chain for their complex global networks. By purchasing our solutions to create market-pricing transparency and improve the efficiency of the entire telecom supply chain, our customers are able to improve the responsiveness of sales, reduce operating expense, improve margins, and deliver better service.

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

One of the fundamental challenges for corporations and other institutions with complex and/or geographically dispersed data communications networks is the number of service providers and pricing alternatives that must be pieced together in order to create an end-to-end data connectivity solution. Between any two locations, there are a varying number of service alternatives and we do not believe there is one single information source, other than our systems, that enables a buyer to determine the most cost-effective and technically sound alternative. Large multinational corporations are increasingly seeking to work with fewer vendors and a single network provider that they can look to for provisioning end-to-end network solutions fits that design. Additionally, service providers, particularly in regions where facilities-based competition has been introduced, actively market their services with price as the primary differentiator and network reach being the primary limiting factor. This price-based competition has stressed already challenged gross margins and, as a result, service providers are actively seeking means to reduce the costs associated with network quotation management and off-network procurement.

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

The Company believes its investment in market intelligence and efficiency tools, combined with the robust processes and deep expertise of its staff, make it uniquely positioned to capitalize on this market opportunity with its unique, telecom logistics business model.

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

Connectivity Solutions

Target Markets. Connectivity Solutions are targeted at enterprise, system integrator, and telecommunications companies seeking a simplified, turnkey network connectivity solution.

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

Optimization Solutions

Optimization Consulting: There are a number of consulting firms that purport to offer network optimization services. Most of these, however, are focused on a specific area of network optimization – typically overcharge analysis. This narrow focus misses the largest opportunity to identify and implement network savings available from financial and physical grooming. Furthermore, Management is not aware of any other company that owns or deploys a database of global supply and pricing data along with proprietary network optimization tools to deliver an automated network optimization solution.

Automated Pricing Software: Management is not aware of any other company that has an automated pricing system that leverages a similar global base of supply and pricing data along with robust pricing algorithms. The primary competition that we encounter is the legacy pricing system and related processes that are entrenched in existing suppliers.

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

Connectivity Solutions

The marketplace for connectivity solutions is highly competitive, including Facility-based Carriers, Virtual Network Operators (VNOs), and Systems Integrators. Despite this, the Company does provide services to carriers and VNOs and at times will collaborate with our competition to provide a seamless solution for their end users.

Some examples of competition from the three sectors are the following:

•	Facility-based Carriers: AT&T, Verizon, Sprint, and Level 3

•	VNOs: Virtela

•	Systems Integrators: EDS, IBM, and Perot Systems

RESEARCH AND DEVELOPMENT

Research and development includes the cost of developers and system engineers, outside contractors, and overhead costs while developing our offerings. These costs are not directly borne by customers, but rather are inherently built into the pricing of our services to our customers. The Company did not incur any significant research and development costs during 2008 or 2007. Nevertheless, considerable progress was made in developing the Company Portal and Circuit Lifecycle Manager, key elements of our offerings moving forward.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company does not currently hold any patents related to its pricing portal and database and related proprietary software code and relies on trade secrets and copyright laws for its protection.

EMPLOYEES

At December 31, 2008, we had a total of 106 employees who were employed in the following areas: product development, quality assurance, product marketing, management, and sales. This compares to a total of 116 at December 31, 2007. We depend on our ability to attract, retain, integrate, and motivate highly-qualified sales, technical, and management personnel – for whom competition is intense. After the sale of Frontrunner in February 2008, our headcount was reduced to 65. Our headcount was increased to 106 as of December 31, 2008 with the acquisition of VDUL. We do not anticipate that this number will increase significantly in the near future. We believe all relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement and are considered full-time.

GEOGRAPHIC INFORMATION

Financial information about geographic areas is incorporated by reference from the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

AVAILABLE INFORMATION

Our Web site is http://www.globalcapacity.com. We have made available through our Web site, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the Securities and Exchange Commission (SEC). In addition, they are available directly on the SEC’s website at http://www.sec.gov.

ITEM 1A.	RISK FACTORS.

In evaluating our business and us, you should carefully consider the following risks. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. The order in which the following risks are presented is not intended to represent the magnitude of the risks described. Many of the risks set forth below are written as they apply to our business as presently constituted, but have similar if not identical application to the businesses of any companies that we may acquire in the future.

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through December 31, 2008, we have incurred cumulative losses of $103.4 million compared to a cumulative loss of $110.8 million through December 31, 2007. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

Going concern. Our net working capital deficiency, recurring operating losses, negative cash flows from operations, shareholders deficit and the related debt covenant violations and penalties related to such covenant violations, raise substantial doubt about our ability to continue as a going concern.

We may need additional capital. We may need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer relationships, development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us (including due to the full ratchet anti-dilution rights in favor of the holders of our secured debt and financing on unattractive terms). Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on our business.

We have incurred substantial debt in developing the business and in acquiring our subsidiaries. There can be no assurances that the Company will be able to refinance or extend any existing debt. At December 31, 2007, we had incurred substantial debt with our primary secured lender and with the providers of subordinated secured debt and short-term bridge debt. All of such debt was refinanced in March 2008 with a portion of the proceeds of $19 million of five-year senior secured convertible notes (the Convertible Notes). In November 2008, as part of the financing for the VDUL acquisition, the Company entered into agreements that modified the Convertible Notes and created an additional $16.8 million of debt. See the Notes to Consolidated Financial Statements. There is a risk that the Company will be unable to meet all of the covenants contained in the loan documents, including the meeting of EBITDA covenants on the term loan, repayment and interest obligations and the obligation to timely increase the Company’s authorized common stock and to file its required Exchange Act filings on a current, ongoing basis. There is also a risk that on maturity we will lack the funds to repay the obligations. Conversely, the debentures are convertible into common stock at $0.24 per share, with full ratchet anti-dilution protection. Conversion of the debentures and exercise of the warrants could be substantially dilutive to existing shareholders.

We may choose to effect additional acquisitions. Should we choose to effect additional acquisitions, any such future acquisition should be subject to all of the risks inherent in purchasing a new business. Shareholders must rely upon Management’s estimates as to fair market value and future opportunities with respect to acquisitions of such companies. In addition, in order to attract and retain key personnel with respect to any acquisitions (including 20/20, Magenta, CentrePath, GCG, and VDUL), we may be obligated to increase substantially the benefits with respect to employment agreements and equity participation rights (through the issuance of stock, warrants, options, phantom stock rights, or other assets with equity participation features) which could be substantially dilutive of existing shareholders.

We face operational challenges. We have lost money over our operating history and there can be no assurances that either our historical business or our business as centered on our new Telecom Logistics Integrator strategy will prove profitable. This risk is further heightened by the fact that the integration of an acquired business often results in the incurring of substantial costs and possible disruption of the business once acquired due to differences in the culture between the entities and the possibility that key employees may either elect not to continue with the integrated entity or work under a different motivation than prior to the acquisition. In addition, customers and suppliers may modify the way they do business due to their perception of the Company post-acquisition and/or due to certain preconceived issues that they may have with the acquiring company.

Barriers to entry. In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers and suppliers as to the viability of the Company. Even if we are profitable, we may experience significant resistance from prospective customers due to our relatively small size. This could be exacerbated as we have not attained profitability since our inception and we continue to maintain significant debt on our balance sheet. This resistance could have a material adverse effect on our results of operations and financial condition.

Competition. Competition in our current and anticipated future markets is very intense, and it is expected that existing and new competitors will seek to replicate much of the functionality of our offerings and services. Additionally, there can be no assurances that we will be able to successfully develop the next generation of offerings and services necessary to establish a lead on the market or that if we are able to do so, that customer acceptance for these offerings could continue. Replication by competitors of our existing offerings, failure to develop new offerings, or failure to achieve acceptance of offerings could have a material adverse effect on our business and financial condition.

Given the software-intense nature of our business, once an offering or service is developed, competition has the ability to lower its pricing significantly to gain market share, due to the minimal incremental cost to production. Additionally, certain aspects of the market may be lost to the extent that “free” software is developed to address this functionality. These factors could have a material adverse effect on our business and financial condition.

We face the risk of service obsolescence if we fail to develop new offerings. We expect that the market for our offerings and services will be characterized by rapidly changing technology and introduction of new offerings. Our success will depend, in part, upon our continued ability to provide offerings with the advanced technological qualities desired by our customers, to enhance and expand our existing offerings and to develop in a timely manner new offerings that achieve market acceptance. Failure to enhance and expand existing offerings or failure to develop new offerings could have a material adverse effect on our business, results of operations and financial condition.

We face various Software, and Software License Issues. Defects in our software could reduce demand for our offerings and expose us to costly liability that would adversely affect our operating results. Our technology solutions are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new offerings or enhancements until after they are sold.

Service liability claims. Our license and service agreements with our customers typically contain provisions designed to limit our exposure to potential offering liability claims. It is possible, however, that the limitation of liability provisions contained in our license and service agreements may not be effective as a result of existing or future federal, state, or local laws, ordinances, or judicial decisions. Although we have not experienced any offering liability claims to date, sale and support of our offerings entails the risk of such claims, which could be substantial in light of our customers’ use of many of our offerings in mission-critical applications. We do not maintain offering liability insurance. If a claimant brings a product liability claim against us, it could have a material adverse effect on our results of operations and financial condition.

We face uncertainties regarding protection of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights. There is not patent protection for those technologies that are the subject of trade secrets, and our ability to protect such competitive advantages will be a function of many factors that are not fully within our control, including maintenance of confidentiality agreements and general efforts to keep trade secret information from coming into the public domain. Failure to protect our patents and our confidential information (as well as associated business techniques) could have a material adverse impact upon the way in which we do business.

Our success is highly dependent on us taking principal positions in telecommunication circuit contracts, especially with “novations.” The significant revenue growth in our business plan is predicated on our ability to successfully take principal positions in large telecommunication circuit contracts. A novation is the assumption of existing circuits from a client and managing this position over time to an improved cost basis with the same or better quality of services. Since these contracts tend to have a high dollar value, any delay in securing them or in improving the cost structure post-closing will have a significant impact on our current year’s revenue and cash from operations. Customers and suppliers alike will demand credit worthiness as well. We have many such opportunities in our sales pipeline and the market appears ready to accept our innovative approach to outsourcing of these functions. In the event we do experience a delay or are ultimately unsuccessful in closing these orders, we may be forced to raise additional capital through issuance of new equity or increased debt load, or a combination of both to fund our current operations. However, there can be no assurance we will be able to raise additional capital or issue additional indebtedness, or if we do so that it will not be dilutive of existing investors. There is a risk that prospective customers may delay or not issue orders until our balance sheet is stronger and that potential suppliers of bandwidth may cut back supply of bandwidth absent cash or cash collateral.

If we fail to continue to meet all applicable continued listing requirements of the Over the Counter Bulletin Board Market (OTCBB), we may continue to be de-listed. According to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Quarterly Report on Form 10-Q or Annual Report on Form 10-K) by the due date of such report three times during any 24-month period may be delisted from the OTCBB. Such removed issuer would not be eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of delisting. As we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2008 our common stock was delisted from trading on the OTCBB. We intend to seek to re-apply for trading on the OTCBB; however, if we are late in filing a periodic report two times in any subsequent one-year period after the filing of this report, or three times in any subsequent two-year period, we will not be permitted to re-list our stock for trading for a period of one year from when such reports are brought forward. In the event our common stock is traded on Pink Sheets, the market for our common stock will be adversely affected and our liquidity and business operations may be adversely impacted.

Delisting. The Company received an OTCBB Delinquency Notification dated April 16, 2009 (Notification) advising the registrant that, pursuant to NASD Rule 6530, unless the delinquent filing (2008 Form 10-K) was received by the Commission’s EDGAR system by May 18, 2009, the securities of the registrant would not be eligible for quotation on the OTCBB and will be removed therefrom effective May 18, 2009. On May 13, 2009, the Company filed a notice of appeal of the outside date for the delisting qualification with the Financial Industry Regulatory Authority (FINRA). On June 1, 2009, an oral hearing was held by the Company with FINRA as to the listing eligibility matter. On June 26, 2009, the Company received notice that the appeal was denied. The decision was effective upon service and constituted the final action of FINRA with respect to the proceeding.

As a result of the determination, the Company’s Common Stock is currently ineligible for quotation on the OTCBB. The Company had retained independent registered public accountants to complete the audit of its financial statements for the year ended December 31, 2008, as well as to review its interim financial statements for the quarters ended March 31, and June 30, 2009. It is the Company’s intention to apply for reinstatement of quotation of its Common Stock on the OTCBB promptly following such filings. During the period from delisting until reinstatement (if reinstatement is effected), it is expected that the Company’s Common Stock will be subject to quotation by broker/dealers electing to make a market in the Pink Sheets. There can be no assurances as to when, if at all, the Company’s securities will be reinstated for trading on the OTCBB.

Registration rights and failure to file penalties. The Company failed to file on a timely basis a registration statement for common stock underlying a Units offering. There was a penalty of 1% of the purchase price of the Units per month for each month that the we are late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trailing value of our shares of common stock for the applicable period. As of December 31, 2007, we had not filed a registration statement and therefore were obligated to issue 4,784,623 shares of common stock representing a non-cash registration rights penalty of $2.5 million. Holders of the affected shares include certain members of our Board of Directors. Similarly, there is an obligation with respect to our debentures issued in 2008 to remain current in our required SEC filings, which obligations were breached due to the delays in filing, inter alia, this Form 10-K. Failure to file penalties may also accrue in connection with the interim quarterly filings.

We are dependent upon key members of Management. Our success depends to a significant degree upon the continuing contributions of our key Management. These individuals have the most familiarity with our offerings and services and the markets in which we present them. The loss of any of these individuals could have a material adverse effect on our business, and we do not maintain key man insurance on any of these individuals.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

The Company currently has certain outstanding comments pursuant to a letter from the SEC related to its 2007 Form 10-KSB/A filing and 2008 Form 10-Q filings. Management continues to respond to the SEC’s requests for additional information in pursuit of resolution of these comments. The Company cannot circulate its proxy statement until the SEC staff clears its outstanding comment letter. Thus, the Company cannot increase its authorized number of shares as required by certain of its 2008 debt agreements until this comment letter is finalized. It is unlikely that this clearance will be completed and the Company’s authorized shares increased under the timeframe established in the Company’s 2008 debt agreements without appropriate extensions from the lenders. See the Debt note to the Company’s consolidated financial statements for additional information.

ITEM 2.	PROPERTIES.

In late 2007, the Company moved its headquarters to 500 West Madison Street, Suite 2060, Chicago, Illinois, 60661 from its former location at 125 South Wacker Drive, Suite 300 Chicago, Illinois 60606. The Company also rents facilities in the United Kingdom at Salford, Greater Manchester and in London and in Europe in Lisbon, Portugal. In the United States, facilities are rented in New York City, Houston, Minneapolis, and Waltham, Massachusetts. The leases for Frontrunner’s space in Rochester, New York and its various branch offices were assigned to the buyer as part of the February 2008 disposition.

The lease in Waltham was obtained in connection with the acquisition of CentrePath and was set to expire in August 2008, but with annual options to renew. At the end of 2007, Management concluded a renegotiation of the lease with the landlord that reduced the space by approximately two-thirds throughout 2008. The annual rent at this location was $738,000, before the benefit of an existing sub-lease. The new annual rent was reduced to $179,000 through September 2013.

In late 2008, the Company acquired VDUL, which is subject to an existing sub-lease of 21,880 square feet of space at 200 S. Wacker Drive, Suite 1650, Chicago, Illinois 60606. Annual rent for the 200 South Wacker Drive space totals $459,400 per annum through November, 2009, increasing by $0.50 per square foot each year thereafter with one-half of the rent currently being paid for by way of a rent sharing agreement with a company that was sold by VDUL’s parent to another company, and which currently occupies approximately one-half of the space.

The Company does not presently hold or intend to hold any investments or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit. The Company’s counsel has advised Management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire balance as of December 31, 2008 and will record any amounts recovered through future operating results. Additionally, from time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our Shareholders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.0001 per share, was traded on the OTCBB under the symbol CGSY. At June 30, 2009, our common stock was held by approximately 1,000 holders of record, as established by our registered transfer agent. Effective July 8, 2009 the Company began trading on Pink Sheets. On June 30, 2009, the closing sale price of a share of our common stock was $0.18.

The high and low sale prices per share of our common stock from the four quarters during the year ended December 31, 2008 and 2007, respectively, were as follows (the quotations reflect inter-dealer price, without retail mark-up, mark-down or commission and may not represent actual transactions):

	2008		2007
	High	Low	High	Low
First Quarter	$0.80	$0.49	$1.21	$0.62
Second Quarter	$0.80	$0.40	$0.90	$0.46
Third Quarter	$0.55	$0.19	$0.95	$0.25
Fourth Quarter	$0.40	$0.06	$0.70	$0.20

Dividends

We have not paid any cash dividends since our inception, and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings, financial position, and such other factors, as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

All unregistered securities issued during 2008 have been disclosed in our previous 10-QSB, 10-Q, or 8-K filings.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans as of December 31, 2008:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	63,623,287	$0.430	28,711,713

Total	63,623,287	$0.430	28,711,713

Additional information about compensation plans is incorporated by reference from the Notes to our Consolidated Financial Statements included elsewhere in this Form 10-K.

ITEM 6.	SELECTED FINANCIAL DATA – Not Required for Registrant.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview:

The Company reported operating losses of $22.9 million and $30.6 million for the years ended December 31, 2008 and 2007, respectively. As of December 31, 2008, the Company’s current liabilities exceeded its current assets by $18.4 million. Included in the current liabilities is $8.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $19.3 million associated with original issue discount and imputed interest. Excluding these discounts, the working capital deficiency is $67.7 million. Cash on hand at December 31, 2008 was $4.6 million (not including $0.5 million restricted for outstanding letters of credit). Cash used in operating activities from continuing operations was $9.5 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively. The Company’s net working capital deficiency, recurring operating losses, negative cash flows from operations, shareholders deficit, and the debt covenant violations and penalties related to such covenant violations, raise substantial doubt about its ability to continue as a going concern.

Management is very focused on this situation and believes that successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are being managed closely and lower-cost outsource opportunities are given case-by-case consideration. Additionally, Management notes the Company’s continued success in obtaining capital from its current and new stakeholders as evidenced by the $35.8 million financing completed in 2008. The Company used $10.3 million of new capital to fund the VDUL acquisition and used the remainder to strengthen its core logistic business model and to support existing operations.

There was significant capital activity during 2008. The major components are summarized below:

•

On March 11, 2008, the Company closed on $19.0 million of Senior Secured Convertible debentures. Approximately $8.8 million of the proceeds from the sale of the debentures was used to pay off almost all previously outstanding indebtedness and $1.7 million was used to pay advisory fees. The remaining proceeds were used for working capital purposes and to support the Company’s successful new business development efforts.

•

The Senior Secured Convertible Debentures issued on March 11, 2008 included a provision that, on the 210th calendar day after issuance, the conversion price for the debentures would be reduced to 90% of the volume weighted average price for the five trading days immediately prior to that date. The contemplated 210-day period ended on October 7, 2008 and the new conversion price was determined to be $0.24 per share. This value was used in determining the liability for warrants to purchase common stock and the embedded derivatives of convertible debt instruments.

•

On November 20, 2008, the Company entered into an Interest and Loan Purchase Agreement (the ILPA) with Vanco plc, a U.K. corporation in administration (Seller) to purchase all of the outstanding membership interests (the Interests) of Vanco Direct USA, LLC (VDUL). In order to finance the purchase of the Interests, the Company entered into the following additional agreements, inter alia, to be effective as of the funding of the transaction: (i) a Term Loan and Security Agreement (Term Loan) pursuant to which the Company agreed to borrow $8.5 million from the senior lender; (ii) a Consent, Waiver, Amendment, and Exchange Agreement with holders of its outstanding Senior Secured Convertible Debentures issued on March 11, 2008, pursuant to which the holders waived and amended certain conditions and enabled the Company to enter into the Term Loan Agreement and issue the November Debentures (defined below) and the other transactions referenced below; (iii) a new Securities Purchase Agreement (the November SPA) pursuant to which the Company agreed to issue to certain holders of the March Debentures and to certain additional designated purchasers (including Aequitas Catalyst Fund, LLC, which agreed to convert its September 30, 2008, $500,000 loan to the Company into a November Debenture) an additional $9.0 million of purchase price amount of junior original issue discount secured convertible debentures (the November Debentures), convertible at $0.24 per share, subject to anti-dilution adjustment coupled with warrants exercisable at $0.24 per share, subject to anti-dilution adjustment; and (iv) an unsecured $4.0 million convertible debenture to be issued to the Seller; and (v) certain intercreditor agreements among the parties.

Results of Continuing Operations

2008 vs. 2007

Total revenues for 2008 were $ 34.2 million compared to $17.2 million for the same period in 2007, representing a 99% increase. This increase is primarily due to the recognition of revenue in 2008 in connection with significant new contracts in both the Optimization Solutions and Connectivity Solutions lines of business. The primary reasons for the increase in 2008 are $6.7 million of revenue related to a new customer and $5.0 million of revenues from the operations of VDUL since its acquisition on November 20, 2008.

Revenues generated from Optimization Solutions totaled $16.3 million for 2008 as compared to $7.5 million for 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $17.9 million for 2008 compared to $9.7 million for 2007, which is from the delivery of turnkey global networks and system management services. VDUL drove $5.0 million of this increase while the remaining increase came from a large novation customer relationship that was initiated in the fourth quarter of 2007.

The consolidated gross margin rate was 41% for 2008 compared to 29% in 2007. This increase was driven primarily by the delivery of higher margin optimization services to the new aforementioned customer. Optimization Solutions’ gross margin totaled $11.2 million or 69% for 2008 as compared to $3.5 million or 47% for the same period in 2007. Connectivity Solutions’ margin totaled $2.7 million or 15%, compared to $1.5 million or 16% for 2007.

Optimization Solutions’ revenues increased 117% while Connectivity Solutions’ revenues increased 85% in 2008 as the Company’s offering offerings experienced broad demand while also reflecting the continued shift toward network solutions. The improvement in gross margins of Optimization Solutions reflects the proprietary nature of the revenues that allowed a significant increase in revenues with only a modest increase in support services.

Operating expenses, in thousands, were as follows:

	Years ended December 31,
	2008	2007
Compensation	$14,839	$21,371
Professional services	10,313	6,595
Depreciation and amortization	2,166	3,497
All other operating expenses	9,453	4,202

Total operating expenses	$36,771	$35,665

Total operating expenses increased by $1.1 million during the year ended December 31, 2008; mainly due to the $1.0 million increase in expense relating to VDUL operating expenses incurred post acquisition, and an increase in the allowance for doubtful accounts of $6.7 million. See the Legal Proceedings section for additional information.

Included in compensation expense for 2008 are non-cash charges of $6.6 million related to the accounting treatment (pursuant to Statement of Financial Accounting Standards (SFAS) No. 123R, Share-based Payment (SFAS 123R)) of certain stock option grants as compared to $13.8 million for 2007. Other compensation expense increased $0.8 million for 2008 as compared to 2007, due in part to higher commission expense, which is consistent with the increase in revenue.

Professional services expense increased $3.7 million for 2008 as compared to 2007, due mainly to additional advisory services needed to support financing activities. Non-cash charges from warrants and stock issued to service providers included in the above totaled $3.9 million. In addition, we utilized outside contractors in lieu of full-time staff for certain projects.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $1.3 million for 2008 as compared to 2007. This decrease was due primarily to lower depreciation resulting from the sale of certain fixed assets during 2007 and certain assets becoming fully depreciated during 2007 and 2008.

Other operating expenses increased by $5.3 million in 2008, primarily due to an addition to the allowance for bad debts related to a large customer, as discussed above in the business section. In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit. The Company’s counsel has advised Management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire balance as of December 31, 2008 and will record any amounts recovered through future operating results. Additionally, from time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

Our future years operating results will include a full twelve months of VDUL’s operations that we expect will increase revenues, margin, and operating expenses over the 2008 levels. The Company also expects VDUL to make positive contributions to operations in future periods. Any other significant increase in the Company’s future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for 2008 reflect interest expense of $17.3 million, a decrease of $21.7 million from 2007. Interest expense for December 31, 2008 and 2007 includes $16.3 million and $38.5 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense in 2008 also includes $12.2 million of expense from the fair value of derivatives being in excess of the face value of the corresponding debt issued in 2008. Results for 2007 included $18.4 million of interest expense resulting from the fair value of the debentures being in excess of debt issued in 2007. Charges in future years for such interest depends on the terms and the occurrence of future debt instruments.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133) and the Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the warrants and embedded derivatives are revalued at each Balance Sheet date and marked-to-fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the Statement of Operations. For the year ended December 31, 2008, the Company recorded a net gain on warrants and derivatives of $59.8 million compared to a gain of $14.5 million for 2007. The $59.8 million net gain in 2008 included an $8.8 million loss from the payoff of the Senior and Junior Secured Facilities with the remaining gain being the result of marked-to-market adjustments reflecting a decrease in the Company’s stock price. The gain reported in 2007 was primarily the result of a decrease in the Company’s stock price. Future operations of the Company can be significantly impacted by the volatility of the market value of the Company’s stock price and other factors that can influence the fair value of warrants and derivatives.

Other non-operating expenses include registration rights penalties of $2.5 million in both 2008 and 2007, a loss on debt extinguishment of $10.3 million in 2008 and a gain on debt extinguishment of $1.6 million in 2007.

2007 vs. 2006

Total revenues for 2007 were $17.2 million compared to $1.6 million in 2006. Although not truly comparable, had there been a full year of activity reported for 2006 by the entities acquired late in the year, there would be a 3% year over year decrease in gross revenues. A component of that change can be traced to a shift in offering development and delivery at Magenta, where Management prioritized the proprietary pricing tools that have now been placed in service.

Revenues generated from Optimization Solutions totaled $7.5 million, which represents professional services, remote network management services, and the use of our automated pricing software. The Connectivity Solutions business recorded $9.7 million of revenues from the design, delivery, and management of networks.

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

Greater growth (on an estimated annualized basis) was seen in the Optimization Solutions business than Connectivity Solutions in 2007; however, additional staff (at a cost of approximately $0.4 million) was assigned into client-facing roles to support the delivery activity than in the past. The offering mix actually shifted toward the Optimization Solutions business line but this is not obvious due to the short period of 2006 operations.

In addition, as the software license business is entirely proprietary, gross margins on that particular line are quite high; however, a decision was made to re-tool those offerings in the short-term to better deliver the integrated offering suite.

The operating expenses were as follows:

	Years ended December 31,
	2007	2006
Compensation	$21,371	$3,770
Professional services	6,595	1,153
Depreciation and amortization	3,497	407
All other operating expenses	4,202	743

Total operating expenses	$35,665	$6,073

Operating expenses increased $29.6 million for the year ended December 31, 2007 as compared to December 31, 2006. The primary reason for this increase is due to the acquisitions of 20/20, Magenta, CentrePath, and GCG during the second half of 2006. As a result, the year ended December 31, 2007 includes a full year of operating expenses related to these activities compared to less than four months of operating expenses during the year ended December 31, 2006. The majority of operating expenses consist of compensation, professional fees, and depreciation and amortization. Included in compensation expense for 2007 are non-cash charges of $13.8 million related to the accounting treatment of certain stock option grants as compared to $1.8 million for 2006. This is driven by the application of SFAS 123R to the executive compensation packages approved at the end of the year as well as the severance provision for the former CEO. Professional services also include similar non-cash charges of $4.3 million for 2007 as compared to $0.5 million for 2006. Depreciation and amortization expense relates primarily to the Network Operating Center (NOC) in suburbs of Boston and the fair value assigned to the Company’s intellectual property.

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

The Company previously entered into a series of bridge loans, all of which were paid off with the proceeds from the Junior Secured Facility, the senior secured facility, or the unit offering discussed below. The Company determined that the transaction should be treated as an extinguishment of debt and recorded a gain on extinguishment of $1.6 million.

On January 19, 2007, we closed on an equity funding of $14.4 million, net of fees of $1.5 million toward the issuance of Units comprised of 15,590.1 shares of Series AA preferred stock (convertible into common stock at $0.45 per share) and warrants to purchase an additional 15,869.4 shares of Series AA preferred stock. We also entered into a Registration Rights Agreement with the Units purchasers which obligated us to file a registration statement to register the shares of common stock underlying the Units within 90 days following the termination of the Units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. There was a penalty of 1% of the purchase price of the Units per month for each month that the we were late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trailing value of our shares of common stock for the applicable period. As of December 31, 2007, we had not filed a registration statement and therefore were obligated to issue, and did issue, 4,784,623 shares of common stock representing a non-cash registration rights penalty of $2.5 million. Holders of the affected shares include certain members of our Board of Directors.

Results of Discontinued Operations

2008 vs. 2007

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall telecom logistics integrator strategy and therefore made the decision to dispose of these two entities. In accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets (SFAS 144), the financial results of these two entities is presented as discontinued operations. See the Discontinued Operations note to the Company’s consolidated financial statements for additional information.

Gain (loss) from discontinued operations for the years ended December 31, 2008 and 2007 were $0.6 million and $(5.0) million, respectively. In connection with tentative offers for Frontrunner, the Company reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million during 2007. In addition, during 2007, shut down costs of $160,000 were accrued at Nexvu to cover any residual costs including severance and liquidation of fixed assets.

2007 vs. 2006

Total revenues for 2007 were $9.3 million compared to $13.3 million in 2006. This decrease in revenue is attributable to the shut down of Nexvu’s operations. Development activity at Nexvu was ended on September 30, 2007.

Loss from discontinued operations for the years ended December 31, 2007 and 2006 were $5.0 million and $2.7 million, respectively. In connection with tentative offers for Frontrunner, we reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million during 2007. In addition, during 2007, shut down costs of $0.02 million were accrued at Nexvu to cover any residual costs including severance and liquidation of fixed assets.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for 2008 was $9.5 million. The primary variance between the income from continuing operations of $6.8 million and net cash used in operating activities from continuing operations for 2008 was due to non-cash credits from the change in fair value of embedded derivatives and warrants of $59.8 million. Offsetting this, were non-cash charges for amortization of debt discount of $14.8 million and stock-based compensation of $6.6 million and other non-cash expenses related to debt of $14.2 million.

Cash used in operating activities from continuing operations during the year ended December 31, 2007 was $9.7 million. The cash used in operating activities from continuing operations during the year ended December 31, 2007 was principally due to the net loss from continuing operations for the year of $56.4 million. There was a significant variance between operating loss from continuing operations and net cash used in operating activities from continuing operations during the year due to non-cash stock compensation of $13.8 million, amortization of debt discount of $38.6 million, consulting expenses paid in stock and warrants of $4.3 million, registration rights penalty of $2.5 million, non-cash change in fair value of embedded derivatives and warrants of $14.5 million, and non-cash depreciation and amortization expense of $3.5 million.

The cash used in investing activities from continuing operations during 2008 and 2007 was $10.5 and $0.4 million, respectively, with the increase resulting from the acquisition of VDUL in 2008. Our capital expenditures in both 2008 and 2007 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations or expansion of our novations business.

Net cash provided by financing activities from continuing operations during 2008 and 2007 was $23.3 million and $14.4 million, respectively. The cash provided from financing activities during 2008 resulted from the sale of the secured convertible debentures of $19.0 million completed in March 2008 and $16.8 million in November 2008. These proceeds were partially offset by the repayment of the Senior Secured and Junior Secured facilities and financing payments on the secured convertible debentures. The remaining proceeds were retained for working capital purposes. The cash provided from financing activities during 2007 was the result of the issuance of common stock offset by payments made on debt.

The Company must comply with various financial and non-financial covenants in connection with the Term Loan and Debentures. See the Debt note to the Company’s consolidated financial statements for additional information. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first quarter of 2009, the Company will be subject to covenants related to EBITDA. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. As of December 31, 2008, the Company complied with the minimum financial covenants. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings, and accelerate the repayment of debt. The Company has currently violated a default provision of certain of these debt agreements, which is further discussed in the Debt note to the consolidated financial statements.

Effective July 31, 2009, the Company issued of $7.0 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $4.0 million of subscription amount (inclusive of $0.5 million of subscriptions credited against liabilities of the Company to the respective holders) and $3.0 million of original issue discount added to principal, coupled with warrants to purchase up to 12.5 million shares of Common Stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units), subject to adjustment (and with an adjustment to the exercise price on up to $15.0 million of existing debentures as discussed below). The transaction resulted in proceeds to the Company of $3.5 million, before $0.3 million of financing fees to Aequitas.

The purchase agreement for the July Units provides for the issuance of up to an additional $2.0 million of cash subscription amount of July Units (representing up to an additional $3.5 million of principal amount of July Debentures inclusive of the OID factor and July Warrants to purchase up to an additional 6,250,000 shares of Common Stock), to be funded to the extent of the shortfall of collection by the Company of at least $2.0 million by August 31, 2009 of certain designated receivables or contract amounts.

The Company also authorized the issuance of up to $4.1 million of secured convertible original issue discount debentures to certain creditors of the Company in exchange for release of up to $2.5 million of obligations to such creditors (with the debentures to contain an OID factor of up to $1.6 million), and coupled with warrants to purchase up to 12,890,625 shares of Common Stock, all exercisable or convertible at $0.24 per share, subject to adjustment.

At the same time, the Company entered into a Second Amendment and Waiver Agreement (Second Amendment) with its senior secured lender, ACF CGS, LLC as Agent for itself and other lenders with respect to $8.5 million of senior secured financing, restoring the loan to good standing and setting adjusted covenants and other terms and conditions.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur starting in early 2010. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

As of December 31, 2008, the Company’s current liabilities exceeded its current assets by $18.4 million. Included in the current liabilities is $8.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $19.3 million associated with original issue discount and imputed interest. Cash on hand at December 31, 2008 was $4.6 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported a net gain from continuing operations of $6.8 million and a net loss from continuing operations of $56.4 million for the years ended December 31, 2008 and 2007, respectively. The results for 2008 include non-cash expenses of $10.5 million relating to the accounting treatment for stock and options, and a $10.3 million non-cash loss from the extinguishment of debt. The current year includes non-cash credits of $59.8 million from the change in fair value of embedded derivatives and warrants, and $16.3 million of amortization of debt discounts and interest paid-in-kind. The results for 2007 include $18.1 million in non-cash expenses relating to the accounting treatment for stock and options, $38.6 million related to the amortization of debt discount, and a non-cash gain on warrants and derivatives of $14.5 million. Cash used in operating activities from continuing operations was $9.5 million and $9.7 million for the years ended December 31, 2008 and 2007, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors, as evidenced by the $35.8 million financing completed in 2008. This capital was used to fund the VDUL acquisition, to strengthen its core logistics business model, and to support existing operations. See subsequent event regarding the 2009 financing activity.

All long-term debt is presented as a current obligation as a result of the Company being in default on certain reporting and administrative covenants. Long-term debt commitments include the maturity value of original issue discount securities and the minimum interest due on the Term Note consistent with the default clause of the senior loan agreement.

From time to time, we may evaluate potential acquisitions of businesses, offerings, or technologies. A portion of our cash may be used to acquire or invest in complementary businesses or offerings or to obtain the right to use third-party technologies. In addition, in making such acquisitions or investments, we may assume obligations or liabilities that may require us to make payments or otherwise use additional cash in the future.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see the Notes to Consolidated Financial Statements.

Critical Accounting Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions, we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions. The Notes to the consolidated financial statements describe the significant accounting policies and methods used in preparing the consolidated financial statements. While there are a number of significant accounting policies affecting our consolidated financial statements, we believe the following critical accounting policies involve the most complex, difficult, and subjective estimates and judgments.

Revenue Recognition: The Company generates revenue from selling and installing hardware, licensing its software, and the rendering of services. It also generates revenue from the provisioning and reselling of telecommunication circuits and from supporting and monitoring of its customers’ networks.

For revenue from offering sales and services, the Company recognizes revenue in accordance with the SEC’s Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104). SAB 104 incorporates EITF Issue No. 00-21, Multiple Deliverable Revenue Arrangements (EITF 00-21). EITF 00-21 addresses accounting for arrangements that may involve the delivery or performance of multiple offerings, services, and/or rights to use assets.

Both American Institute of Certified Public Accountants (AICPA) Statement of Position No. 97-2, Software Revenue Recognition (SOP 97-2) and SAB 104 require that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the offerings delivered and the collectability of those amounts. Provisions for discounts and rebates to the customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the offering or software has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the offering has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting as prescribed in SOP 97-2. Under this method, the Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract support agreements at 20% of the license amount, which is based on the amount charged to its customer in the renewal year. Therefore, of the total amount received under the arrangement, the Company allocates 20% to maintenance and the remaining amount to software license under the residual method of accounting as prescribed in SOP 97-2.

The Company also earns sales revenue from providing its customers ongoing access to data services and the installation of those services. Ongoing services are billed in advance and the installation of those services is billed in arrears. The Company recognizes sales revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Advance billings are recorded as deferred revenue in the month prior to delivery.

The Company defers maintenance and services revenue related to providing network monitoring and the ongoing access to data services. This revenue is recognized ratably over the term of such contracts. The Company defers recognition of revenue on consulting and training billings until the related services are performed.

Goodwill and Intangible Assets: The Company accounts for goodwill and other intangible assets in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually as of December 31. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2008 and 2007. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of the Company’s reporting unit is determined based upon Management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, trade names, software licenses, databases, and developed technology were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 3 to 15 years. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. Newly acquired VDUL’s intangible assets are classified into two categories, developed technology and customer relationships. These assets have a useful life ranging from five to fifteen years and are amortized using an economic benefit method.

Based on the impairment test performed at December 31, 2008, the Company determined no impairment of goodwill or intangibles should be recognized. There can be no assurance that future goodwill or impairment tests will not result in a charge to earnings.

Stock-based Compensation: The Company adopted SFAS 123R effective January 1, 2006, prospectively for new equity awards issued subsequent to January 1, 2006. The adoption of SFAS 123R resulted in the recognition of stock-based compensation expense during the period ended December 31, 2008 of $6.6 million compared to $13.8 million in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company uses the Black-Scholes Model for purposes of determining estimated fair value of share-based payment awards on the date of grant under SFAS 123R. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves Management’s judgment and may impact net income. The circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination and the recording of compensation expense in future periods.

The Company accounts for equity instruments issued for services and goods to non-employees under SFAS 123R; EITF Issue No. 96-18, Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18); and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees (EITF 00-18). Generally, the equity instruments issued for services and goods are for shares of the Company’s common stock or warrants to purchase shares of common stock. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

Convertible Debentures, Warrants, and Derivative Instruments: The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features.

The Company accounts for its embedded conversion features and freestanding warrants pursuant to SFAS 133 and EITF 00-19, which requires freestanding contracts that are settled in a company’s own stock to be designated as an equity instrument, asset, or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in results of operations.

In accordance with FAS 133 and EITF 00-19, certain warrants to purchase common stock and embedded conversion options are accounted for as liabilities at fair value and the unrealized changes in the values of these derivatives are recorded in the statement of operations as “gain or loss on warrants and derivatives.” Contingent conversion features that reduce the conversion price of warrants and conversion features are included in the valuation of the warrants and the conversion features. The recognition of the fair value of derivative liabilities (warrants and embedded conversion options) at the date of issuance is applied first to the proceeds. The excess fair value, if any, over the proceeds from units-type offerings (preferred stock with freestanding warrants) or from a debt instrument, is recognized immediately in the statement of operations as “gain or loss on warrants and derivatives” or “interest expense,” respectively. The value of warrants or derivatives associated with a debt instrument is recognized at inception as a discount to the debt instrument. This discount is amortized over the life of the debt instrument using the effective interest method. The value of the warrants and derivatives associated with the units-type offerings is recognized as “gain or (loss) on extinguishment of debt” upon conversion to common stock.

A determination is made upon settlement, exchange, or modification of the debt instruments to determine if a gain or loss on the extinguishment has been incurred based on the terms of the settlement, exchange, or modification and on the value allocated to the debt instrument at such date.

With respect to the extinguishment or conversion of convertible debt with beneficial conversion features and/or detachable warrants, on an interim basis, the Company had accounted for convertible debt with conversion features in accordance with Accounting Principles Board (APB) Opinion No. 26, Early Extinguishment of Debt (APB 26) and per the terms of the instruments. APB 26 states that, “In practice, the carrying amount of the debt, including any unamortized premium or discount is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.”

More recent best practices indicate that in instances when the conversion features have been bifurcated from the convertible debt host contract and accounted for as liabilities, there is no equity conversion feature remaining in the debt instrument for accounting purposes. Therefore, while there may be a legal conversion of the debt, for accounting purposes both liabilities (i.e., the debt host contract and the bifurcated derivative liability) are subject to extinguishment accounting because such liabilities are being surrendered in exchange for common shares. As such, a gain or loss upon extinguishment of the two liabilities equal to the difference between the recorded value of the liabilities and the fair value of the common stock issued to extinguish them should be recorded. Due to the volume of conversion activity that accumulated throughout 2008, this approach has been adopted and the effect on interim reports for 2008 is disclosed in the supplemental information note to the consolidated financial statements.

The Company uses the Black-Scholes pricing model to determine fair values of its derivatives. Valuations derived from this model are subject to ongoing internal verification and review. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves Management’s judgment including the likelihood of outcomes and may impact net income. The fair value of the derivative liabilities is subject to the changes in the trading value of the Company’s common stock. As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of December 31, 2008 or 2007.

Factors Affecting Future Performance

For information about risk factors affecting future performance, see the Risk Factors section above.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under Regulation S-K, §229.305(e), Smaller Reporting Companies, a smaller reporting company as defined by §229.10(f)(1), is not required to provide the information required by this item.

ITEM 8.	CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Growth Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Growth Systems, Inc. and Subsidiaries (the Company) as of December 31, 2008 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. and Subsidiaries as of December 31, 2008, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company’s recurring operating losses, negative cash flows from operations, net working capital deficiency, shareholders’ deficit and debt covenant violations and related penalties raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 3 and 20. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ ASHER & COMPANY, LTD.

Philadelphia, PA

August 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Growth Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Capital Growth Systems, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, statement of shareholders’ equity, and cash flows for the year ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. and Subsidiaries as of December 31, 2007, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the consolidated financial statements, the Company’s recurring losses, negative cash flows from operations and its net working capital deficiency raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 3 and 20. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Plante & Moran, PLLC

Elgin, IL

August 14, 2008

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000s except par values and share data)

	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,598	$859
Accounts receivable, net	6,277	1,782
Prepaid expenses and other current assets	844	1,646
Current assets of discontinued operations	—	2,387

Total Current Assets	11,719	6,674
Property and equipment, net	1,548	1,418
Intangible assets, net	26,182	8,308
Goodwill	13,993	12,513
Other assets	3,875	478
Long-term assets of discontinued operations	—	1,031

TOTAL ASSETS	$57,317	$30,422

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$8,106	$5,084
Accounts payable	12,636	2,750
Accrued expenses	4,971	3,231
Deferred revenue, current portion	4,349	537
Current liabilities of discontinued operations	—	2,827

Total Current Liabilities	30,062	14,429
Liabilities for warrants to purchase common stock	12,153	35,883
Embedded derivatives of convertible debt instruments	16,854	9,199
Long-term portion of debt, net	—	3,490
Deferred revenue, long-term portion	45	76
Long-term liabilities of discontinued operations	—	727

Total Liabilities	59,114	63,804

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of December 31, 2008 and 2007	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 154,281,018 issued and outstanding at December 31, 2008 and 350,000,000 authorized, 123,752,039 issued and outstanding at December 31, 2007	16	12
Additional paid-in capital	101,606	77,462
Accumulated other comprehensive income (loss)	7	(89)
Accumulated deficit	(103,426)	(110,767)

Total Shareholders’ Equity (Deficit)	(1,797)	(33,382)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$57,317	$30,422

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except per share data)

	Years ended December 31,
	2008	2007
REVENUES	$34,159	$17,228
COST OF REVENUES	20,255	12,176

GROSS MARGIN	13,904	5,052

OPERATING EXPENSES
Compensation	14,839	21,371
Travel and entertainment	1,477	1,370
Occupancy	1,367	1,776
Professional services	10,313	6,595
Insurance	425	317
Depreciation and amortization	2,166	3,497
Other operating expenses	6,184	738

TOTAL OPERATING EXPENSES	36,771	35,664

OPERATING LOSS	(22,867)	(30,612)
Interest expense, including amortization of deferred financing costs and discounts	(17,312)	(38,969)
Gain on warrants and derivatives	59,833	14,539
Loss on disposal of assets	—	(501)
Registration rights penalties	(2,522)	(2,531)
Gain (loss) on extinguishment of debt	(10,343)	1,645

Income (loss) from continuing operations	6,789	(56,429)
Income (loss) from discontinued operations, net of tax	552	(4,960)

NET INCOME (LOSS)	$7,341	$(61,389)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Income (loss) from continuing operations	$0.05	$(1.05)
Income (loss) from discontinued operations	—	(0.09)

Net income (loss) per share of common stock – basic	$0.05	$(1.14)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Income (loss) from continuing operations	$(0.23)	$(1.05)
Income (loss) from discontinued operations	—	(0.09)

Net income (loss) per share of common stock – diluted	$(0.23)	$(1.14)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

($000s except share data)

	Series AA Preferred Shares	Series B Preferred Shares	Common Shares	Preferred Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2007	—	2,516	21,015,069	$—	$2	$19,297	$(49,378)	$(49)	$(30,128)
Issuance of Series AA preferred stock	20,635	—	—	2	—	—	—	—	2
Conversion of Series AA preferred stock to common stock	(20,635)	—	45,854,513	(2)	5	25,220	—	—	25,223
Conversion of Series B preferred stock to common stock	—	(2,516)	3,700,147	—	—	(486)	—	—	(486)
Exercise of warrants	—	—	25,277,556	—	3	12,484	—	—	12,487
Registration rights penalty	—	—	4,784,623	—	—	2,531	—	—	2,531
Stock issued for services	—	—	5,000,000	—	—	1,999	—	—	1,999
Stock-based compensation expense	—	—	—	—	—	13,792	—	—	13,792
Issuance of common stock	—	—	18,120,131	—	2	2,625	—	—	2,627
Foreign currency translation adjustment	—	—	—	—	—	—	—	(40)	(40)
Net loss for 2007	—	—	—	—	—	—	(61,389)	—	(61,389)

Balance, December 31, 2007	—	—	123,752,039	$—	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless exercise of stock options	—	—	804,626	—	—	—	—	—	—
Executive options surrendered to Company and provided to Seller of VDUL	—	—	—	—	—	290	—	—	290
Conversion of debt to common stock	—	—	25,312,890	—	3	13,302	—	—	13,305
Exercise of warrants	—	—	3,934,278	—	1	3,693	—	—	3,694
Registration rights penalty	—	—	477,185	—	—	241	—	—	241
Stock-based compensation expense	—	—	—	—	—	6,618	—	—	6,618
Foreign currency translation adjustment	—	—	—	—	—	—	—	96	96
Net income for 2008	—	—	—	—	—	—	7,341	—	7,341

Balance, December 31, 2008	—	—	154,281,018		$16	$101,606	$(103,426)	$7	$(1,797)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000s)

	Years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$7,341	$(61,389)
Less: income from discontinued operations, net of tax	(552)	4,960

Income (loss) from continuing operations	6,789	(56,429)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,166	3,497
Loss on disposal of assets	—	501
Stock-based compensation	6,618	13,792
Consulting expenses paid in common stock and warrants	3,886	4,319
Registration rights penalties	2,522	2,531
Amortization of deferred financing costs	1,227	—
Amortization of debt discount and interest paid-in-kind	14,756	38,555
(Gain) loss on extinguishment of debt	10,343	(1,645)
Change in fair value of embedded derivatives and warrants	(59,833)	(14,539)
Changes in operating assets and liabilities, net of effects of acquisition and divestiture:
Accounts receivable, net	1,196	(190)
Prepaid expenses and other current assets	(448)	(1,129)
Deposits and other assets	502	(63)
Accounts payable	2,326	1,320
Accrued expenses	(1,082)	(121)
Deferred revenue	(490)	(108)

Total adjustments	(16,311)	46,720

Net cash used in continuing operations	(9,522)	(9,709)
Net cash used in discontinued operations	(424)	(2,187)

Net cash used in operating activities	(9,946)	(11,896)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of VDUL, net of cash acquired	(10,473)	—
Purchase of property and equipment	(48)	(365)

Net cash used in investing activities from continuing operations	(10,521)	(365)
Net cash provided by investing activities from discontinued operations	839	—

Net cash used in investing activities	(9,682)	(365)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	810	7,954
Proceeds from the issuance of debt	35,825	11,621
Repayment of long-term debt	(9,725)	(29,998)
Payment of financing costs	(3,673)	(376)
Proceeds from exercise of warrants, issuance of stock, and units offering	33	25,234

Net cash provided by financing activities from continuing operations	23,270	14,435
Net cash used in financing activities from discontinued operations	—	(2,478)

Net cash provided by financing activities	23,270	11,957

Effect of exchange rate on cash and equivalents	97	(41)

Increase (decrease) in cash and cash equivalents	3,739	(345)
Cash and cash equivalents – beginning of year	859	1,204

Cash and cash equivalents – end of year	$4,598	$859

	Years ended December 31,
	2008	2007
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$1,611	$1,762
Cash paid for interest for discontinued operations	12	87
NON-CASH INVESTING AND FINANCING ACTIVITIES
Extinguishment of March Debentures and issuance of Amended March Debentures	18,459	—
Seller Debenture for acquisition of VDUL, net of imputed interest	2,497	—
Options transferred to seller of VDUL	290	—
Issuance of November Debenture for services	700	—
Registration rights penalty	241	—
Conversion of debt to common stock	13,305	—
Conversion of warrants to common stock	3,694	8,692
Conversion of preferred stock to common stock	—	24,739
Conversion of short-term bridge notes to Junior Secured Facility	—	5,388
Issuance of common stock	—	313

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies.

Description of Business

Capital Growth Systems, Inc. (CGSI) and its subsidiaries (the Company) operates in one reportable segment as a single source telecom logistics provider in North America and the European Union. The Company helps customers improve efficiency, reduce cost, and simplify operations of their complex global networks – with a particular focus on access networks.

Basis of Presentation

The Company consolidates its wholly-owned operating subsidiaries. The continuing operations presented in the accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries: 20/20 Technologies, Inc. (20/20), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, CentrePath, Inc. (CentrePath), and Global Capacity Group, Inc. (GCG). Also consolidated, effective November 20, 2008, is VDUL, now known as Global Capacity Direct, LLC. The Company also consolidated two other businesses, Nexvu Technologies, LLC (Nexvu) and Frontrunner Network Systems (Frontrunner) until their respective closure or sale and the Company reports their results as discontinued operations. See the Discontinued Operations note for additional information. Except where necessary to distinguish the entities, together they are referred to as the “Company.”

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits by $4.1 million and $0.7 million for the years ended December 31, 2008 and 2007, respectively. Daily cash balances in the operating accounts are monitored and adjusted, as appropriate. These balances could be impacted if one or more of the financial institutions with Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents; however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Cash and Cash Equivalents

The Company considers those short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents.

Restricted Cash

As of December 31, 2008, the Company had $0.5 million of restricted cash for outstanding letters of credit. The letters of credit expire within one year of issuance therefore, restricted cash is classified with other current assets.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. The Company provides an allowance for potentially uncollectible accounts receivable based upon prior experience and Management’s assessment of the collectability of existing specific accounts. The total reserve for uncollectible accounts was $6.8 million and $0.1 million as of December 31, 2008 and 2007, respectively. The Company’s policy is to write-off accounts receivable balances once Management has deemed them to be uncollectible.

In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit. The Company’s counsel has advised Management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire balance as of December 31, 2008 and will record any amounts recovered through future operating results.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over its estimated useful lives of three to fifteen years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

Impairment of Long-lived Assets

The Company assesses the recoverability of its long-lived assets, which includes property and equipment and amortizable intangible assets, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long Lived Assets (SFAS 144). The impairment of long-lived assets held for sale is measured at the lower of book value or estimated fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. Should the carrying value be higher than the undiscounted cash flows, an impairment would be recorded to write the asset down to its estimated fair value. The Company generally determines estimated fair value based on the estimated discounted cash flows, as well as specific independent appraisal in certain instances.

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

Although the Company has a recent history of operating losses, Management has determined that its long-lived assets are expected to provide adequate cash flows to demonstrate the recoverability of the long-lived assets reported carrying values. As such, there were no impairment charges recognized related to the long-lived assets of the continuing operations for the years ended December 31, 2008 and 2007.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with FASB Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually as of December 31. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2008 and 2007. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of the Company’s reporting unit is determined based upon Management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, trade names, software licenses, databases, and developed technology were all determined to have a definite life and are amortized over the shorter of the estimated useful life or contractual life of the these assets, which range from 3 to 15 years. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets. Newly acquired VDUL’s intangible assets are classified into two categories, developed technology and customer relationships. These assets have a useful life ranging from five to fifteen years and are amortized using an economic benefit method.

Based on the impairment test performed at 2008, the Company determined no impairment of goodwill or intangibles should be recognized. There can be no assurance that future goodwill or intangibles impairment tests will not result in a charge to earnings.

Deferred Financing Costs

Deferred financings costs, included with prepaid expenses and other assets in the consolidated balance sheets, were $3.7 million and $0.5 million as of December 31, 2008 and 2007, respectively, both net of accumulated amortization of $0.1 million and $0.8 million, respectively. These costs represent fees incurred and paid in either cash or warrants to obtain debt financing and are amortized over the life of the related debt using the effective interest rate method.

Accounting for Debt Issued with Stock Purchase Warrants

Pursuant to Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14), the accounting for debt issued with detachable stock purchase warrants provides for the proceeds of the debt to be allocated between the debt and the detachable warrants based on the relative estimated fair values of the debt security without the warrants and the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to additional paid-in capital and as a debt discount that would be amortized over the term of the debt. However, in circumstances where the warrants but must be accounted for as a liability, based on other literature predominantly Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the full estimated fair value of the warrant is established as both a liability and as a debt discount. As of December 31, 2008 and 2007, the Company does not have any warrants that merit equity classification.

Accounting for Convertible Instruments and Related Securities

The Company does not enter into derivative contracts for purposes of risk management or speculation. However, from time to time, the Company enters into financing contracts that are not considered derivative financial instruments in their entirety but that include embedded derivative features and may also include detachable warrants.

Upon issuance of convertible instruments, preferred stock in 2007 and generally debt, the Company first determines whether the instrument and any conversion features and warrants, should be accounted for as a liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) and its related guidance. None of the non-debt instruments issued by the Company currently require accounting under SFAS 150. The Company then considers whether the conversion option or other embedded features (such as puts and calls) require bifurcation from the debt or preferred stock host pursuant to the relevant accounting literature, predominantly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This consideration includes, among other things, an assessment of whether the embedded feature would qualify as a derivative, whether such a derivative is indexed to the Company’s common stock and whether the derivative would, if freestanding, be classified in shareholders’ equity (deficit). If it is determined that one or more embedded features are required to be bifurcated, those bifurcated features are separated from the debt as a bundle and accounted for as a liability or asset of the Company. The debt itself would then be recorded with a discount (if the separated features were a liability) or a premium (if the separated features were an asset) which would be amortized over the term of the debt. The Company has no such derivative assets, but it does have various derivative liabilities.

To the extent that the initial estimated fair value of the derivative liability, along with the initial estimated fair value of detachable warrants also issued with the same convertible instrument, exceeds the proceeds received upon issuance of the security, the resulting debt discount is capped at the amount of those proceeds and the excess of the initial derivative and warrant liability is charged to the statement of operations as interest expense.

The derivative and warrant liabilities are required to be accounted for at estimated fair value. As such, at each balance sheet date, all such outstanding securities are reported at the period end’s estimated fair value and changes in that estimate from the prior period end are reflected in “Gain (loss) on warrants and derivatives” in the statements of operations. The estimated fair values include, as appropriate, any contingency provisions related to the respective securities. The Company uses the Black-Scholes pricing model to determine fair values of its warrants and derivatives. Valuations derived from any model are subject to ongoing internal verification and review. The models use, among other things, market-sourced inputs such as common stock price, interest rates, exchange rates, and common stock price volatility. Selection of these inputs involves Management’s judgment and has a direct impact on net income. The fair value of the derivative liabilities and certain of the warrant liabilities are subject to changes in the trading value of the Company’s common stock. Accordingly, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors such as the price of the Company’s stock at the balance sheet date, the amount of shares converted by note holders and/or exercised by warrant holders, and changes in the determination of market-sourced inputs. Consequently, the Company’s financial position and results of operations may vary materially from quarter-to-quarter based on conditions other than its operating revenues and expenses.

These warrant and derivative liabilities are also marked-to-market prior to any related conversions, exercises, modifications, or extinguishments with any necessary changes being reflected in “Gain or loss related to warrants and derivatives.” Upon such events, the carrying cost of the liability is eliminated (upon a conversion, exercise, or extinguishment) or adjusted as may be necessary in a modification and such eliminations and adjustments are included in the overall accounting for the related event.

Generally, the Company follows extinguishment accounting, which indicates that in instances when the conversion features have been bifurcated from the convertible debt host contract and accounted for as liabilities, there is no equity conversion feature remaining in the debt instrument for accounting purposes. Therefore, while there may be a legal conversion of the debt, for accounting purposes both liabilities (i.e., the debt host contract and the bifurcated derivative liability) are subject to extinguishment accounting because such liabilities are being surrendered in exchange for common shares. As such, a gain or loss upon extinguishment of the two liabilities equal to the difference between the recorded value of the liabilities and the fair value of the common stock issued to extinguish them is recorded.

Upon a conversion of a portion of debt associated with separated derivatives into common shares, the Company records a credit to capital equal to that date’s fair value of the shares issued upon conversion. Concurrently, the Company eliminates the carrying value of the debt, including its pro rata portion of deferred financing costs, debt discounts, and derivative liability, thereby resulting in a gain or loss on extinguishment upon the conversion.

In certain circumstances, the terms of the convertible securities and warrants require the Company to file and keep effective a registration statement in regards to the common shares to be delivered upon conversion or exercise. In certain of those cases, the Company may incur penalties for not meeting those requirements on a timely basis. The Company records any related penalties upon its assessment that such penalties will become due and payable to the holders in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (FSP 00-19-2). If such determination is made upon issuance or modification of the convertible securities or warrants, the related penalties are considered in the overall accounting for the issuance of those securities. If such determination is made subsequent to the issuance or modification, which is almost always the case, the related penalties are charged to expense.

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157) for financial assets and liabilities. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Adoption of this portion of SFAS 157 did not have a significant impact on the Company’s financial statements.

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

The Company has embedded derivatives associated with its convertible debt instruments and warrants classified as liabilities, which are measured at fair value on a recurring basis. The embedded derivatives and the warrants are measured at fair value using the Black-Scholes valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. In selecting the appropriate fair value technique the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at December 31, 2008 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Derivative financial instruments	—	$16.9	—	$16.9
Warrant liability	—	12.2	—	12.2

Fair Value of Financial Instruments not measured at fair value on a recurring basis: The carrying amount of cash, accounts receivable, debt, and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments. Long-term debt approximates fair value due to the interest rates on the promissory notes approximating current rates.

Revenue Recognition

The Company generates revenue from two business units: Optimization Solutions and Connectivity Solutions. The revenue offerings of Optimization Solutions include Optimization Consulting, Automated Pricing Software, Remote Management Services, and Professional Services. Revenue offerings of Connectivity Solutions include delivering turnkey global networks and system management services.

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104) which incorporates EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21) and in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

While customers may purchase services separately, sales often include multiple offerings that cross business units. At the inception of such arrangements, the deliverables are evaluated to determine whether they represent separate units of accounting under EITF 00-21. The Company’s policy regarding this determination of separate units is based on all of the following criteria being met: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the items(s), and delivery or performance of the item(s) is considered probable and substantially in the Company’s control. Revenue is allocated to each unit of accounting in a transaction based on its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold to other customers. If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and revenue is recognized on all items over the term of the arrangement.

As part of the revenue recognition process, the Company records provisions for estimated offering returns and allowances as determined by historical sales returns, reviewing economic trends, and changes to customer’s demands. Cancellation charges that are included in Company contracts are recorded upon Management’s determination that the customer has violated the terms of the contract.

Optimization Consulting: The Company contracts these services on a contingent basis, where the Company is paid a non-recurring fee based on a percentage of the savings achieved from the engagement. Savings in off-net access can be identified through the novation of existing circuits, least-cost carrier upgrades, point-of-presence re-homing, and aggregation of circuits into higher bandwidth facilities. Revenues related to optimization recommendations that require additional action before acceptance or implementation are deferred until such contingency is resolved.

Automated Pricing Software: The Company allocates revenue to software licenses and to the related maintenance based on the residual method of accounting as prescribed in SOP 97-2, whereby the software revenue is recognized upon offering acceptance by the customer and the maintenance allocation is recognized over the annual life of the license. The Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract maintenance support agreement at 20% of the license amount, which is based on the amount charged to its customers in the renewal year. Therefore, the Company allocates 20% of the revenue of the arrangement to maintenance and the remaining amount to the software license.

Remote Management Services: The Company recognizes revenue from the installation and servicing of the arrangement ratably over the term of the contract with no allocation to either installation or monthly monitoring since, as prescribed in EITF 00-21, the installation has no value to the customer on a standalone basis.

Professional Services: The Company recognizes revenue over the duration of the contract on a percentage of completion method from the go-live date through the contract life.

Global Networks and System Management Services: The Company generally bills its customers for ongoing services on a monthly basis. Invoices include charges for the current month’s connectivity access and for the prior month’s excess usage-based revenue. Revenue is recognized in the month earned. Installation charges are recognized upon acceptance by the customer.

Cost of Revenues

The cost of revenues for the Optimization solutions offerings include the cost of accessing circuits and fiber networks, the direct costs for labor, travel and materials to install and maintain customer sites, along with the occupancy and labor costs of operating a network operations center.

Cost of revenues for the connectivity solutions offerings includes the cost of accessing circuits and bandwidth needed for communication networks and fees paid to third-party sales agents.

Accounting for Stock-Based Compensation

The Company measures and recognizes the cost of share-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes expense over the vesting period. The Company estimates the grant date fair value of each award using a Black-Scholes option-pricing model.

From time to time, in lieu of, or in addition to cash, the Company issues equity instruments as a contract incentive or as payment for non-employee services. Such payments may include the issuance of stock, stock purchase warrants, or both. The amount recorded for shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement. The grant date fair value of warrants awarded is estimated using the Black-Scholes option-pricing model. The fair value of the awards is charged to expense as they are earned. The Company has not classified outstanding stock options as liabilities because the underlying shares are not classified as liabilities and the Company is not required to settle the options by transferring cash or other assets.

Income Taxes

Income tax provisions are recorded for taxes currently payable or refundable and for deferred income taxes arising from the future tax consequences of events that were recognized in the Company’s financial statements or tax returns. The effects of income taxes are measured based on enacted tax laws and rates applicable to periods in which the differences are expected to reverse. As necessary, a valuation allowance is established to reduce deferred income tax assets to an amount that will more likely than not be realized.

The Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation (FIN) No 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state, local, and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. Generally, tax years ended December 31, 2004 and forward remain subject to examination by major tax jurisdictions as of December 31, 2008. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Years ended December 31,
	2008	2007
Net income (loss)	$7,341	$(61,389)
Foreign currency translation adjustment	97	(41)

Comprehensive income (loss)	$7,438	$(61,430)

Use of Estimates

The preparation of financial statements with accounting principles, generally accepted in the United States of America, requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

NOTE 2. Recent Accounting Pronouncements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (SFAS 166), which amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities: an interpretation of ARB No. 51 (FIN 46R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (SFAS 168), which replaces SFAS No. 162, The Hierarchy of GAAP (SFAS 162), and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Securities and Exchange Commission (SEC) rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s consolidated financial statements. The Company will adjust historical GAAP references in its Form 10-Q for the third quarter of 2009 to reflect accounting guidance references included in the Codification.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company plans to adopt the provisions of SFAS 165 in the quarter ending June 30, 2009. The adoption is not expected to have a material impact on the consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). This FSP requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company plans to adopt FSP 107-1 and APB 28-1 in the quarter ending June 30, 2009. As FSP 107-1 and APB 28-1 apply only to financial statement disclosures, the adoption will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim reporting periods ending after June 15, 2009. The Company expects the adoption of FSP 157-4 will not have a material impact on the Company’s consolidated financial statements when it is applied in the quarter ending June 20, 2009.

In April 2009, the FASB issued FSP No. SFAS 115-2 and FSP No. SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FSP 124-2). This FSP provides a framework to perform an “other-than-temporary” impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009. The Company expects to adopt FSP 115-2 and FSP 124-2 in the quarter ending June 30, 2009. Management anticipates that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, Accounting for Contingencies, (SFAS 5) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss—an interpretation of FASB Statement No. 5 (FIN 14). The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009.

In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Consideration (EITF 08-6), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-6 clarifies the effects of the issuance of SFAS 141 (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). See further information on the issuance of SFAS 141R and SFAS 160 below. The Company will apply EITF 08-6 to any transactions within scope occurring after December 31, 2008.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 provides guidance on intangible assets acquired after the effective date of SFAS 141R that an entity does not intend to actively use but intends to hold to prevent others from using. The Company will apply EITF 08-7 to any transactions within scope occurring after December 31, 2008.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated results of operations and financial condition.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share, (FAS 128). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively. The Company is evaluating the total impact of FSP 03-6-1 and anticipates that it will not have a material impact on its financial results.

In April 2008, the FASB issued FSP No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The Company has determined that the adoption of FSP 142-3 will not have a material effect on its consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133 (SFAS 161). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Because the Company has only embedded derivatives and SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 will not have an impact on the Company’s consolidated results of operations or financial condition.

In February 2008, the FASB issued FSP No. FAS 157-1, Application of FASB Statement 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (FSP 157-1) and FSP No. FAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2). FSP 157-1 removes certain leasing transactions from the scope of SFAS 157. The Company does not expect the adoption of these FASB Staff Positions to have a material effect on its consolidated results of operations or financial condition.

In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces SFAS No. 141, Business Combinations (SFAS 141) and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The provisions of SFAS 141R will impact the Company if it is party to a business combination after the pronouncement has been adopted.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements (ARB 51) to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company does not currently expect the adoption of SFAS 160 to have a material effect on its consolidated results of operations and financial condition.

In February 2007, the FASB issued SFAS No. 159, Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159). Under SFAS 159, entities may choose to measure at fair value many financial instruments and certain other items that are not currently required to be measured at fair value. SFAS 159 also establishes recognition, presentation, and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 does not affect any existing accounting literature that requires certain assets and liabilities to be carried at fair value. Upon adoption on January 1, 2008, the Company did not elect the fair value option for any items within the scope of SFAS 159 and, therefore, the adoption of SFAS 159 did not have an impact on its consolidated results of operations or financial position.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair measurements. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. However, in February 2008, the FASB issued FSP 157-2, which deferred the effective date of SFAS 157 for one year, as it relates to the fair value measurement requirements for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; but it does not require any new fair value measurements. The adoption of SFAS 157 for non-financial assets and liabilities is not expected to have a material effect on the Company’s consolidated results of operations or financial position.

NOTE 3. Going Concern.

As of December 31, 2008, the Company’s current liabilities exceeded its current assets by $18.3 million. Included in the current liabilities is $8.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $19.3 million associated with original issue discount and imputed interest. Cash on hand at December 31, 2008 was $4.6 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported a net gain from continuing operations of $6.8 million and a net loss from continuing operations of $56.4 million for the years ended December 31, 2008 and 2007, respectively. The results for 2008 include non-cash expenses of $13.3 million relating to the accounting treatment for stock and options, and a $10.3 million non-cash loss from the extinguishment of debt. The current year includes non-cash credits of $59.8 million from the change in fair value of embedded derivatives and warrants, and $16.3 million of amortization of debt discounts and interest paid-in-kind. The results for 2007 include $18.1 million in non-cash expenses relating to the accounting treatment for stock and options, $38.6 million related to the amortization of debt discount, and a non-cash gain on warrants and derivatives of $14.5 million. Cash used in operating activities from continuing operations was $9.5 million and $9.7 million for each of the years ended December 31, 2008 and 2007, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors, as evidenced by the $35.8 million financing completed in 2008. This capital was used to fund the VDUL acquisition, to strengthen its core logistics business model, and to support existing operations. See the Subsequent Event note regarding the 2009 financing activity.

NOTE 4. Acquisitions.

Acquisition of VDUL

On November 14, 2008, CGSI, through its wholly-owned subsidiary Capital Growth Acquisition, Inc. (CGAI), entered into an Interest and Loan Purchase Agreement (the ILPA) with an administrator (Seller) for the purchase of all of the outstanding membership interests (the Interests) of VDUL. Vanco plc, the former ultimate parent of VDUL, was based in the United Kingdom (U.K.) and went into administration (a form of bankruptcy protection in the U.K.) in May 2008. Since that time, the U.K.-based administrator for Vanco plc (akin to a trustee in United States bankruptcy actions) had been marketing VDUL for sale. Because of required regulatory approvals, closing on the ILPA was in two phases. Effective with the first closing on November 20, 2008 (the Financial Closing), the Company paid full consideration for the Interests of VDUL and began operating VDUL under a management services agreement (MSA). The purchased Interests were held in escrow until the Company and the Seller obtained the required Federal and state regulatory approvals. The second closing to transfer the Interests to the Company from escrow (Final Closing) occurred on April 14, 2009 after such approvals were obtained. The Company acquired VDUL to expand its customer relationships and to strengthen its intellectual property that is core to its logistics business model and believes that VDUL’s software and intellectual property are complementary to its global pricing and supply chain management systems.

VDUL holds domestic and international Section 214 authorizations from the Federal Communications Commission (FCC) and certificates of public convenience and necessity (or the equivalent) from various state telecommunications regulatory commissions (State Commissions). On November 19, 2008, the FCC granted a special temporary authority (STA) for the Company to operate the assets of VDUL under the MSA and, as contemplated by the ILPA, the Financial Closing occurred on November 20, 2008. Under the MSA, the Company earned a monthly management fee equal to 30% of VDUL’s revenues (provided that in no event could any monthly payment exceed VDUL’s net income for such month) and is responsible for any losses that may accrue. Per the ILPA, the Final Closing did occur upon the approval by both the FCC and State Commissions of the transfer of beneficial ownership of VDUL to the Company. See the Subsequent Events note for additional information about the Financial Closing.

The purchase consideration to Seller at the Financial Closing included cash of $12.2 million, a non-interest bearing convertible debenture of $3.0 million and options to purchase 5,750,001 shares of the Company’s common stock. The Seller debenture and purchase consideration were subsequently increased by $1.0 million in a post-closing adjustment.

As the Company paid full consideration for 100% of the Interests of VDUL and, through the MSA, has both the ability to control VDUL and receive substantially all of the economic risks and rewards of ownership, the Company effectively obtained a controlling financial interest in VDUL with the Financial Closing. The acquisition of Interests was accounted for using the purchase method in accordance with SFAS 141. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from November 20, 2008, the date of acquisition. The purchase price, as adjusted, was allocated as of the Financial Closing and resulted in goodwill of approximately $1.5 million. The purchase price allocation as of November 20, 2008 was as follows:

Cash purchase price	$12,233
Seller debenture, as adjusted	4,000
Less imputed interest at 19.0%	(1,503)
Transaction Costs	250
Fair value of stock options transferred to Seller	290

Total purchase price	15,270

Assets acquired and liabilities assumed at fair value:
Cash	2,009
Accounts receivable, net	5,709
Other current assets	224
Identifiable intangible assets	19,360
Other assets	1,216
Accounts payable and accrued expenses	(10,456)
Deferred revenue	(4,272)

Fair value of net assets acquired	13,790

Goodwill	$1,480

The cash purchase price was financed by proceeds from the November 2008 debt refinancing described in the Debt note.

The stock options were provided by way of assignment of existing outstanding and fully vested options held by three of the Company’s executive officers. The options had an exercise price of $0.185 per share and expired unexercised on December 31, 2008. The options were valued as of the Financial Closing date using the Black-Scholes model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 110.5%, risk free interest rate of 1.0%, and no dividends.

The Company valued the identifiable intangible assets acquired based on valuations using management’s estimates and assumptions. The identifiable intangible assets are as follows:

	Fair Value	Amortization Period
Developed technology	$6,410	15 Years
Customer relationships	12,950	15 Years

Total	$19,360

The following unaudited pro forma consolidated results of continuing operations are presented as though VDUL had been acquired as of January 1, 2007:

	Years ended December 31,
	2008	2007
Revenue	$74,361	$69,235
Income (loss) from continuing operations	(3,872)	(71,842)
Basic and diluted income (loss) per share from continuing operations	(0.03)	(1.34)

The pro forma results of operations are not necessarily indicative of what actually would have occurred had the VDUL acquisition occurred at an earlier date, nor are they necessarily indicative of future consolidated results. The Seller continued to support the operations of VDUL while marketing VDUL for sale. The historical results of operations of VDUL in 2008 were impacted by Vanco plc’s bankruptcy and the Seller’s marketing of VDUL for sale.

Resolution of GCG Earn-out Provision in 2007

On December 12, 2006, the Company consummated the acquisition of GCG and paid cash consideration of $5.3 million. The former shareholders of GCG were entitled to additional contingent consideration after the second and third anniversary dates of the merger if GCG’s revenue and profitability met certain thresholds. The parties agreed to various revenue and gross margin combinations that could have resulted in additional consideration between $1.5 million and $3.0 million on each of the second and third anniversary dates. The Company required the former shareholders to remain employed by GCG in order to receive any such additional consideration payments. The agreed upon revenue thresholds ranged between $9.0 million and $13.4 million and the gross profit thresholds ranged between 27.5% and 30% of revenue. Any contingent consideration to be paid on the second anniversary date was payable in cash. Contingent consideration on the third anniversary date was payable, at the Company’s discretion, in cash or CGSI common stock. Ultimately, on October 31, 2007, the Company reached separation agreements with the former owners, in which the former owners released all claims to potential earn-out payments in exchange for a lump sum payment of $0.4 million, which is included in compensation expense in 2007 on the Company’s consolidated statement of operations.

NOTE 5. Discontinued Operations.

In January 2004, the Company acquired Nexvu, a development-stage company in the network performance management business. In September 2004, the Company acquired Frontrunner. Frontrunner is known as an “interconnect” company, which installs and services customer-premise voice, data, and video networks. During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall telecom logistics integrator strategy and made the decision to dispose of these two entities. Beginning in early 2007, the Company actively marketed the two companies.

On February 19, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (Frontrunner Buyer) for the sale of substantially all of Frontrunner’s assets. The purchase price for the assets was $0.9 million and the Frontrunner Buyer assumed Frontrunner’s indebtedness to a material supplier that had a remaining principal amount of $0.6 million. Approximately $0.1 million of the cash purchase price was placed in escrow to be disbursed based on the collections of certain of Frontrunner’s accounts receivable. In connection with the sale of assets, the Company agreed not to compete with the Frontrunner Buyer for a period of five years.

On August 26, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (Nexvu Buyer) for the sale of Nexvu’s assets. The purchase price for the assets was $0.25 million, of which $0.125 million was paid at closing with the balance due in 2009. The Nexvu Buyer signed a promissory note for $0.125 million that has been subsequently modified to extend the due date. The Company will record that consideration on a cash basis when received. In addition, the Company is entitled to a 12.5% stake in Nexvu Buyer; however, no value has been ascribed to that component of the consideration, as the Company has not met any operating success.

In accordance with SFAS 144, the operational results and cash flows of these two entities are presented as discontinued operations. Revenues from discontinued operations for the years ended December 31, 2008 and 2007 were $1.0 million and $9.3 million, respectively. Loss from discontinued operations before taxes for the years ended December 31, 2008 and 2007 was $0.1 million and $5.0 million, respectively. The operating results related to Frontrunner and Nexvu are included in discontinued operations through the sale date. Gain on sale of discontinued operations for the year ended December 31, 2008 was $0.7 million.

In 2006, the Company determined the carrying value of Frontrunner’s goodwill exceeded its fair value by $1.4 million and therefore recognized a charge of this amount in 2006. In connection with tentative offers for Frontrunner, the Company reassessed the carrying amount of that unit’s goodwill and wrote-off the remaining balance of $2.6 million during 2007.

In 2002, Nexvu entered into a software licensing agreement with a third party under which the Company acquired a non-exclusive license for the worldwide rights to market and distribute the third party’s proprietary software. The Company was required to make annual minimum royalty payments over a five-year period that totaled $0.5 million. During 2007, the Company and the third party agreed, in connection with the close of operations of Nexvu and the removal of the third party’s software from the Nexvu offering, to terminate the agreement in exchange for a payment of $0.03 million.

There were no assets or liabilities of discontinued operations at December 31, 2008. The current and noncurrent assets and liabilities of discontinued operations at December 31, 2007, were as follows:

December 31, 2007
Accounts receivable, net	$1,298
Inventory	863
Prepaid expenses and other current assets	58
Other current assets	167

Current assets of discontinued operations	$2,386

Property and equipment, net	$505
Intangible assets, net	526

Long-term assets of discontinued operations	$1,031

Accounts payable	$326
Accrued expenses	644
Advance billing	390
Warranty reserve	99
Deferred revenue, current portion	1,368

Current liabilities of discontinued operations	$2,827

Long-term liabilities of discontinued operations	$727

NOTE 6. Property and Equipment.

Property and equipment consists of the following:

	December 31,
	2008	2007
Furniture and fixtures	$343	$341
Computer equipment	963	835
Leasehold improvements	782	111
Machinery and equipment	1,478	1,472

	3,566	2,759
Accumulated depreciation	(2,018)	(1,341)

Net property and equipment	$1,548	$1,418

Depreciation of property and equipment was $0.7 million and $2.3 million for the years ended December 31, 2008 and 2007, respectively.

NOTE 7. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and estimated amortization for the periods ending December 31, 2008 and 2007 for each major intangible asset class are as follows:

		December 31, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(1,625)	$10,590
Trade names	3	350	(246)	104
Customer relationships	6 to 15	16,510	(1,022)	15,488

Total	13.02 weighted average years	$29,075	$(2,893)	$26,182

		December 31, 2007
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 11	$5,805	$(809)	$4,996
Trade names	3	350	(129)	221
Customer relationships	6 to 10	3,560	(469)	3,091

Total	8.52 weighted average years	$9,715	$(1,407)	$8,308

Amortization expense for the years ended December 31, 2008 and 2007 related to the intangible assets was $1.5 million and $1.2 million, respectively. Estimated amortization expense for intangible assets is as follows for the years ending December 31:

2009	$3,792
2010	3,434
2011	3,206
2012	2,810
2013	2,527
Thereafter	10,413

Total	$26,182

The Company did not recognize any impairment charges related to the long-lived assets of continuing operations for the years ended December 31, 2008 and 2007.

The Company accounts for goodwill and other intangible assets in accordance with SFAS 142. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2008 and 2007. The fair value of the Company’s reporting unit was determined using a discounted cash flow method. The results of the annual impairment test indicated that there was no impairment of goodwill in 2008 and 2007.

The value at acquisition and current carrying cost of goodwill for each acquired company are as follows:

	December 31, 2008		December 31, 2007
	Gross Carrying Cost	Acquired Value	Gross Carrying Cost	Acquired Value
Acquisition of 20/20	$8,810	$8,810	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754	1,754	1,754
Acquisition of GCG	1,949	1,949	1,949	1,949
Acquisition of VDUL	1,480	1,480	—	—

Total	$13,993	$13,993	$12,513	$12,513

NOTE 8. Accrued Expenses.

Accrued expenses consist of the following:

	Years ended December 31,
	2008	2007
Accrued compensation and payroll taxes	$539	$453
Accrued excise taxes	909	277
Accrued professional services	1,418	441
Accrued interest expense	103	884
Accrued software royalties	—	100
Other accrued expenses	2,002	1,076

Total accrued expenses	$4,971	$3,231

NOTE 9. Debt.

Debt consists of the following:

	December 31,
	2008	2007
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2009, extends to November 2010 effective with the Final Closing, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $2.0 million	$6,489	$—
Amended March Debentures, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due November 2009, extends to March 2015 effective with the Final Closing, outstanding principal balance of $29.9 million, net of unamortized original issue discount and debt discount of $12.1 million and $17.1 million, respectively	695	—
November Debentures, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2009, extends to November 2015 effective with the Final Closing, outstanding principal balance of $14.9 million, net of unamortized original issue discount and debt discount of $5.8 million and $8.9 million, respectively	245	—
Seller Debenture, non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due November 2009, extends to May 2011 effective with the Final closing and renewable monthly thereafter, outstanding principal balance of $4.0 million, net of unamortized debt discount of $3.4 million	617	—
Senior secured facility, interest at 15%, original debt discount of $2.4 million, outstanding borrowings of $5.5 million, net of unamortized discount of $1.1 million, repaid March 2008	—	4,377
Junior secured facility, interest at 12%, debt discount at issuance of $18.3 million, face amount of $9.3 million, net of unamortized debt discount of $5.9 million, repaid March 2008	—	3,374
Short-term bridge facility, interest at 12%, outstanding balance of $0.2 million, net of unamortized debt discount of $0.2 million, repaid March 2008	—	48
Unsecured notes payable to creditors, interest at 8%	—	601
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	60	138
Capitalized lease obligations	—	36

Total	8,106	8,574
Less: current maturities	8,106	5,084

Long-term portion	$—	$3,490

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments including the maturity value of original issue discount securities are $57.4 million as of December 31, 2008. This amount does not include minimum interest due on the term note per the default clause of the agreement.

In November 2008, the Company entered into the following agreements: (i) a Term Loan and Security Agreement (Term Loan Agreement) with ACF CGS, L.L.C (Agent or Senior Lender); (ii) a Consent, Waiver, Amendment, and Exchange Agreement (the Waiver Agreement) with the holders of its senior secured convertible debentures issued on March 11, 2008 (March Debentures), pursuant to which the holders waived and amended certain conditions contained in the March Debentures and the corresponding securities purchase agreement, and which enabled the Company to enter into the Term Loan Agreement, to amend and restate the March Debentures (Amended March Debentures) and to issue Junior Secured Convertible Debentures (November Debentures);

(iii) a new Securities Purchase Agreement (November SPA), pursuant to which the Company issued the November Debentures; (iv) a $3 million unsecured subordinated convertible debenture issued to the Seller of Vanco Direct (Seller Debenture), which, by its terms, subsequently increased by $1 million to $4 million; (v) an intercreditor agreement which governs the priorities and payments in favor of the Senior Lender (Senior Lender Intercreditor Agreement) relative to the holders of the March Debentures and the November Debentures (collectively, the Debentures or Junior Secured Creditors); and (vi) an intercreditor agreement which governs the priorities and payments in favor of the Junior Secured Creditors (the Junior Lender Intercreditor Agreement) relative to the holder of the Seller Debenture.

Term Loan: The Term Loan Agreement provided for a senior secured term loan (Term Loan) of $8.5 million effective November 19, 2008. The Company, each of its subsidiaries and VDUL (Borrowers) granted to the Agent a security interest in substantially all of its assets and a collateral pledge of all of the common stock or limited liability company interests of its wholly-owned subsidiaries. Interest on the Term Loan is payable monthly at the higher of prime or 5% plus a margin of 14%, with 5% of that rate paid-in-kind. Paid-in-kind interest compounds monthly and is added to the outstanding principal balance of the Term Loan. The Company incurred debt issuance costs of $1.8 million in connection with the Term Loan Agreement, which included a Term Loan origination fee of 2.5%, financial advisory services, legal fees and other costs.

The Term Loan matures November 2010. The Company may voluntarily prepay the Term Loan upon at least 30 days prior written notice to the Borrowers. If the Term Loan is prepaid at any time within the first 12 months of the Term Loan, the Company is required to pay as an exit fee any shortfall to 12 months of interest, calculated by applying the then applicable interest rate for the balance of the twelve-month period. The prepayment premium is 2% of the outstanding balance paid, or 1% of the $8.5 million original principal amount if the Company repays the Term Loan during months 12-18 or 19-24 from the origination date, respectively. The Term Loan Agreement contains certain mandatory prepayments which, when made, do not trigger any of the prepayment premiums. If the Company sells assets outside of the ordinary course of business or incurs additional indebtedness after the Financial Closing, the Company must use the net proceeds to pay down the Term Loan. Similarly, the Company has agreed that two-thirds of any collections it receives on its existing accounts receivable with its largest customer as of September 30, 2008 will be used to pay down the Term Loan.

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company will be subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of VDUL) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s Management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million within 75 days from the Financial Closing. The Term Loan Agreement also contains a default provision if the Final Closing does not occur by February 18, 2009. During the first quarter of 2009, the Company obtained waivers from its Senior Lender for its failure to provide timely reporting and an extension of time to complete the Final Closing and the 12 million authorized share increase.

In connection with entering into the Term Loan Agreement, effective as of the Financial Closing, the Company issued to the Agent a warrant (Agent Warrant) to purchase up to 12 million shares of its Common Stock with a term of five years and an exercise price of $0.24 per share. The Agent Warrant is exercisable upon an increase in the Company’s authorized shares of common stock (Authorized Share Increase) and expires in November 2013. The Agent Warrant had a grant date fair value of $2.2 million determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.27 per share, expected volatility of 141.2%, risk-free interest rate of 2.1%, expected term of 5.0 years and no dividends. The fair value of the warrants, adjusted for the uncertainty related to the Authorized Share Increase, was recorded as a decrease to the carrying value of the Term Loan, or debt discount, and an increase to liabilities for warrants to purchase common stock.

Amended March Debentures: Pursuant to the Waiver Agreement, the holders of $16 million of original principal amount of March Debentures exchanged their March Debentures due March, 2013 for $28.0 million of Amended March Debentures, convertible into common stock at $0.24 per share (the Tranche 1 Amended March Debentures). The principal amount of the Tranche 1 Amended March Debentures is comprised of the $16 million original principal amount of the March Debentures plus the sum of the following: (i) the remainder of the interest that would have accrued under the March Debentures, or $6.0 million; (ii) 25% of the original principal amount of the March Debentures, or $4.0 million; (iii) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, or $1.9 million; and (iv) interest on the liquidated damages at 16% per annum, or $0.1 million (collectively, the Tranche 1 Add-on Amount).

The remaining March Debentures were held by two affiliated holders, who held a total of $3.0 million of original principal amount. The two affiliated holders subsequently reduced their original principal amount to an aggregate outstanding balance of $2.5 million through conversions of their principal to common stock. Pursuant to the Waiver Agreement, the Company exchanged their March Debentures for $2.9 million of Amended March Debentures (the Tranche 2 Amended March Debentures), which mirror the terms of the Tranche 1 Amended March Debentures. The principal amount of the Tranche 2 Amended March Debentures is comprised of the $2.5 million outstanding balance of the March Debentures plus the sum of the following: (i) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, or $0.4 million and (ii) legal fees incurred by the two affiliated holders in negotiation and documentation of the revised transactions (collectively, the Tranche 2 Add-on Amount). In addition, at the Financial Closing, the Company made a one-time payment to the two affiliated holders in the aggregate of $0.9 million, which was the sum of the interest accrued on the March Debentures up to the amendment date and the remainder of the interest that would have accrued under their March Debentures.

The Amended March Debentures are due March 2015. The warrants originally issued with the March Debentures, discussed below, remain outstanding and the March 2013 expiration date of the warrants was unchanged. The Amended March Debentures are original issue discount securities and do not call for the payment of interest over their term. The Company is required to make quarterly redemption payments of the Add-on Amounts beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the Amended March Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the March Amended Debentures, or, alternatively, accrue the unpaid portion with interest until maturity.

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $21.5 million of the face amount into common stock of the Company at $0.24 per share or up to 89.5 million shares on an as converted basis. Since the amendment date, holders have converted $1.0 million of the Amended March Debentures into 4.3 million shares of common stock. The warrants originally issued with the March Debentures, discussed below, remain outstanding. The write-off of unamortized debt discount at the time of conversion of $1.0 million is included in loss on extinguishment of debt.

The amendment and restatement of the March Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the March Debentures of $4.8 million. The write-off includes unamortized debt discount and deferred financing costs related to the March Debentures of $16.0 million and $1.1 million, respectively, the one-time payment to the holders of the Tranche 2 Amended March Debentures of $0.9 million, offset by the write-off the fair value of the embedded derivative liability related to the March Debentures of $10.8 million and the restructuring of the accrued registration rights penalties related to the March Debentures of $2.3 million. Upon issuance of the Amended March Debentures, the Company recorded original issue discount of $12.4 million based upon the difference between the aggregate $30.9 million face amount of the Amended March Debentures and the original principal amount of the March Debentures at the amendment date of $18.5 million. The Company determined that the conversion feature of the Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $24.2 million exceeded the $18.5 million original principal amount of the March Amended Debentures by $5.7 million, which was recognized immediately as interest expense. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 1.0%, expected term of 6.3 years and no dividends.

The Company issued the March Debentures on March 11, 2008 through a private placement. The March Debentures were senior secured convertible debentures with an aggregate principal amount of $19.0 million and had an interest rate of 5% in the first and second years and 10% in the next three years. Interest was payable quarterly in arrears and, at the Company’s option, could be paid in cash or in shares of common stock pursuant to certain prescribed calculations to determine value. A late fee of 16% per annum was payable with respect to any late payments. In connection with the issuance of the March Debentures, the Company incurred debt issuance costs of $2.4 million. The remaining unamortized debt issuance costs as of the date of extinguishment of the March Debentures of $1.1 million were written-off to loss on extinguishment of debt.

The March Debentures were convertible into common stock initially at $0.50 per share, or 38 million shares. In addition, the Company issued to the purchasers of the March Debentures warrants to purchase an aggregate of 19 million shares of its common stock at an exercise price of $0.73 per share. The warrants were immediately exercisable and expire in March 2013. The Company determined that the conversion feature and certain other provisions of the March Debentures were embedded derivatives. The estimated fair value of the warrants and embedded derivatives as of the issuance date of the March Debentures was $10.2 million and $10.5 million, respectively, and was recorded as additional debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivatives of $20.7 million exceeded the $19 million original principal amount of the March Debentures by $1.7 million, which was recognized immediately as interest expense. On October 7, 2008, in accordance with the reset provision of the March Debentures, the conversion price of the debentures outstanding and the exercise price of the warrants outstanding was reduced to $0.24 per share. Effective with the reduction in exercise price of the warrants, the total number of warrants for common stock under the March Debentures increased from 19.0 million shares to 57.8 million shares.

Prior to the amendment and restatement of the March Debentures, $0.6 million of original principal amount of March Debentures were converted into 1,420,000 shares of common stock. Pursuant to the terms of the March Debentures, the Company made additional interest payments on the converted debt of $0.2 million. The write-off of unamortized debt discount and deferred debt costs at the time of debt conversion of $0.5 million and $0.1 million, respectively, and the additional payments are included in interest expense. The write-off of the fair value of the embedded derivative liability at the time of conversion of $0.2 million is included in net (gains) losses on extinguishment.

Pursuant to Registration Rights Agreement, on April 29, 2008, the Company filed a registration statement with the SEC to register all or the maximum amount permitted by the SEC of the common stock underlying the March Debentures and warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and was to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the SEC). Failure to meet any of these obligations would subject the Company to liquidated damages equal to 2% of the original principal amount of the March Debentures for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the March Debentures, payable in cash unless otherwise agreeable to the Company and the March Debenture holder (and interest accrues on unpaid liquidated damages at 16% per annum).

The SEC elected to undertake a full review of the Company’s registration statement. Due to the complexity of the issues raised in that review and a resulting restatement of previously reported consolidated balance sheets, consolidated statements of operations, consolidated statements of shareholders’ equity and the consolidated statements of cash flow for the year ended December 31, 2006, the Company’s registration statement was not declared effective within the deadline. Accordingly, the Company accrued $2.3 million, the maximum amount of the related liquidated damages.

November Debentures: On November 20, 2008, pursuant to the November SPA, the Company completed the private placement of $9.0 million of November Debentures with a maturity value of $14.9 million. The Company incurred $2.0 million of debt issuance costs in connection with the SPA. The November Debentures are due November 2015. The November Debentures are original issue discount securities and do not call for the payment of interest over their term. In connection with the issuance of the November Debentures, the Company recorded original issue discount of $5.9 million based upon the difference between the principal amount due at maturity of $14.9 million and the subscription amount of $9.0 million. The Company is required to make quarterly redemption payments beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the November Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the November Debentures, or, alternatively, accrue the unpaid portion until maturity.

The November Debentures are convertible into common stock at $0.24 per share, or 62.0 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the November Debentures warrants to purchase an aggregate of 28.2 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of authorized share increase. The Company determined that the conversion feature of the November Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the November Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $4.2 million and $9.6 million, respectively, and was recorded as additional debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivative of $13.8 million exceeded the $9.0 million original principal amount of the November Debentures by $4.8 million, which was recognized immediately as interest expense. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with the following average assumptions: common stock fair value of $0.22 per share, expected volatility of 141.6%, risk-free interest rate of 1.0%, expected term of 7.0 years and no dividends.

Pursuant to the Senior Lender Intercreditor Agreement, the Amended March Debentures and the November Debentures are subordinate to the Term Loan. Under the security agreements for the Debentures, the Company granted to the Debenture holders a security interest in all of the assets of the Company. In addition, under the security agreement for the Amended March Debentures, the Company pledged the capital stock of each of its subsidiaries.

The Amended March Debentures and the November Debentures contain negative covenants, which can be waived by the holders of at least 67% of each of the outstanding Amended March Debentures and November Debentures. The negative covenants, among other things, limit additional indebtedness, liens, guarantees, payments on indebtedness (other than as required by the Term Loan Agreement, scheduled payments under the Amended March Debentures and the November Debentures or pro rata nonscheduled repayments of the Amended March Debentures and the November Debentures), stock repurchases and dividends or other capital distributions. Upon an event of default and subject to the subordination provisions of the Senior Lender Intercreditor Agreement, the Debenture holders may take possession of the collateral and operate the business.

Under the November SPA, except for certain exempt issuances including the conversion of the Amended March Debentures, the Company is prohibited from issuing any common stock or securities convertible or exercisable into shares of common stock until the Company’s shareholders approve the Authorized Share Increase. In addition, the November SPA contains an affirmative covenant requiring the Company to complete the Authorized Share Increase within 75 days from the Financial Closing. In February 2009, the Company obtained an amendment to the November SPA that extends the time for completion of the Authorized Share Increase to within 175 days from the Financial Closing.

Seller Debenture: The Seller Debenture was issued as partial consideration in the November 2008 VDUL acquisition. The Debenture is non-interest bearing so the Company discounted the note at a 19% imputed interest rate resulting in an initial carrying value of $2.5 million. Management determined the 19% rate was applicable based on the interest rate at which the Company obtained other financing at the date of Closing. The Seller Debenture is subject to the terms of the Senior Lender Intercreditor Agreement and the Junior Lender Intercreditor Agreement.

The Seller Debenture is convertible into shares of the Company’s common stock at a conversion rate of $0.24 per share, or 12.5 million shares. The Seller Debentures are convertible at any time at the option of the Seller, but not before the Company’s Authorized Share Increase. The Company determined that the conversion feature of the Seller Debenture was an embedded derivative. The estimated fair value of the embedded derivative as of the issuance date of the Seller Debenture, adjusted for the probability of the timing of the Authorized Share Increase, of $2.0 million was recorded as debt discount and an increase to embedded derivative liability. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.6%, risk-free interest rate of 1.0%, expected term of 2.5 years and no dividends.

Senior Secured Facility: In January 2007, the Company entered into a credit agreement that provided for a $12 million senior secured facility consisting of a term loan of $6.5 million plus up to $5.5 million of borrowing availability based upon an advance rate of 85% against eligible accounts receivable. In connection with the credit agreement, the Company incurred debt issuance costs of $1.2 million, which included lender origination fees of 5% of the maximum amount of the facility and a fee of $0.3 million to a placement agent. The credit agreement had an original term of 18 months with interest payable monthly at the greater of 15% per annum or prime plus 7%. The Company was required to pay a monthly collateral management fee, an unused line fee of 0.5% per month and had an obligation to reimburse the lender for costs incurred by it in connection with the original issuance and ongoing administration of the senior secured facility. The senior secured facility had a $0.3 million prepayment penalty until 30 days prior to the expiration date. As of December 31, 2007, the Company’s borrowing capacity was $0.5 million. The Company repaid outstanding borrowings under the senior secured facility as of March 11, 2008 with $6.3 million of proceeds from the issuance of the March Debentures and incurred a prepayment penalty of $0.3 million. The write-off of unamortized debt discount and deferred debt costs at the time of debt repayment of $0.6 million and $0.2 million, respectively, and the prepayment penalty incurred are included in loss on extinguishment of debt.

The senior secured facility was secured by a blanket lien on all of the Company’s assets and all of the assets of the Company’s subsidiaries. Additionally, the Company pledged all of the capital stock or limited liability company interests of each of the Company’s subsidiaries as additional collateral. The credit agreement prohibited junior encumbrances on the Company’s assets with the exception of the junior secured facility and certain permitted purchase money security interests. The Company was subject to financial covenants related to a minimum EBITDA (earnings before interest taxes, depreciation, and amortization and before non-cash stock compensation and warrant expense) and a limit on capital expenditures.

In January 2007, in connection with the senior secured facility, the Company issued to the lender warrants to purchase an aggregate of 1,125 shares of Series AA preferred stock, or 2.5 million shares of common stock on an as-converted basis. Warrants with respect to 50% of the shares were exercisable on or before December 31, 2008 at an exercise price of $0.45 per share of common stock, and warrants with respect to the other 50% of the shares were exercisable on or before December 31, 2009 at an exercise price of $0.65 per share of common stock. In connection with the October 31, 2007 Waiver and Amendment No. 1 to Credit Agreement, a new five-year warrant to purchase up to 3.5 million shares of common stock at an exercise price of $0.15 per share was issued to the lender and the warrants previously issued to the lender to purchase 2.5 million common shares were cancelled.

The warrants originally issued to the lender in January 2007, on an as converted basis, had a grant-date fair value of $1.8 million, and the additional fair value from the new warrants issued to the lender in connection with the October waiver and amendment was $0.6 million. The fair values were determined using the Black-Scholes pricing model. The following average assumptions were used for the original warrants, on an as converted basis: common stock fair value of $1.02 per share, expected volatility of 100.0%, risk-free interest rate of 4.6%, expected term of 2.5 years and no dividends. The average assumptions used to determine the additional fair value from the new warrants were as follows: common stock fair value of $0.25 per share, expected volatility of 100.0%, risk-free interest rate of 3.7%, expected term of 3.9 years and no dividends. The fair value of the warrants was recorded as debt discount and an increase to liabilities for warrants to purchase common stock.

Junior Secured Facility: On January 19, 2007, the Company entered into an agreement with a group of lenders that provided a $10.0 million junior secured facility. At closing, the Company was initially advanced $6.4 million under the facility and subsequently borrowed an additional $2.9 million during 2007, bringing the aggregate outstanding borrowing under the facility to $9.3 million. An additional $0.4 million was borrowed under a short-term bridge facility as described below. In connection with certain borrowings under the junior secured facility, the Company incurred debt issuance costs and fees of $0.3 million. The facility had a two-year term with simple interest at 12% per annum and all principal and interest due at maturity. The junior secured facility included a junior lien on the Company’s assets and the assets of its subsidiaries, which was subordinated to the senior secured line of credit facility and any refinancing of that facility.

The original principal amount issued pursuant to the junior secured facility was convertible at the holder’s option into Series AA preferred stock (or following its conversion to common stock, then the conversion feature relates to common stock) at a price per share equal to a 20% discount to the trailing ten-day average for the Company’s common stock as of the day immediately preceding the date of conversion. The agreement for the junior secured facility was amended effective June 15, 2007 to: (i) eliminate the originally applicable floor of $0.65 and a ceiling of $1.25 per share for the conversion of loan amounts to equity; (ii) permit the cashless exercise of warrants under the facility in lieu of an obligation to register the shares of capital stock underlying the warrants; and (iii) provide that with respect to advances under the facility after June 15, 2007, the warrant coverage was increased to 90.0 shares of Series AA preferred stock, or 200,000 shares of common stock, on an as converted basis, at an effective price of $0.45 per share for each $100,000 of principal amount advanced. Those lenders funding the facility on or before January 22, 2007 received a warrant to purchase up to 67.5 shares of Series AA preferred stock for each $100,000 of monies advanced, or 150,000 shares of common stock on an as converted basis, at an effective price of $0.45 per share for each $100,000 of principal amount advanced. In connection with the June 15, 2007 amendment, the Company obtained additional funding of $3.0 million and issued warrants for the purchase of 5,850,000 shares of common stock. After the amendment and on an as converted basis, the warrants issued under the junior secured facility were exercisable for a total of 15,432,658 shares of the Company’s common stock. The warrants under the junior secured facility expire in December 2009.

The fair value of the warrants issued to the junior secured lenders as of January 2007, on an as converted basis, was $7.6 million, and the aggregate fair value of the additional warrants issued in connection with the June amendment was $3.3 million. The Company determined that the conversion features were embedded derivatives. The total fair value of the warrants and related embedded derivatives as of the respective issuance dates was $10.9 million and $7.4 million, respectively, and was recorded as additional debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivatives of $18.3 million exceeded the $9.3 million original principal amount of the junior secured facility by $9.0 million, which was recognized immediately as interest expense. The fair values were determined using the Black-Scholes pricing model. The following assumptions were used to value the initial warrants, on an as converted basis: common stock fair value of $1.02 per share, expected volatility of 100.0%, risk-free interest rate of 4.5%, expected term of 3.0 years and no dividends. The following average assumptions were used to value the additional warrants, on an as converted basis: common stock fair value of $0.68 per share, expected volatility of 126.2%, risk-free interest rate of 3.9%, expected term of 4.2 years and no dividends. The following average assumptions were used to value the embedded derivatives: common stock fair value of $0.88 per share, expected volatility of 116.2%, risk-free interest rate of 4.9%, expected term of 2.6 years and no dividends.

During the first quarter of 2008, $7.6 million of outstanding principal and $0.7 million of accrued interest under the junior secured facility were converted into 19,486,324 shares of common stock. The remaining outstanding principal and accrued interest of $1.7 million and $0.1 million, respectively, were repaid with proceeds from the issuance of the March Debentures. The write-off of the aggregate unamortized debt discount and deferred debt costs at the time of debt conversion and repayment of $5.2 million and $0.1 million, respectively, are included in loss on extinguishment of debt. The aggregate fair value of the embedded derivative liability for the junior secured facility at the time of debt conversion and repayment of $8.3 million was also written-off to net (gain) loss on extinguishment of debt.

Short-Term Bridge Facility: In August 2007, the Company issued $0.4 million of unsecured, short-term promissory notes under a bridge facility authorizing the issuance of up to $1.0 million of units of short-term promissory notes coupled with a warrant to purchase up to 125,000 shares of common stock for each $0.1 million of notes funded (Units). The promissory notes had an annual interest rate of 12% and an original maturity of September 2007, which was ultimately extended until the issuance of the March Debentures when the promissory notes were repaid. The Company issued warrants to purchase an aggregate of 437,500 shares of common stock exercisable at $0.55 per share and expiring in December 2010. The warrants had a grant-date fair value of $0.2 million determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.70 per share, expected volatility of 90.0%, risk-free interest rate of 4.9%, expected term of 3.4 years and no dividends. The fair value of the warrants was recorded as a decrease to the carrying value of the Short-Term Bridge Facility, or debt discount, and an increase to liabilities for warrants to purchase common stock.

During the first quarter of 2008, $0.1 million of outstanding principal under the short-term bridge facility was converted into 105,566 shares of common stock. The remaining $0.1 million of outstanding principal was repaid with proceeds from the issuance of the March Debentures. The write-off of the aggregate unamortized debt discount at the time of debt conversion and repayment of $0.1 million is included in loss on extinguishment of debt.

Prior to the closing of the senior secured facility and the junior secured facility, the Company had entered into a series of bridge loans. In connection with the bridge loans, the Company also issued warrants that contain registration rights. Certain holders of these bridge loans paid for their respective subscribed amount in the Company’s unit offering and purchase of mandatory notes through the reduction of outstanding principal and accrued interest in the aggregate of $2.7 million and $0.3 million, respectively. Certain other holders converted $5.4 million of outstanding principal and accrued interest into $5.4 million of outstanding borrowings under the junior secured facility. The Company accounted for this debt conversion transaction as an extinguishment of debt and recorded a gain on debt extinguishment of $1.6 million. The Company repaid the remaining $10.7 million of outstanding principal and accrued interest in cash. The write-off of the unamortized debt discount and embedded derivative related to these bridge loans of $1.9 million and $11.6 million, respectively, are included in interest expense and net (gains) losses related to warrants and derivatives, respectively.

Mandatory Notes: The Company issued an aggregate of $3.7 million of mandatory notes through January 19, 2007, which by their terms were automatically converted to units on the initial closing of the units offering. In addition, for every $100,000 of notes purchased, each note holder was issued a warrant exercisable at $0.45 for 50.0 shares of Series AA preferred stock, or 111,111 shares of common stock on an as converted basis, and a warrant exercisable at $0.65 for 50.0 shares of Series AA Preferred Stock, or 111,111 shares of common stock on an as-converted basis. The warrants expire December 31, 2009. The Company also issued to the note holders a warrant for 4.5 shares of Series AA Preferred Stock, or 10,000 shares of common stock on an as-converted basis exercisable at $0.45, with a callable right by the Company. These warrants expire December 31, 2011. From January 22, 2007 through April 10, 2007, the Company issued an aggregate of $4.4 million of additional mandatory notes with warrants. In the aggregate for all of the mandatory notes issued, the Company received total proceeds of $8.1 million and issued warrants, on an as converted basis of 1,605,868 shares. The write-off of the unamortized debt discount and embedded derivative related to the mandatory notes upon conversion to units of $1.2 million and $12.9 million, respectively, are included in interest expense and net (gains) losses related to warrants and derivatives, respectively.

The Company determined that the conversion features and certain other provisions of the mandatory notes were embedded derivatives. The estimated fair value of the warrants and embedded derivatives as of the respective issuance dates of the mandatory notes was $1.4 million and $15.0 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivatives of $16.4 million exceeded the $8.1 million original principal amount by $8.3 million, which was recognized immediately as interest expense. The Company determined the fair value of the warrants and embedded derivatives using the Black-Scholes pricing model. The following average assumptions were used to value the warrants, on an as converted basis, and the embedded derivatives: common stock fair value of $0.99 per share, expected volatility of 100.0%, risk-free interest rate of 4.6%, expected term of 5.0 years and no dividends.

NOTE 10. Liability for Warrants and Embedded Derivatives.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the debt and the preferred stock are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability (see “embedded derivatives of convertible debt and preferred stock”) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

The embedded derivative liability is re-valued on a quarterly basis and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of December 31, 2008 and December 31, 2007, the fair value of the derivatives embedded in the convertible debt was $16.9 million and $9.2 million, respectively. The assumptions used to value the embedded derivative liability at December 31, 2008 were: exercise price of $0.24, weighted average life of 6.1 years, volatility 145.3%, and risk free interest rate of 1.0%. At December 31, 2007, the assumptions used were: exercise price of $0.61, weighted average life of 2.0 years, volatility 153.5%, and risk free interest rate of 4.9%.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations. As of December 31, 2008 and December 31, 2007, the fair value of the warrants was $12.2 million and $35.9 million, respectively. The assumptions used to value the warrant liability at December 31, 2008 were: exercise price of $0.26, weighted average life of 3.6 years, volatility 145.3%, and risk free interest rate of 0.8%. At December 31, 2007, the assumptions used were: exercise price of $0.48, weighted average life of 2.6 years, volatility 153.5%, and risk free interest rate of 3.1%.

The embedded derivatives and warrants associated with the Term Loan, the Amended March Debentures, the November Debentures, and the Seller Debenture were valued using a Black-Scholes Model. The right to convert a portion of the debt to common stock, which creates the embedded derivative liability and certain warrants can only be exercised upon an increase in the Company’s authorized shares. Based on a Management survey of available studies relative to shareholder resolution approvals, these valuations have been reduced 25% as a result of the uncertainty related to the share increase authorization.

NOTE 11. Warrants.

At December 31, 2008 and 2007, respectively, the Company had 181.1 million and 67.1 million warrants outstanding to purchase its common stock. Certain warrants were originally issued as Series B preferred stock warrants and Series AA preferred stock warrants. Under the terms of the warrant agreements, these preferred warrants automatically converted to warrants to purchase common stock of the Company effective as of June 25, 2007 upon the approval of an amendment to the Company’s Articles of Incorporation authorizing 350 million shares of common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance. In accordance with the terms of a registration penalty clause in a 2007 warrant agreement, the expiration date on 16.5 million outstanding warrants was extended from December 31, 2008 to February 5, 2009. In addition, the exercise price of certain warrants has been reduced in accordance with anti-dilution provisions contained in the warrant agreement. The increase in fair value as a result of the modification in exercise prices and expiration dates for the years ending December 31, 2008 and 2007 was $7.3 million and $2.0 million, respectively.

The table below summarizes the warrant expiration dates as of December 31, 2008:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	37,296	$0.27-$0.31	$0.284
2010	675	$0.29-$0.35	0.317
2011	7,846	$0.45-$0.70	0.576
2012	13,000	$0.15-$0.27	0.204
2013	94,063	$0.24	0.240
2014	28,203	$0.24	0.240

Total warrants outstanding	181,083		$0.261

All outstanding warrants expire no later than September 30, 2014.

Warrant activity from December 31, 2006 through December 31, 2008 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2006	15,600	$0.527		$—
Warrants issued in connection with:
Debt Financing	23,799	0.419
Equity Financing	50,806	0.550
Services Received	5,800	0.311
Warrant anti-dilution modification:
Exercise price, old	(49,923)	0.513
Exercise price, new	49,923	0.329
Exercised	(25,280)	0.532
Forfeited/Cancelled	(3,618)	0.615

Outstanding at December 31, 2007	67,107	0.347
Warrants issued in connection with:
Debt Financing	103,106	0.330
Services Received	19,160	0.308
Warrant anti-dilution modification:
Exercise price, old	(65,831)	0.468
Exercise price, new	65,831	0.267
Exercised	(8,290)	0.326
Forfeited/Cancelled	—	—

Outstanding at December 31, 2008	181,083	$0.261	3.6	$—

On October 7, 2008, the conversion price for the convertible debentures and related warrants issued on March 11, 2008 was re-set, pursuant to the terms of the respective agreements, to $0.24. The original conversion price for the convertible debentures was $0.50 and the original exercise price of the warrants was $0.73. At the same time, the number of related warrants was increased by 38.8 million (in addition to the 19.0 million issued at March 11, 2008).

The total fair value of warrants issued and immediately exercisable during the years ended December 31, 2008 and 2007, respectively, was $29.3 million and $51.7 million. Included in the $29.3 million fair value of warrants issued in 2008 is $7.3 million associated with the October 7, 2008 price reset.

The grant date weighted average fair value of warrants issued is as follows:

	Years ended December 31
	2008	2007
Warrants granted in connection with debt financing	$0.303	$0.625
Warrants granted in connection with equity financing	—	0.671
Warrants granted for services received	0.224	0.491
Weighted average fair value of all grants issued in the year	0.291	0.644

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

The assumptions underlying the fair value calculations are as follows:

	Years ended December 31
	2008	2007
Expected volatility	132.3%-147.2%	90.0%-143.0%
Weighted-average expected volatility	139.7%	100.2%
Expected term (in years)	5.0	2.5
Weighted-average risk-free interest rate	2.23%	4.55%
Expected dividends	—	—

During the years ended December 31, 2008 and 2007, respectively, 8.3 million and 25.3 million warrants were exercised. In 2008, 3.9 million shares were issued and 4.4 million warrants were cancelled in connection with the cashless exercise of 8.3 million warrants. The intrinsic value of warrants exercised in 2008 was $2.1 million. In 2007, 25.3 million warrants were exercised in conjunction with the Company’s offer, disclosed in 8K filings in October and November 2007, to reduce the exercise price to $0.15 per common share compared with a weighted average exercise price of $0.532 per common share before the offer. In connection with this modification, the Company incurred a fair market value adjustment charge of $2.1 million, which is included in the “gain or loss on warrants and derivatives” in the consolidated statements of operations. The intrinsic value of warrants exercised in 2007 was $4.6 million. Cash received from the exercise of warrants in 2007 was $3.8 million. Due to the net loss carry forward position of the Company no tax liability has been recorded related to these warrants.

NOTE 12. Share-Based Compensation.

The Company has adopted various long-term incentive plans under which, at December 31, 2006, 7,505,000 shares of common stock and equivalents were authorized to be issued under Executive Plans. During 2007, the board of directors authorized an additional 56,330,000 shares under the agreements. At December 31, 2007, these plans authorized a total of 70,335,000 shares of common stock, stock options, or other equity based compensation units for issuance.

On May 1, 2008, the Company adopted a 2008 Long-Term Incentive Plan (Plan) for providing stock options and other equity-based compensation awards to its employees and other persons assisting the Company. Initially, up to 22,000,000 shares of common stock are issuable under the Plan. The Plan also contains a “evergreen” provision such that each year the number of shares of common stock issuable under the Plan shall automatically increase, so that the amount of shares issuable under the Plan is equal to fifteen percent (15%) of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year. In no event shall the number of shares of common stock issuable under the Plan exceed 30,000,000 shares. The Plan is to be administered by the Company’s Compensation Committee or, in its absence, the Board of Directors. Awards under the plan have a term of up to ten years from the date of grant.

Shares under the plan generally vest 25% upon issuance and 25% on the grant anniversary date until fully vested for service grants. Performance options granted under the plans vest as objectives outlined are achieved. Vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained, that portion of the award is cancelled.

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of December 31, 2008, the Company has authorized up to 66,015,000 shares to be issued under these arrangements.

In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 shares of common stock to its Chief Operating Officer and its Chief Financial Officer at exercise prices of $0.98 and $0.92, respectively. In December 2007, the Company granted 17,965,000 and 2,450,000 options to acquire common stock to four of its executives and five of its board members, respectively, at an exercise price of $0.185. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,350,000 shares immediately vested on his separation date of May 18, 2007. As of December 31, 2008, a total of 3,500,000 stock options are vested under these agreements, as amended.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options outstanding to acquire common stock of the Company at exercise prices ranging between $0.185 and $0.98. Approximately 3,000,000 options were issued during 2006 and 23,300,000 were issued during 2007, and 0 in 2008. All of these options are subject to performance conditions. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the Company achieving the target goals. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,066,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

In February 2008, a prior executive converted options to acquire 1,000,000 shares at an exercise price of $0.185 per share in a cashless exercise, resulting in the issuance of 699,675 shares of common stock. Separately, another option holder exercised 150,000 options on a cashless basis resulting in 104,951 shares being issued for an aggregate of 804,626 shares issued upon cashless common stock option exercises during 2008.

In May 2008, the Company granted options to purchase 625,000 shares at an exercise price of $0.59 per share to three resigning directors. The Company recognized compensation expense of $1.2 million in the second quarter of 2008 in connection with these options, which vested upon grant. Also in May 2008, the Company granted options to purchase 400,000 shares at an exercise price of $0.60 per share to six new directors. The options issued to new directors in May 2008 vest 25% upon issuance and 25% on the anniversary date in the three succeeding years contingent upon continuing to serve as directors. The Company recognized $0.6 million of expense in 2008 in connection with these grants.

In November 2008, three executives of the Company assigned existing outstanding and fully vested options to the Seller in the VDUL acquisition. The options were valued at $0.3 million on the Financial Closing date using the Black-Scholes model. The assignment was accounted for as a capital contribution from the executive officers to the Company. The options expired unexercised on December 31, 2008.

Activity under the stock option plans and stock grants with time based vesting for December 31, 2006 through 2008 was:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	6,325	$0.830
Granted	25,963	0.336
Exercised	—	—
Forfeited/cancelled	(830)	0.933

Outstanding at December 31, 2007	31,458	0.420
Granted	12,100	0.545
Exercised	(1,150)	0.185
Forfeited/cancelled	(9,835)	0.336

Outstanding at December 31, 2008	32,573	$0.502	7.6	$—

Exercisable at December 31, 2008	23,712	$0.452	8.1	$—

Time-based awards generally vest 25% upon issuance and 25% on the successive 3 anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time based vesting granted during the years ended December 31, 2008 and 2007 was $0.555 and $0.557, respectively. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. For the years ended December 31, 2008 and 2007, respectively, the Company recognized compensation expense for stock option awards totaling $5.1 million and $12.3 million. At December 31, 2008, unamortized compensation associated with time-based options totaled $4.7 million with a remaining weighted average amortization period of 1.9 years.

Activity under the stock option plans and board approved stock grants with performance-based vesting for December 31, 2006 through December 31, 2008 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	3,000	$0.700
Granted	26,850	0.314
Exercised	—	—
Forfeited/cancelled	(600)	0.930

Outstanding at December 31, 2007	29,250	0.344
Granted	2,550	0.585
Exercised	—	—
Forfeited/cancelled	(750)	0.719

Outstanding at December 31, 2008	31,050	$0.355	3.9	$—

Exercisable at December 31, 2008	1,000	$0.700	7.7	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with performance-based vesting granted during the years ended December 31, 2008 and 2007 was $0.548 and $0.574, respectively. For both years ended December 31, 2008 and 2007, the Company recognized compensation expense for stock option awards totaling $1.5 million. At December 31, 2008, unamortized compensation associated with performance-based options totaled $14.4 million with a remaining weighted average amortization period of 1.9 years.

The assumptions used to calculate the fair value of stock option grants issued are as follows:

	Year ended December 31,
	2008	2007
Expected volatility	130.8% - 149.8%	90.0% - 143.0%
Weighted-average expected volatility	140.1%	133.1%
Expected term (in years)	6.3	5.0
Weighted-average risk-free interest rate	2.57%	4.15%
Expected dividends	—	—

Expected volatility is based on the Company’s trading history over a two-year period. Weighted average volatility uses the volatility on the grant date and the number of options granted throughout the year. The expected term is the period Management estimates options will be outstanding. The weighted average risk free interest rate is taken from the U.S. Treasury rate of similar lived instruments on the date of the option grant. The Company does not anticipate issuing dividends for the foreseeable future. A forfeiture rate of 5.0% is currently being used.

The intrinsic value of options exercised during the year ended December 31, 2008 was $0.5 million. All exercises were made using a cashless method and 345,374 share options were surrendered as payment of the exercise price.

No tax benefit has been recorded related to stock-based compensation expense.

NOTE 13. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. Effective June 25, 2007, an amendment to the Company’s articles of incorporation increased the authorized shares of the Company’s common stock, par value $.0001 par value per share, from 25.0 million shares to 350.0 million shares (the 2007 Authorized Share Increase). During 2009, the Company intends to obtain an additional amendment to its articles of incorporation to increase the authorized shares of common stock to not less than 990.0 million shares.

The Company’s authorized preferred stock included 100,000 shares reserved as convertible Series A, 100,000 shares reserved as convertible Series B and 120,000 shares reserved as convertible Series AA. While outstanding, shares of Series A and Series B preferred stock had liquidation privileges of $1.00 per share and shares of Series AA preferred stock had liquidation privileges of $1,000 per share. Shares of preferred stock have voting rights based on the number of shares of common stock issuable upon conversion. Effective with the 2007 Authorized Share Increase, each share of the Company’s outstanding Series AA preferred stock automatically converted into 2,222.2 shares of common stock and each share of the Company’s Series B preferred stock automatically converted into 1,470.59 shares of common stock.

During 2008, the Company issued 25,312,890 shares of common stock in connection with the conversion of debt. During the first quarter of 2008, 19,591,890 shares of common stock were issued upon the conversion of $7.6 million of outstanding principal and $0.7 million of accrued interest under the junior secured facility and short-term bridge loan. The conversion was based upon a 20% discount to the ten-day average closing price of the Company’s common stock for the last ten trading days ended as of the conversion date (ten-day trailing average), which resulted in conversion prices of between $0.418 and $0.504. The Company also issued 5,721,000 shares in connection with the conversion of $0.6 million original principal amount of March Debentures and $1.0 million of Amended March Debentures during 2008. The shares issued were based on a conversion price of $0.50 per share on $0.4 million of the original principal amount and all remaining shares were based on a conversion price of $0.24 per share. See the Debt note for additional information about debt issued with conversion features and warrants.

In 2007, the Company obtained an aggregate of $20.6 million of funding through the sale of equity units at $1,000 per unit and issued an aggregate of 20,634.5 shares of Series AA preferred stock, convertible into common stock at $0.45 per share, and warrants to purchase an additional 20,634.5 shares of Series AA preferred stock. The holders of each equity unit received one share of Series AA preferred stock, one warrant to purchase one-half share of Series AA preferred stock at $1,000 per share and one warrant to purchase one-half share of Series AA preferred stock at $1,444.43 per share. The Company determined that the conversion feature of the Series AA preferred stock was an embedded derivative. Accordingly, the $2.7 million of fees incurred by the Company in connection with the equity offering were charged to interest expense. The total fair value of the warrants and related embedded derivatives as of the respective issuance dates was $30.8 million and $45.9 million, respectively, and was recorded as a reduction of additional paid-capital and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivatives of $76.7 million exceeded the $20.6 million of the Series AA preferred additional paid-in capital by $56.1 million, which was charged to expense. In connection with the unit financing, the placement agent and designees received warrants to purchase 1,995.4 shares of Series AA preferred stock, which had a value, on an as converted basis, of $2.9 million and was charged to expense upon issuance. The fair value of the warrants was determined using the Black-Scholes pricing model. The initial fair value of the embedded derivatives was based on the closing price of the Company’s common stock on the date the units were issued. The following average assumptions were used to value the warrants, on an as converted basis, and the embedded derivatives: common stock fair value of $0.99 per share, expected volatility of 100.0%, risk-free interest rate of 4.6%, expected term of 2.4 years and no dividends.

Effective with the 2007 Authorized Share Increase, all 20,634.5 shares of Series AA preferred stock issued with the equity units converted into 45,854,513 shares of common stock. In addition, all outstanding Series AA preferred stock warrants converted into warrants to purchase common stock, which were 45,854,513 shares for those issued with the units and 4.434,186 shares for those issued to the placement agent. One-half of the converted warrants were exercisable at $0.45 per share and expire in February 2009 and one-half are exercisable at $0.65 per share and expire in December 2009.

The Company also entered into a Registration Rights Agreement with the purchasers of the units which obligates the Company to file a registration statement to register the shares of common stock underlying the units within 90 days following the termination of the units offering and to cause the registration statement to be declared effective no later than 180 days following the date of termination of the offering. The Company was subject to a penalty of 1% of the purchase price of the units per month for each month that the Company was late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original unit purchase price. The penalty was payable in common stock issuable based upon the ten-days’ average trading value of the Company’s shares of common stock for the applicable period. The warrants are exercisable only by payment of cash; however, in the event of delays in the registration of the shares of common stock underlying the warrants, the warrants require the Company to modify the terms to either extend the expiration date of the warrants to a year following the date of declaration of effectiveness of a registration statement or modify the exercise rights under the warrants to be cashless, with an extension of the expiration date of the warrants to the later of their original term or one year following the modification to make them cashless. As of December 31, 2008, the Company had not filed a registration statement and accordingly, in 2008 and 2007, the Company issued 477,185 shares and 4,784,623 shares, respectively, of common stock, representing non-cash registration rights penalties of $0.2 million and $2.5 million, respectively. In 2008, the Company advised the holders of the warrants that their warrants were made cashless and the expiration date of one-half of the warrants that would have expired December 31, 2008 was extended to February 5, 2009.

In connection with the Company’s acquisition of 20/20 in September 2006, the Company issued to the seller 2,516.1 shares of Series B preferred stock as consideration for a portion of the purchase price. The Series B preferred shares converted into 3,700,147 shares of common stock effective with the 2007 Authorized Share Increase.

From time to time, in lieu of, or in addition to cash, the Company issues shares of its common stock as a contract incentive or as payment for non-employee services. The amount recorded for such shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement and is included with professional services on the Company’s consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Company entered into non-employee services agreements and as a contract incentive agreed to issue common stock of 2.0 million shares and 5.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Accordingly, the Company recorded expense in 2008 and 2007 of $0.4 million and $2.0 million, respectively, based on the closing price per share on the effective date of the agreement of $0.22 and $0.40, respectively. The 2.0 million shares under the 2008 contract incentive, although earned, are not issuable until the Authorized Share Increase expected in 2009.

NOTE 14. Income Taxes.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions as the Company had no uncertain tax positions as of December 31, 2008 and 2007.

The Company did not have any material unrecognized tax benefits as of the date of the adoption. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the year ended December 31, 2008 and had no accrued interest and penalties as of December 31, 2008. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2005. The Company is open to state tax audits until the applicable statutes of limitations expire.

Due to estimated tax losses in 2008 on a consolidated as well as separate company basis, there is no income tax provision.

Net deferred tax assets (liabilities), in thousands, are comprised of the following:

	Years ended December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$21,581	$20,062
Other carryforwards	10	12
Stock compensation and warrants for services	10,269	6,437
Capitalized research and development	2,354	2,944
Other reserves and accruals	581	684
Allowance for doubtful accounts	2,216	55
Deferred revenue	16	28
Liabilities related to convertible securities	—	13,549
Deferred tax liabilities:
Amortization of purchased intangibles	(2,556)	(3,246)
Depreciation	(270)	(32)
Liabilities related to convertible securities net of debt discount	(353)	—

	33,848	40,493
Valuation allowance	(33,848)	(40,493)

Net deferred tax asset (liability)	$—	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the restatement in 2007, a deferred tax asset is reflected above relating to book treatment of warrants to purchase securities and embedded derivatives included in preferred stock and debt. The Company has Federal net operating loss (NOL) carryforwards of $53.8 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $6.1 million at December 31, 2008. The Federal NOL and credit carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as U.K. NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the Federal NOLs begin to expire in 2011.

Realization of the NOL carryforwards, tax credits, and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability.

The Company has recorded a full valuation allowance against the net deferred tax assets (whether acquired or otherwise generated) due to the uncertainty of future taxable income, which is necessary to realize the benefits of the deferred tax assets.

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portions thereof, to be utilized and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance for those acquired deferred tax assets will first be applied to reduce to zero any goodwill and other non-current intangibles related to the acquisitions, prior to reducing income tax expense.

NOTE 15. Income (Loss) per Share.

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects potential dilution of all applicable common stock equivalents. Such common stock equivalents would include shares issuable pursuant to common stock options and warrants using the treasury stock method and shares issuable pursuant to convertible debt and preferred stock using the if-converted method to the extent such inclusion would be dilutive. Because the Company’s warrants are accounted for as liabilities, the treasury stock method is supplemented by adjusting net income (loss) applicable to common shareholders to an amount that excludes any gains or losses related to the warrants otherwise reflected in net income (loss). Similarly, the if-converted method for convertible securities includes a similar adjustment to net income (loss) applicable to common shareholders. Because the Company has several potentially dilutive securities outstanding, its earning (loss) per share computations include appropriate consideration of the sequencing of potentially dilutive assumptions.

	Years ended December 31,
	2008	2007
Diluted EPS Computation
Income (loss) from continuing operations	$6,789	$(56,429)

Add back:
Debenture interest expense	516	—
Debt discount and gain on derivatives and warrants	(57,294)	—

Total add-backs	(56,778)	—

Loss from continuing operations, adjusted	(49,989)	(56,429)
Income (loss) from discontinued operations	552	(4,960)

Net income (loss) applicable to common shareholders – diluted	$(49,437)	$(61,389)

Weighted average common shares outstanding – basic	145,540,643	53,801,855

Dilutive effect of common stock equivalents – options	7,117,712	—
Dilutive effect of common stock equivalents – warrants	35,193,887	—
Dilutive effect of common stock equivalents – convertible debentures	23,622,260	—

Total dilutive effect of common stock equivalents	65,933,859	—

Weighted average common shares outstanding – diluted	211,474,502	53,801,855

Loss from continuing operations	$(0.23)	$(1.05)
Loss from discontinued operations	0.00	(0.09)

Net income (loss) per share of common stock – diluted	$(0.23)	$(1.14)

The diluted earnings per share calculation includes the add-back of interest expense debt discount, and derivative/warrant gain or (loss).

The Company’s shareholders approved an increase in the number of authorized common shares from 25,000,000 to 350,000,000, on June 25, 2007, resulting in the conversion of all series of preferred stock into common stock. At that date, the Company had a total of 2,516.1 and 20,634.5 shares of Series B and Series AA Convertible preferred stock that converted into 3,700,147 and 45,852,567 shares of common stock, respectively.

Potentially dilutive shares, which were excluded from the above calculations in 2008 and 2007, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Years ended December 31,
	2008	2007
Stock options	56,505,575	60,708,027
Warrants	145,889,112	67,107,342
Convertible debentures	179,446,745	8,025,012

	381,841,432	135,840,381

NOTE 16. Commitments and Contingencies.

The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $1.0 million and $1.3 million for the years ended December 31, 2008 and 2007, respectively. Total payments, including interest, made under capital leases for the years ended December 31, 2008 and 2007 were under $0.1 million both years. All obligations under capital leases were satisfied during 2008.

Future obligations under operating leases are as follows for the year ending December 31:

Operating Leases
2009	$984
2010	924
2011	817
2012	317
2013	134
Thereafter	—

Total	$3,176

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 17. Related Parties.

Certain of the Company’s significant shareholders, directors and executive officers perform financing and other services for the Company and have made loans to the Company or otherwise participated in financing transactions.

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC and Aequitas Commercial Finance, LLC (collectively, Aequitas), owned approximately 9% of the Company’s outstanding common stock and held warrants to purchase 14.8 million shares of the Company’s common stock as of December 31, 2008. Aequitas purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount for the November Debentures $0.5 million due under a bridge loan made to the Company in September 2008. In addition, in connection with other advisory services provided during 2008, the Company paid Aequitas advisory fees of $1.6 million and issued warrants to purchase 1.5 million shares of the Company’s common stock at an exercise price of $0.24 per share. The warrants had a grant date fair value, adjusted for the probability of the timing of the Authorized Share Increase, of $0.2 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.20 per share, expected volatility of 143.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends.

During 2007, Aequitas participated in the Company’s junior secured facility. In connection with the junior secured facility, Aequitas was issued warrants to purchase 4.0 million shares of common stock with a grant date fair value of $2.1 million and was also paid a cash fee of $0.1 million. The outstanding principal and accrued interest due Aequitas of $2.5 million and $0.1 million, respectively, was converted into 6.1 million shares of common stock during the first quarter of 2008. In September 2007, in connection with an advisory agreement, Aequitas was issued a warrant to purchase 3.0 million shares of common stock, which had a grant date fair value of $1.8 million. Also during 2007, Aequitas purchased 4.0 million shares of common stock at $0.15 per share and was paid $0.3 million for advisory services related to the Company’s equity offering and warrant exercise program.

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.5 million shares of the Company’s common stock as of December 31, 2008. Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and paid Capstone $1.4 million in fees. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: Common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends The Company paid $0.7 million of the fees to Capstone in cash and applied the remaining $0.7 million to Capstone’s purchase of $0.7 million of November Debentures. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common.

In March 2008, in connection with the issuance of the March Debentures, the Company paid Capstone an advisory fee of $1.3 million and issued to Capstone warrants to purchase 2.7 million shares of common stock at an exercise price of $0.24 per share. The warrants had a grant-date fair value of $1.5 million, determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.60 per share, expected volatility of 147.2%, risk-free interest rate of 2.5%, expected term of 5 years and no dividends.

In 2007, pursuant to an advisory agreement with Capstone, the Company issued warrants to purchase 2.5 million shares of common stock at an exercise price of $0.50 per share, which had a grant date fair value of $1.2 million.

A significant shareholder of the Company owned approximately 12% of the Company’s outstanding common stock and held warrants to purchase 12.9 million shares of the Company’s common stock as of December 31. This shareholder purchased $0.5 million of the Company’s November Debentures, convertible into 2.1 million shares of common stock and received warrants to purchase 1.6 million shares of common stock. During 2007, this shareholder participated in the Company’s junior secured facility. The outstanding principal and accrued interest due this shareholder of $3.7 million and $0.5 million, respectively, was converted into 10.0 million shares of common stock during the first quarter of 2008.

Effective November 30, 2007, the Company entered into a final severance and release agreement with its former Chief Executive Officer (CEO). This agreement includes a mutual release that provides for the abandonment of all unpaid severance with respect to the former CEO’s employment agreement in exchange for the issuance of 2.0 million shares of common stock. The fair value of the shares issued to the former CEO of $0.3 million was charged to compensation expense in 2007. In connection with the agreement, warrants to purchase 1.0 million shares of the Company’s common stock issued as part of the former CEO’s investment in the Company’s 2007 equity unit offering were cancelled. In addition, warrants to purchase 1.5 million shares of the Company’s common stock issued in connection with the CentrePath bridge loan were exchanged for substantially identical warrants, except that 1.0 million of the 1.5 million shares purchasable under the new warrants now have cashless exercise rights.

Two of the Company’s directors and two of its officers participated in the Company’s Short-term Bridge Facility in August 2007. The two directors loaned an aggregate of $0.2 million, the two officers loaned an aggregate of $0.1 million and two other investors loaned a total of $0.1 million. The loans were repaid in March 2008 with proceeds from the issuance of the March Debentures. In connection with these loans, the Company issued warrants to purchase 0.4 million shares of common stock at an exercise price of $0.55 per share, which had a grant date fair value of $0.2 million.

NOTE 18. Business Concentration.

In 2008, a major customer represented $6.7 million (20%) of total revenues. See the Subsequent Events note for additional information about a related legal matter with this customer. Another major customer represented $1.0 million (17%) of accounts receivable at December 31, 2008. A different major customer represented $2.8 million (16%) of total 2007 revenues while no customer represented greater than 10% of accounts receivable at December 31, 2007.

NOTE 19. Geographic and Other Information.

Revenues generated outside the United States during the years ended December 31, 2008 and 2007, respectively, totaled $7.7 million and $0.9 million, respectively. All of the Company’s international revenue was generated in the European Union and Canada. As of December 31, 2008 and 2007, the Company’s international identifiable assets outside the United States totaled $0.1 million and $0.04 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

The Company’s Management views the operations of 20/20, Magenta, CentrePath, GCG, and CGSI as well as the acquired VDUL operation as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s offerings and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these offering offerings.

NOTE 20. Subsequent Events.

Legal Pursuit of Accounts Receivable: In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit. The Company’s counsel has advised Management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire $10.2 million balance (of which $4.5 million was not recognized in the current period) as of December 31, 2008 and will record any amounts recovered through future operating results. Additionally, from time to time, the Company is involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on the Company’s consolidated financial position or the results of operations.

Completion of Acquisition of VDUL: Effective April 14, 2009, the Company completed the Final Closing of VDUL after it had obtained the required Federal and state regulatory approvals as previously described in the Acquisitions note. No additional purchase consideration was paid at the Final Closing. Upon completion of the Final Closing, the maturities of the Company’s Term Loan, Amended March Debentures, and November Debentures automatically extended to their respective stated maturity dates. However, because of the reporting covenant defaults discussed below, all of the Company’s debt is classified as current as of December 31, 2008.

Notification of Late Filing of Form 10-K: The Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2008 by the extended due date of April 15, 2009. As a result, the Company is in default of the reporting covenants as well as certain administrative covenants contained in its debt agreements. The Company is seeking the necessary waivers from its debt and debenture holders. Absent those waivers, liquidated damages would accrue until the above conditions are remediated.

Notification of Delisting: The Company received an OTCBB Delinquency Notification dated April 16, 2009 (Notification) advising the Company that, pursuant to NASD Rule 6530, unless the delinquent filing were received by the Commission’s EDGAR system by May 18, 2009, the securities of the Company would not be eligible for quotation on the OTCBB and would be removed therefrom effective May 18, 2009. On May 13, 2009, the Company filed a notice of appeal of the outside date for the delisting qualification with the Financial Industry Regulatory Authority (FINRA). On June 1, 2009, an oral hearing was held by the Company with FINRA as to the listing eligibility matter. On June 26, 2009, the Company received notice that the appeal was denied. The decision was effective upon service and constituted the final action of FINRA with respect to the proceeding.

It is the Company’s intention to apply for reinstatement of quotation of its Common Stock on the OTCBB promptly following bringing its SEC filings current. During the period from delisting until reinstatement (if reinstatement is effected), it is expected that the Company’s Common Stock will be subject to quotation by broker/dealers electing to make a market in the Pink Sheets. There can be no assurances as to when, if at all, the Company’s securities will be reinstated for trading on the OTCBB.

Loan Covenant Violations: On May 22, 2009, the Company received from ACF CGS, LLC, (Agent), a formal notification of certain covenant violations that occurred and continue to exist under the Loan Agreement dated November 19, 2008, by and among the Company and its subsidiaries. The Borrowers have timely paid all debt service obligations under the Loan Agreement.

The Borrowers have agreed that the Forbearance Agreement constitutes an additional “Loan Document” under the Loan Agreement. The Forbearance Agreement contemplates that from May 1, 2009 until the date that the Agent either waives all of the specified defaults or the parties otherwise agree, the Loan shall continue to bear interest at the default rate of interest as specified in the Loan Agreement. It also provides that, as of the Effective Date (as defined therein), if certain specified conditions are met that the percentage of the collection that the Borrowers receive (if any) with respect to the accounts receivable with the foreign company subject to the U.K. lawsuit referenced above, and to be applied toward pay down of obligations of the Borrowers under the Loan Agreement, shall be increased to 75%. The agreement also contains an acknowledgement that the $42,500 amendment fee paid by the Borrowers previously shall be in consideration for the forbearance of the enumerated defaults through the Effective Date, and that the Borrowers remain obligated with respect to all reasonable fees and disbursements of Agent’s counsel in connection with the Forbearance Agreement or other related matters. The Company has continued to work with the Agent following the expiration of the Forbearance Agreement to effect the transactions contemplated by the Forbearance Agreement.

Additional Financing: Effective July 31, 2009, the Company issued of $7.0 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $4.0 million of subscription amount (inclusive of $0.5 million of subscriptions credited against liabilities of the Company to the respective holders) and $3.0 million of original issue discount added to principal, coupled with warrants to purchase up to 12.5 million shares of Common Stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units), subject to adjustment (and with an adjustment to the exercise price on up to $15.0 million of existing debentures as discussed below). The transaction resulted in proceeds to the Company of $3.5 million, before $0.3 million of financing fees to Aequitas.

The purchase agreement for the July Units provides for the issuance of up to an additional $2.0 million of cash subscription amount of July Units (representing up to an additional $3.5 million of principal amount of July Debentures inclusive of the OID factor and July Warrants to purchase up to an additional 6,250,000 shares of Common Stock), to be funded to the extent of the shortfall of collection by the Company of at least $2.0 million by August 31, 2009 of certain designated receivables or contract amounts.

The Company also authorized the issuance of up to $4.1 million of secured convertible original issue discount debentures to certain creditors of the Company in exchange for release of up to $2.5 million of obligations to such creditors (with the debentures to contain an OID factor of up to $1.6 million), and coupled with warrants to purchase up to 12,890,625 shares of Common Stock, all exercisable or convertible at $0.24 per share, subject to adjustment.

At the same time, the Company entered into a Second Amendment and Waiver Agreement (Second Amendment) with its senior secured lender, ACF CGS, LLC as Agent for itself and other lenders with respect to $8.5 million of senior secured financing, restoring the loan to good standing and setting adjusted covenants and other terms and conditions.

In addition to the Original Issue Discount amount, the Cash Subscription Amount of the July Debentures bears interest in an amount equal to the “Cash Subscription Amount Interest,” comprised of the sum of: (i) the prime rate of interest as announced in the Wall Street Journal (subject to a floor of 5%); plus (ii) 14% per annum (the Applicable Margin). Basic Interest (comprised of the prime rate component plus 9% of the total 14% of the Applicable Margin) is payable monthly in arrears (twenty days following the end of each month), with the remaining 5% to be paid at the option of the Company in either cash or as PIK Interest, whereby such amount can be accrued and added to principal (in which event an additional OID factor of 75% of such amount is also added to principal of the July Debenture). The Senior Lender July Purchaser Intercreditor Agreement permits the payment in cash of the Cash Subscription Amount Interest for so long as the Senior Loan is not in default and a blockage on payment of interest on the July Debentures is not in effect. In the event that payment of the Cash Subscription Amount Interest is prohibited by such intercreditor agreement, then it is to be accrued and added to the principal amount of the July Debentures in the same manner as the addition of the PIK Interest to the July Debentures (and failure to pay such interest shall in such instance not be an Event of Default under the July Debenture).

The July Debentures also require that the Company redeem 1/7th of the original OID Amount of the July Debentures forty five days following the end of each calendar quarter, commencing with the quarter ended December 31, 2009. Cash payments of the redemption amount will only be permitted under the Senior Loan Agreement to the extent of funds available from 25% of Excess Cash Flow, and provided that the Company is not otherwise in default under the Senior Loan Agreement or subject to a blockage period under the applicable intercreditor agreement. Provided that certain equity conditions of the Company have been met, the Company at its option may elect to pay the Quarterly Redemption Amount (discussed below) either in cash or with Common Stock of the Company whereby the Common Stock would be credited with a value equal to the lesser of (i) the then existing conversion price; or (ii) 90% of the volume weighted average price (“VWAP”) for the ten consecutive trading days of the Common Stock ended on the trading day that is immediately prior to the applicable Quarterly Redemption Date.

NOTE 21. Supplemental Information.

The following unaudited quarterly data is presented with additional disclosures related to the earnings per share calculations. These additional disclosures reflect the reconciliation of basic weighted average shares and basic earnings per share to diluted earnings per share in addition to enhanced per share reporting of those shares that are potentially dilutive.

The per share calculations displayed are further impacted on an interim basis by the Company’s transition from accounting for its convertible debt with conversion features in accordance with Accounting Principles Board (APB) Opinion No. 26, Early Extinguishment of Debt (APB 26) and per the terms of the instruments. APB 26 states that, “In practice, the carrying amount of the debt, including any unamortized premium or discount is credited to the capital accounts upon conversion to reflect the stock issued and no gain or loss is recognized.”

More recent best practices indicate that in instances when the conversion features have been bifurcated from the convertible debt host contract and accounted for as liabilities, there is no equity conversion feature remaining in the debt instrument for accounting purposes. Therefore, while there may be a legal conversion of the debt, for accounting purposes both liabilities (i.e., the debt host contract and the bifurcated derivative liability) are subject to extinguishment accounting because such liabilities are being surrendered in exchange for common shares. As such, a gain or loss upon extinguishment of the two liabilities equal to the difference between the recorded value of the liabilities and the fair value of the common stock issued to extinguish them should be recorded. This restatement requires an adjustment to Additional Paid-in Capital and certain non-operating expenses and gains or losses.

In connection with the change above, the Company re-examined the inputs used in its quarterly Black-Scholes calculations and noted that there were certain input errors discovered that have subsequently been corrected herein. In accordance with SFAS No. 154, Accounting Changes and Error Corrections (SFAS 154), the Company has restated its previously issued interim statements in the following tables.

CONSOLIDATED BALANCE SHEETS

Unaudited

($000s except par values and share data)

	March 31, 2008
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$6,930	$—		$6,930
Accounts receivable, net	6,634	—		6,634
Prepaid expenses and other current assets	1,400	—		1,400
Current assets of discontinued operations	3	—		3

Total Current Assets	14,967	—		14,967
Property and equipment, net	1,193	—		1,193
Intangible assets, net	8,008	—		8,008
Goodwill	12,513	—		12,513
Other assets	1,916	—		1,916
Long-term assets of discontinued operations	10	—		10

TOTAL ASSETS	$38,607	$—		$38,607

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$36	$—		$36
Accounts payable	1,940	—		1,940
Accrued expenses	4,465	—		4,465
Deferred revenue, current portion	560	—		560
Current liabilities of discontinued operations	30	—		30

Total Current Liabilities	7,031	—		7,031
Liabilities for warrants to purchase common stock	37,270	—		37,270
Embedded derivatives of convertible debt instruments	11,417	(654	) A	10,763
Long-term portion of debt, net	314	—		314
Deferred revenue, long-term portion	63	—		63
Long-term liabilities of discontinued operations	—	—		—

Total Liabilities	56,095	(654)		55,441

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 146,984,246 issued and outstanding at March 31, 2008	14			14
Additional paid-in capital	90,472	3,962	B	94,434
Accumulated other comprehensive income (loss)	(95)			(95)
Accumulated deficit	(107,879)	(3,308	) C	(111,187)

Total Shareholders’ Equity (Deficit)	(17,488)	654		(16,834)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$38,607	$—		$38,607

(A)	To reflect the results of the derivative liability adjustments

(B)	To record the reclassification between Additional Paid-in Capital and “loss on extinguishment of debt”

(C)	To reflect the net effect of the changes on the accumulated deficit

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

Unaudited

	For the quarter ended March 31, 2008
	As Previously Reported	Adjustments		As Restated
REVENUES	$9,523	$—		$9,523
COST OF REVENUES	4,418	—		4,418

GROSS MARGIN	5,105	—		5,105

OPERATING EXPENSES:
Compensation	4,289	—		4,289
Depreciation and amortization	536	—		536
Other operating expenses	2,857	—		2,857

TOTAL OPERATING EXPENSES	7,682	—		7,682

OPERATING LOSS	(2,577)	—		(2,577)
Registration rights penalty	—	—		—
Gain on warrants and derivatives	16,763	(5,985	) C	10,778
Interest expense	(11,606)	7,894	D	(3,712)
Loss on extinguishment of debt	—	(5,217	) E	(5,217)

Income (loss) from continuing operations	2,580	(3,308)		(728)
Income from discontinued operations, net of tax	308	—		308

NET INCOME (LOSS)	2,888	(3,308)		(420)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$0.02			$(0.01)
Income (loss) from discontinued operations	—			—

Net income (loss) per share of common stock – basic	$0.02			$(0.01)

Weighted average shares outstanding – basic	135,303,454			135,303,454
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS
Add back:
Debenture interest	202	(202	) G	—
Debt discount and (gain) loss on derivatives and warrants	—	(7,841	) F	(7,841)

Net income (loss), adjusted	$3,090	$(11,351)		$(8,261)

Stock options outstanding	14,626,169	(14,626,169	) G	—
Warrants Outstanding	26,608,179	—		26,608,179
Debentures	16,384,747	(16,384,747	) G	—

Total dilutive effect of common stock equivalents	57,619,095	(31,010,916)		26,608,179

Weighted average shares outstanding – diluted	192,922,549	(31,010,916)		161,911,633

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Loss from continuing operations	$(0.01)			$(0.05)
Income (loss) from discontinued operations	—			—

Net loss per share of common stock – diluted	$(0.01)			$(0.05)

(C)	To record extinguishment of derivative liability as “loss on extinguishment of debt”

(D)	To record debt discount as “loss on extinguishment of debt”

(E)	To record loss on extinguishment of stock issuance at fair value, extinguishment of derivative liability and debt discount as loss on extinguishment

(F)	To add back (gain) loss on warrants for dilutive earnings

(G)	To remove the effect of instruments that are anti-dilutive when the gain or loss on warrants and derivatives are included in adjusted net income

CONSOLIDATED BALANCE SHEETS

Unaudited

($000s except par values and share data)

	June 30, 2008
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,839	$—		$3,839
Accounts receivable, net	9,762	—		9,762
Prepaid expenses and other current assets	1,074	—		1,074
Current assets of discontinued operations	2	—		2

Total Current Assets	14,677	—		14,677
Property and equipment, net	1,086	—		1,086
Intangible assets, net	7,710	—		7,710
Goodwill	12,513	—		12,513
Other assets	1,795	—		1,795
Long-term assets of discontinued operations	10	—		10

TOTAL ASSETS	$37,791	$—		$37,791

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$29	$—		$29
Accounts payable	2,941	—		2,941
Accrued expenses	5,439	—		5,439
Deferred revenue, current portion	370	—		370
Current liabilities of discontinued operations	25	—		25

Total Current Liabilities	8,804	—		8,804
Liabilities for warrants to purchase common stock	36,566	—		36,566
Embedded derivatives of convertible debt instruments	12,499	(2,163	) H	10,336
Long-term portion of debt, net	1,249	—		1,249
Deferred revenue, long-term portion	54	—		54
Long-term liabilities of discontinued operations	—	—		—

Total Liabilities	59,172	(2,163)		57,009

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 148,161,844 issued and outstanding at June 30, 2008	15	—		15
Additional paid-in capital	93,788	3,962	B	97,750
Accumulated other comprehensive income (loss)	(104)	—		(104)
Accumulated deficit	(115,080)	(1,799	) I	(116,879)

Total Shareholders’ Equity (Deficit)	(21,381)	2,163		(19,218)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$37,791	$—		$37,791

(B)	To record the reclassification between Additional Paid-in Capital and “loss on extinguishment of debt”

(H)	To record adjustment of derivative liability at fair value

(I)	To reflect cumulative income from derivative liability adjustments

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

Unaudited

	For the quarter ended June 30, 2008
	As Previously Reported	Adjustments		As Restated
REVENUES	$8,651	$—		$8,651
COST OF REVENUES	4,229	—		4,229

GROSS MARGIN	4,422	—		4,422

OPERATING EXPENSES:
Compensation	4,802	—		4,802
Depreciation and amortization	429	—		429
Other operating expenses	2,523	—		2,523

TOTAL OPERATING EXPENSES	7,754	—		7,754

OPERATING LOSS	(3,332)	—		(3,332)
Registration rights penalty	(1,140)	—		(1,140)
Gain (loss) on warrants and derivatives	(1,294)	1,509	J	215
Interest expense	(1,439)	—		(1,439)
Gain (loss) on extinguishment of debt	—	—		—

Income (loss) from continuing operations	(7,205)	1,509		(5,696)
Income from discontinued operations, net of tax	4	—		4

NET LOSS	$(7,201)	$1,509		$(5,692)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Loss from continuing operations	$(0.05)			$(0.04)
Income (loss) from discontinued operations	—			—

Net loss per share of common stock – basic	$(0.05)			$(0.04)

Weighted average shares outstanding – basic	147,428,808			147,428,808
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS
Add back:
Debenture interest	—	—		—
Debt discount and (gain) loss on derivatives	—	—		—

Net income (loss), adjusted	$(7,201)	$1,509		$(5,692)

Stock options outstanding	—	—		—
Warrants Outstanding	—	—		—
Debentures	—	—		—

Total dilutive effect of common stock equivalents	—	—		—

Weighted average shares outstanding – diluted	147,428,808	—		147,428,808

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Loss from continuing operations	$(0.05)			$(0.04)
Income (loss) from discontinued operations	—			—

Net loss per share of common stock – diluted	$(0.05)			$(0.04)

(J)	To record adjustment of derivative liability at fair value

CONSOLIDATED BALANCE SHEETS

Unaudited

($000s except par values and share data)

	September 30, 2008
	As Previously Reported	Adjustments		As Restated
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,365	$—		$2,365
Accounts receivable, net	8,379	—		8379
Prepaid expenses and other current assets	745	—		745
Current assets of discontinued operations	—	—		—

Total Current Assets	11,489	—		11,489
Property and equipment, net	962	—		962
Intangible assets, net	7,411	—		7,411
Goodwill	12,513	—		12,513
Other assets	2,445	—		2,445
Long-term assets of discontinued operations	—	—		—

TOTAL ASSETS	$34,820	$—		$34,820

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$524	$—		$524
Accounts payable	4,069	—		4,069
Accrued expenses	6,248	—		6,248
Deferred revenue, current portion	375	—		375
Current liabilities of discontinued operations	—	—		—

Total Current Liabilities	11,216	—		11,216
Liabilities for warrants to purchase common stock	29,092	—		29,092
Embedded derivatives of convertible debt instruments	17,906	363	K	18,269
Long-term portion of debt, net	2,148	—		2,148
Deferred revenue, long-term portion	49	—		49
Long-term liabilities of discontinued operations	—	—		—

Total Liabilities	60,411	363		60,774

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 149,230,018 issued and outstanding at September 30, 2008	15	—		15
Additional paid-in capital	95,780	3,962	B	99,742
Accumulated other comprehensive income (loss)	(70)	—		(70)
Accumulated deficit	(121,316)	(4,325	) L	(125,641)

Total Shareholders’ Equity (Deficit)	(25,591)	(363)		(25,954)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$34,820	$—		$34,820

(B)	To record the reclassification between Additional Paid-in Capital and “loss on extinguishment of debt”

(K)	To record adjustment of derivative liability at fair value

(L)	To reflect cumulative loss from derivative liability adjustments

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

Unaudited

	For the quarter ended September 30, 2008
	As Previously Reported	Adjustments		As Restated
REVENUES	$5,789	$—		$5,789
COST OF REVENUES	3,976	—		3,976

GROSS MARGIN	1,813	—		1,813

OPERATING EXPENSES:
Compensation	3,319	—		3,319
Depreciation and amortization	446	—		446
Other operating expenses	3,161	—		3,161

TOTAL OPERATING EXPENSES	6,926	—		6,926

OPERATING LOSS	(5,113)	—		(5,113)
Registration rights penalty	(1,140)	—		(1,140)
Gain (loss) on warrants and derivatives	1,719	(2,526	) M	(807)
Interest expense	(1,941)	—		(1,941)
Loss on extinguishment of debt	—	—		—

Income (loss) from continuing operations	(6,475)	(2,526)		(9,001)
Income from discontinued operations, net of tax	239	—		239

NET INCOME (LOSS)	$(6,236)	$(2,526)		$(8,762)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$(0.04)			$(0.06)
Income (loss) from discontinued operations	—			—
Net income (loss) per share of common stock – basic	$(0.04)			$(0.06)

Weighted average shares outstanding – basic	148,507,511			148,507,511

DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS
Add back:
Debenture interest	—	—		—
Debt discount and (gain) loss on derivatives	—	(7,126	) N	(7,126)

Net income (loss), adjusted	$(6,236)	$(9,652)		$(15,888)

Stock options outstanding	—	—		—
Warrants Outstanding	—	14,887,450	O	14,887,450
Debentures	—	—		—

Total dilutive effect of common stock equivalents	—	14,887,450		14,887,450

Weighted average shares outstanding – diluted	148,507,511	14,887,450		163,394,961

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Loss from continuing operations	$(0.04)			$(0.10)
Income (loss) from discontinued operations	—			—

Net loss per share of common stock – diluted	$(0.04)			$(0.10)

(M)	To record adjustment of derivative liability at fair value

(N)	To add back (gain) loss on warrants for dilutive earnings

(O)	To add back dilutive warrants for dilutive earnings

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

	Four Quarters (Unaudited) and Full Year ended December 31, 2008
	First Quarter As Restated	Second Quarter As Restated	Third Quarter As Restated	Fourth Quarter	Full Year
REVENUES	$9,523	$8,651	$5,789	$10,196	$34,159
COST OF REVENUES	4,418	4,229	3,976	7,632	20,255

GROSS MARGIN	5,105	4,422	1,813	2,564	13,904

OPERATING EXPENSES:
Compensation	4,289	4,802	3,319	2,429	14,839
Depreciation and amortization	536	429	446	755	2,166
Other operating expenses	2,857	2,523	3,161	11,225	19,766

TOTAL OPERATING EXPENSES	7,682	7,754	6,926	14,409	36,771

OPERATING LOSS	(2,577)	(3,332)	(5,113)	(11,845)	(22,867)
Registration rights penalty	—	(1,140)	(1,140)	(242)	(2,522)
Gain (loss) on warrants and derivatives	10,778	215	(807)	49,647	59,833
Interest expense	(3,712)	(1,439)	(1,941)	(10,220)	(17,312)
Loss on extinguishment of debt	(5,217)	—	—	(5,126)	(10,343)

Income (loss) from continuing operations	(728)	(5,696)	(9,001)	22,214	6,789
Income from discontinued operations, net of tax	308	4	239	1	552

NET INCOME (LOSS)	$(420)	$(5,692)	$(8,762)	$22,215	$7,341

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$(0.01)	$(0.04)	$(0.06)	$0.15	$0.05
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss) per share of common stock – basic	$(0.01)	$(0.04)	$(0.06)	$0.15	$0.05

Weighted average shares outstanding – basic	135,303,454	147,428,808	148,507,511	150,832,051	145,540,643

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

	Four Quarters (Unaudited) and Full Year ended December 31, 2008
	First Quarter Restated	Second Quarter Restated	Third Quarter Restated	Fourth Quarter	Full Year
NET INCOME (LOSS)	$(420)	$(5,692)	$(8,762)	$22,215	$7,341
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS
Add back:
Debenture interest	—	—	—	645	516
Debt discount and loss on derivatives and warrants	(7,841)	—	(7,126)	(42,932)	(57,294)

Net income (loss), adjusted	$(8,261)	$(5,692)	$(15,888)	$(20,072)	$(49,437)

Weighted average shares outstanding – basic	135,303,454	147,428,808	148,507,511	150,832,051	145,540,643

Stock options outstanding	—	—	—	1,241,570	7,117,712
Warrants Outstanding	26,608,179	—	14,887,450	1,766,990	35,193,887
Debentures	—	—	—	132,830,170	23,622,260

Total dilutive effect of common stock equivalents	26,608,179	—	14,887,450	135,838,730	65,933,859

Weighted average shares outstanding – diluted	161,911,633	147,428,808	163,394,961	286,670,781	211,474,502

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$(0.05)	$(0.04)	$(0.10)	$(0.07)	$(0.23)
Income (loss) from discontinued operations	—	—	—	—	—

Net income (loss) per share of common stock – diluted	$(0.05)	$(0.04)	$(0.10)	$(0.07)	$(0.23)

POTENTIALLY DILUTIVE SHARES
Stock options	66,408,953	70,661,453	73,861,453	62,381,717	56,505,575
Warrants	57,147,583	81,607,836	65,589,299	179,316,009	145,889,112
Convertible debentures	19,031,667	38,000,000	37,902,144	70,238,835	179,446,745

Total potentially dilutive shares	142,588,203	190,269,289	177,352,896	311,936,561	381,841,432

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

As Restated

	Four Quarters (Unaudited) and Full Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
REVENUES	$4,000	$4,227	$4,369	$4,632	$17,228
COST OF REVENUES	2,735	2,843	3,176	3,422	12,176

GROSS MARGIN	1,265	1,384	1,193	1,210	5,052

OPERATING EXPENSES:
Compensation	3,250	4,788	3,499	9,834	21,371
Depreciation and amortization	938	777	879	903	3,497
Other operating expenses	1,170	1,568	1,464	6,594	10,796

TOTAL OPERATING EXPENSES	5,358	7,133	5,842	17,331	35,665

OPERATING LOSS	(4,093)	(5,749)	(4,649)	(16,121)	(30,612)
Loss on disposal of assets	—	—	—	(501)	(501)
Registration rights penalty	—	—	—	(2,531)	(2,531)
(Gain) loss on warrants and derivatives	(9,199)	38,663	15,263	(30,188)	14,539
Interest expense	(29,568)	(2,796)	(3,409)	(3,196)	(38,969)
Extinguishment of debt	1,645	—	—	—	1,645

Income (loss) from continuing operations	(41,215)	30,118	7,205	(52,537)	(56,429)
Income (loss) from discontinued operations, net of tax	(492)	(342)	(4,649)	523	(4,960)

NET INCOME (LOSS)	$(41,707)	$29,776	$2,556	$(52,014)	$(61,389)

BASIC EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$(1.92)	$1.23	$0.10	$(0.54)	$(1.05)
Income (loss) from discontinued operations	(0.02)	(0.01)	(0.06)	0.00	(0.09)

Net income (loss) per share of common stock – basic	$(1.94)	$1.22	$0.04	$(0.54)	$(1.14)

Weighted average shares outstanding – basic	21,491,069	24,433,557	71,829,042	96,353,226	53,801,855

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except shares and per share data)

As Restated

	Four Quarters (Unaudited) and Full Year ended December 31, 2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
NET INCOME (LOSS)	$(41,707)	$29,776	$2,556	$(52,014)	$(61,389)
DILUTIVE EFFECT OF COMMON STOCK EQUIVALENTS
Add back: interest on debt	—	194	214	—	—
Debt discount and (gain) loss on derivatives	—	(37,855)	(25,520)	—	—

Adjusted net income (loss)	$(41,707)	$(7,885)	$(22,750)	$(52,014)	$(61,389)

Weighted average shares outstanding – basic	21,491,069	24,433,557	71,829,042	96,353,226	53,801,855

Stock options outstanding	—	422,770	—	—	—
Warrants outstanding	—	23,099,418	16,498,315	—	—
Convertible preferred stock	—	46,831,442	—	—	—
Debentures	—	8,955,197	15,229,149	—	—

Total dilutive effect of common stock equivalents	—	79,308,827	31,727,464	—	—

Weighted average shares outstanding – diluted	21,491,069	103,742,384	103,556,506	96,353,226	53,801,855

DILUTED EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Income (loss) from continuing operations	$(1.92)	$(0.08)	$(0.18)	$(0.55)	$(1.05)
Income (loss) from discontinued operations	(0.02)	0.00	(0.04)	0.00	(0.09)

Net income (loss) per share of common stock – diluted	$(1.94)	$(0.08)	$(0.22)	$(0.55)	$(1.14)

POTENTIALLY DILUTIVE SHARES
Stock options	18,626,202	18,904,257	18,626,602	60,708,027	60,708,027
Warrants	78,252,906	57,760,139	65,648,742	67,107,342	67,107,342
Convertible preferred stock	31,621,958	—	—	—	—
Debentures	5,849,314	—	—	20,519,216	8,025,012

Total potentially dilutive shares	134,350,380	76,664,396	84,275,344	148,334,585	135,840,381

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On October 8, 2008, the chairman of the audit committee of the Company received a notice from Plante & Moran, PLLC (Plante), the Company’s independent registered public accounting firm at the time, indicating that Plante did not intend to stand for re-election with respect to the audit of the December 31, 2008 consolidated financial statements and, effective upon the earlier of November 15, 2008 or the filing of the Company’s Form 10-Q for the quarter ended September 30, 2008, Plante’s relationship with the Company would end.

The report issued by Plante in connection with the audit of the Company for the years ended December 31, 2007 and December 31, 2006 expressed an unqualified opinion and included an explanatory statement wherein Plante expressed substantial doubt about the Company’s ability to continue as a going concern. Plante did not express an adverse opinion or a disclaimer of opinion nor was its report modified as to uncertainty, audit scope, or accounting principles. During the years ended December 31, 2007, there were no “reportable events” (as such term is defined in Item 304(a)(1)(v) of Regulation S-K) except for the material weaknesses discussed below.

With respect to the year ended December 31, 2007 and through September 30, 2008, there were no disagreements with Plante on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Plante’s satisfaction, would have caused them to make reference thereto in connection with the audited or interim financial statements for the periods ended December 31, 2007 and June 30, 2008, respectively.

The representations in the previous paragraph extend through August 14, 2008 (the date Plante completed its audit-related work with respect to the Company’s 2007 Annual Report), October 8, 2008 (the date of Plante’s notice), and November 14, 2008 (the date of the filing of the Company’s Quarterly Report for September 30, 2008 and Plante’s review thereof). Effective November 14, 2008, Plante’s relationship with the Company ended.

On February 27, 2009, the Company engaged BDO Seidman, LLP (BDO) as its independent registered public accounting firm. The engagement of BDO was approved by the Audit Committee of the Company’s Board of Directors. During the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through February 27, 2009, neither the Company nor anyone acting on its behalf consulted with BDO regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that BDO concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304 (a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a) )(1)(v) of Regulation S-K).

During BDO’s period of engagement, an issue was raised and discussed by certain of the members of the Board of Directors (but not the full Board or the full Audit Committee) and BDO regarding the Company’s accounting treatment for a complex issue associated with the valuation methodology applied to embedded derivative features of certain debt instruments issued by the Company during 2007 and 2008 (the “Valuation Issue”). Subject to the disclosure regarding the Valuation Issue set forth above, during the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through June 3, 2009 (the “Covered Period”), there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On June 2, 2009, the Company’s Board of Directors, voting together with a majority of the Company’s Audit Committee members, ended its engagement of BDO due to their proposed timing of completion of the audit and the proposed fees associated therewith, for the year ended December 31, 2008.

BDO did not file a report on the financial statements for the Covered Period and, as such, no BDO report contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 9, 2009, the Company engaged Asher & Company, Ltd. (“Asher”) as its new independent registered public accounting firm. The engagement of Asher was approved by the Audit Committee of the Company’s Board of Directors. During the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through June 9, 2009, neither the Company nor anyone acting on its behalf consulted with Asher regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that Asher concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are the controls and other procedures designed to ensure information required to be disclosed in the reports the Company files under the Exchange Act of 1934, as amended, are recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC and to ensure information required to be disclosed in the reports filed or submitted under the Exchange Act is accumulated and communicated to our Management, including our Chief Executive Officer and Chief Financial Officer, in a manner that allows timely decisions regarding required disclosure.

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, on the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2008. Based on that evaluation and the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures were not effective as of December 31, 2008.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies, Management concluded our internal control over financial reporting was not effective as of December 31, 2008.

A material weakness in internal control over financial reporting is a control deficiency, or combination of deficiencies, in internal control over financial reporting (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the evaluation, Management identified two material weaknesses with respect to internal controls over financial reporting:

•

The Company did not maintain sufficient levels of qualified personnel in our financial reporting processes. As a result, our internal controls over financial reporting did not include an effective control to ensure appropriate review and analysis of contingent terms in previous financing transactions, resulting in a restatement of the consolidated financial statements for the fiscal year ended December 31, 2007 in fiscal year 2008. The restatement required a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. See the Notes to Consolidated Financial Statements included herein. The Company’s 10-KSB for fiscal year ended December 31, 2007 and 10-QSB (beginning balances) for the interim period ended March 31, 2008 were subsequently amended as a result of the restatement.

•

The Company has not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the next fiscal year.

In order to determine whether a control deficiency, or combination of control deficiencies is a material weakness, Management considers all relevant information and evaluates the severity of each control deficiency that comes to its attention. Management also evaluates the effect of its compensating controls, which serve to accomplish the objective of another control that did not function properly, helping to reduce risk to an acceptable level. To have a mitigating effect, the compensating control should operate at a level of precision that would prevent or detect a misstatement that could be material. Based on our evaluation under the framework set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission, Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s internal controls over financial reporting were not effective as of December 31, 2008 as a result of the aforementioned material weaknesses.

Management’s Plan to Address Material Weaknesses

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008, the Company began the implementation of the following remediation activities to improve the Company’s internal control over financial reporting and will continue to implement such activities until the deficiencies are remediated:

•

utilization of external consultants to assist in the planning for, and in advance of the execution of, the accounting treatment of complex transactions and financings given the unforeseen effects driven by complex accounting standards. The utilization of external consultants has provided additional accounting resources and initiated steps toward creating a desired level of segregation of duties; and

•

utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to address the segregation of duties within the financial reporting process.

During the second quarter of 2008, a previously disclosed material weakness was addressed by increasing the number of members of our Board of Directors to nine and completing our search for independent directors in order to have a majority of our Board of Directors become independent, as defined in Item 407(a) of Regulation S-K. As of the date of this filing, the Company has an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K as a member of the Board and chairman of the audit committee. In addition, we have begun to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

Even with these changes, due to the increasing number and complexity of pronouncements, emerging issues and releases, and reporting requirements and regulations, we expect there will continue to be some risk related to financial reporting controls. The process of identifying risk areas and implementing the many facets of internal control over financial reporting as required under the Sarbanes-Oxley Act continues to be complex and subject to significant judgment and may result in the identification in the future of areas where we may need additional resources.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm due to temporary rules of the SEC that permit the Company to provide only Management’s report in this annual report.

There were no changes in the internal control over financial reporting identified in Management’s evaluation during the fourth quarter of the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE, AND DIRECTORS’ INDEPENDENCE

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Patrick C. Shutt	41	Chief Executive Officer / Director
George A. King	50	President, Vice Chairman / Director
Jack Lodge	42	Chief Operating Officer
Jim McDevitt	50	Chief Financial Officer
Robert A. Pollan	48	Chairman / Director
Jeremy Cooke	51	Director
R. Patrick Hanlin	48	Director
Chris Hoyle	49	Director
Kenneth Napier	70	Director
Richard Worthy	46	Director
Charles R. Wright	52	Director

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

George A. King, President. Mr. King is also a member of the Board of Directors. Mr. King previously was the co-founder, Director and President of 20/20 Technologies, Inc. and a Director and President of Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth Systems in September 2006. He has more than twenty-five years of experience in law, finance, and telecommunications, including serving as a Director, Chief Development Officer, and President of several operating functions at Universal Access from 1997 to 2002. He began his career from 1984 to 1995 with the Wall Street law firm of Mudge Rose Guthrie Alexander & Ferdon and the global investment-banking firm of Credit Suisse First Boston. He was a co-founder of an investment-banking spin-off from CSFB, Cambridge Partners, LLC, in 1995 and operated his own corporate finance advisory firm from December 1996 until August 1999 when he joined Universal Access on a full-time basis. Mr. King’s board experience includes serving as a Section 16 Officer of a U.S. public company, as well as Chairman, Director or Trustee of two public companies, five private companies, and two universities. Mr. King holds an A.B. (cum laude) from Colgate University and a J.D. from Fordham University School of Law.

Jack Lodge, Chief Operating Officer. Mr. Lodge is the Chief Operating Officer at Global Capacity, responsible for all aspects of marketing, operations, information technology, software development, and solutions delivery for the Company. He has over 19 years experience in information technology and telecommunications. Mr. Lodge joined Global Capacity in 2006 upon its acquisition of CentrePath, Inc., a privately held remote network management company where he served as General Manager, with responsibility for all aspects of CentrePath’s managed services business. Prior to joining CentrePath, Mr. Lodge held several leadership positions in the IT organization at Nortel Networks, where his responsibilities included network architecture and strategy. Mr. Lodge joined Nortel via the 1998 acquisition of Bay Networks, where he held a number of IT management positions. Prior to Bay Networks, Mr. Lodge owned and operated a regional network services and maintenance business, distributing and supporting technology from multiple manufacturers. He began his career with AT&T in 1989 in a sales role. Mr. Lodge holds a BA from the College of the Holy Cross, and an MBA from Northeastern University.

Jim McDevitt, Chief Financial Officer. Mr. McDevitt is a certified public accountant with over 25 years experience in a variety of organizations and industries. Jim started his career at Coopers & Lybrand (now PricewaterhouseCoopers). As a manager for that firm, he delivered business assurance services to clients in the financial services sector, health care providers, manufacturers and distributors, and law firms, inter alia. He also served as an instructor for the firm’s professional development programs and trained hundreds of staff in introductory and advanced accounting and auditing topics. Mr. McDevitt went on to become the CFO of The Fairfield Group, a large broker-dealer in securities. Later he served as a Director for Mercy Health Systems with responsibility for its numerous non-acute care businesses (including some not-for-profits). Jim was recruited to become CFO for Shadow Broadcast Services where he revamped all systems and staffing and provided litigation support services during the prolonged dispute relating to the sale of the company. He then became the lead finance executive with Mobility Technologies, another broadcast media business – but with a technical component and government contracts. Most recently, Mr. McDevitt has been a Managing Director with Whitehawk Partners, delivering financial, systems, operational, and human resources consulting and outsourcing of senior executive services to middle-market businesses.

Robert A. Pollan, Director. Mr. Pollan was the Chief Operating Officer until appointed to serve as Chairman of the Board, resigning his senior management position to focus his attention on strategic initiatives of the Company. Mr. Pollan brings a combination of large-company experience and an entrepreneurial background in Europe and the United States to the Company. He is an experienced operating executive and senior board member in both technology and non-technology enterprises. Working at General Electric, Mr. Pollan completed a multi-year General Electric management development program rotation focused on industrial automation businesses. He served at various GE Capital Corp subsidiaries as CEO, CTO, and VP of business development. He spent several years in Central Europe in the early 1990s, where he led the largest successful Central European industrial organizational and financial restructuring, and subsequently privatized the Szczecin Shipyard in Poland. His achievements became the subject of a 1995 Harvard Business Review article citing it as a model of post-communism management. Mr. Pollan was one of the four initial managing directors of Internet Capital Group, a leading, publicly held B2B holding company. While at ICGE, he was the founding chairman of ICG Commerce, a leading online procurement services provider. On leaving Internet Capital Group at the end of 2000, Mr. Pollan served in key operating roles at Universal Access and Traffic.com, both publicly held companies that were part of the ICGE network. He set up cutting-edge systems for the delivery of information, critical in the value proposition of both companies. Mr. Pollan also was recruited to lead the turn around and be chairman of the board of Energy Solutions International, a world leader in pipeline management software for the oil and gas industry. Mr. Pollan is a graduate of the Harvard Business School with a MBA with distinction. Prior to Harvard, he graduated from the University of Pennsylvania’s Management and Technology Program (Wharton and Moore Schools), with the dual degrees of BS Electrical Engineering and BS Economics, with honors.

Jeremy Cooke, Director. Mr. Cooke is the non-executive director of Splicecom, a London-based privately held communications company whose offering combines voice, video, IP TV and web enabled IT applications within a single system. Mr. Cooke was co-founder of SDX Business Systems Ltd in 1991, leading a management buy-out of a telephone systems division consisting of 58 people with annual revenues approaching £8 million. In seven years under his guidance, SDX grew revenues to £60 million, increasing market share to achieve the No. 2 position in their market. In his tenure, sixteen new international territories were opened, and four strategic acquisitions were made. In December 1996, the Company achieved listing on the London Stock Exchange. In 1998, SDX was sold to Lucent Technologies for $207 million. From 2000 to 2003, Mr. Cooke served as a non-executive director of Magenta netLogic, Ltd., one of the companies that ultimately formed the core of Global Capacity via acquisition in 2006. Mr. Cooke holds a Bachelor of Science degree in Applied Physics and Electronics from the University of Wales, a Master’s of Science in Computing and Information Systems from the University of Ulster, and a Masters of Business Administration from The Open University.

R. Patrick Hanlin, Director. Mr. Hanlin was the founder and CEO of LiveBridge, Inc., a $120 million, 4,000 employee-worldwide contact center company built over an 18-year period. In 2005, LiveBridge was sold to Affiliated Computer Services, Inc. (ACS). At LiveBridge, Mr. Hanlin managed the strategic growth of the company in both domestic and international markets. He currently serves on several Advisory Boards and is an investor in various technology companies and real estate projects. Prior to founding LiveBridge, Mr. Hanlin worked at Anderson Consulting, specializing in the fields of energy and customer interaction systems support. He received his B.A. (Phi Beta Kappa) from the University of Oregon.

Chris Hoyle, Director. Mr. Hoyle is internationally recognized for his expertise in IT and telecom law and he has practiced law in the City of London for over 20 years, having been a partner in several City of London law firms (including KPMG UK’s law firm, KLegal) and prior to that having been employed as an in-house lawyer at IBM (UK). He has extensive experience advising carriers, users, and suppliers of IT and telecom services and vast experience of major IT outsourcing and telecom managed services agreements not only in the UK but also in Asia, Africa, and the Middle East. Mr. Hoyle has undertaken advisory work for governments on telecom sector reform and regulatory matters and he has also advised on joint ventures for provision of IT and telecom services. He has advised the UK Government on a number of IT and telecom contracts including drafting the OGC recommended model terms for UK public sector procurement of Next Generation Networks.

Currently, Mr. Hoyle is the commercial director of the UK’s “e-Borders” program, a major program to create a joined, modernized, intelligence-led border control and security framework for the UK. He is also a non-executive director of Norsat International Inc, a publicly listed Canadian satellite terminal and microwave manufacturer. Mr. Hoyle holds a Bachelor of Law degree from Canterbury University, a Master of Law degree from Cambridge University and a Diploma in Intellectual Property Law from the University of London.

Kenneth Napier, Director. Mr. Napier brings a wealth of executive management, commercial, government, and military experience to the Board, including more than 38 years in Information Technology, Telecommunications, and Management Information Systems design, development, and implementation. He is currently the CEO of TechBase and Associates Inc., headquartered in Reston, Virginia. TechBase specializes in the development of emerging technology offering companies. He is also the President of CITE Health Management Services, a Georgia-based corporation which owns and operates senior/assisted living properties in the southeast. Mr. Napier has held senior positions in the U.S. Army, serving multiple tours overseas. He earned a Masters in Management and Supervision from Central Michigan University and a B.S. from the University of Mississippi in Computer Science with minors in Mathematics and Management.

Richard Worthy, Director. Mr. Worthy is currently Chairman and Chief Executive Officer of US Electrical Services, Inc. Mr. Worthy founded US Electrical Services in 2006 by raising $200 million of equity capital from a number of private investors, including MSD Capital. He subsequently grew the company, making 10 acquisitions, before selling the company to a private investor. In 1998, Mr. Worthy launched the US operations of Sonepar, ultimately growing revenues from zero to $2 billion annually. As President and CEO of Sonepar North America, Mr. Worthy led the company through 29 acquisitions and the restructuring of the Canadian operations, growing the company to 250 warehouse locations and 5,000 employees throughout Canada, the US and Mexico. Previously, Mr. Worthy served as President and CEO of GE Capital TIP Europe. There he ran GE’s over the road commercial vehicle and trailer business based in Amsterdam, Holland. Mr. Worthy held numerous other progressive managerial and executive positions in GE’s locomotive, switchgear, PLC, and electrical distribution divisions throughout his 10 years with the company. Earlier in his career, he held positions at Fidelity Investments and Rothschilds. Worthy holds a Bachelor of Science degree from the University of Massachusetts, Salem and a Master of Business Administration degree from the University of North Carolina, Chapel Hill.

Charles R. Wright, Director. Mr. Wright brings a wealth of financial and executive management expertise, including experience as a Chief Financial Officer, as well as a specific focus on merger and acquisition and capital market transactions. He has over 20 years experience in public accounting, including over 14 years as a Partner at Ernst & Young. Mr. Wright is presently the CFO of a holding company and Vice President – Finance and CFO of several operating companies for a privately held Sports and Entertainment Company. Mr. Wright has a number of professional accreditations including Certified Public Accountant and Certified Management Consultant. He holds an MBA from Vanderbilt University’s Owen Graduate School of Management, as well as, a BA from Duke University.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings covered under Item 401(f) of Regulation S-K. Officers serve at the discretion of our Board of Directors. Our Board of Directors has determined that Messrs. Cooke, Hanlin, Hoyle, Napier, Worthy, and Wright are independent within the meaning of Rule 4200 of the NASDAQ Stock Market.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers

On May 1, 2008, the Board amended and restated the Company’s By-laws to increase the number of Board members to nine and completed the Company’s search for independent directors in order to have a majority of our Board become independent.

Resignation of Douglas Stukel. Mr. Stukel resigned as a Director of the Company on March 26, 2008.

Resignation of David Beamish. Mr. Beamish resigned as a Director of the Company on May 2, 2008.

Resignation of Philip Kenny. Mr. Kenny resigned as a Director of the Company on May 2, 2008.

Resignation of Lee Wiskowski. Mr. Wiskowski resigned as a Director of the Company on May 2, 2008.

Appointment of Robert Pollan. Mr. Pollan became Chairman of the Board of Directors, effective May 2, 2008. On the same date, Mr. Pollan resigned his position of Chief Operating Officer.

Appointment of Brian Coderre. Mr. Coderre was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of Jeremy Cooke. Mr. Cooke was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of R. Patrick Hanlin. Mr. Hanlin was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of Chris Hoyle. Mr. Hoyle was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of Martin Katz. Mr. Katz was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of Richard Worthy. Mr. Worthy was nominated to the Board of Directors and approved effective May 2, 2008.

Appointment of Jack Lodge. Mr. Lodge was appointed Chief Operating Officer effective May 2, 2008.

Resignation of Martin Katz. Mr. Katz resigned as a Director of the Company effective January 27, 2009.

Appointment of Charles R. Wright. Mr. Wright was nominated to the Board of Directors and approved effective January 27, 2009.

Resignation of Brian Coderre. Mr. Coderre resigned as a Director of the Company effective June 5, 2009.

Appointment of Kenneth Napier. Mr. Napier was nominated to the Board of Directors and approved effective June 8, 2009.

Code of Ethics

On January 29, 2004, our Board of Directors adopted a Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any other persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 500 W. Madison Street, Suite 2060, Chicago, Illinois 60661. A copy of the Code of Ethics has been filed as an exhibit hereto.

We intend to disclose any waivers or amendments to our code of ethics in a report on Form 8-K with the SEC rather than on our website.

Audit Committee

The Company has an Audit Committee and an Audit Committee Charter. The Audit Committee is presently comprised of Chris Hoyle and Charles Wright. The Audit Committee is responsible for selection and oversight of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors, and reviewing all potential conflict of interest situations.

With the increase in the number of Board members and appointment of a majority of independent directors in 2008, two of the incoming directors were determined to be “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. Subsequent to year-end, with the appointment of Mr. Wright, all Audit Committee members were determined to qualify as “audit committee financial experts.” The Audit Committee began to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges during 2008.

Compensation Committee

The Compensation Committee of our Board has a written charter. Under its charter, the Compensation Committee carries out the responsibilities of the Board relating to the compensation of our executives. Among other things, the Compensation Committee has the authority to:

•	review and approve goals and objectives relevant to the compensation of our CEO, evaluate our CEO’s performance and set our CEO’s compensation;

•	consider and approve the selection and retention of, and compensation arrangements and plans for, our executive officers; and

•	make recommendations to the Board with respect to our Equity Incentive Plan and ESPP.

The Compensation Committee reviews its actions with the Board on a regular basis.

Communications with Directors

Shareholders and other interested parties who wish to communicate with our Board, including our non-employee directors may do so by writing to our Corporate Secretary at our principal executive office at 500 W. Madison Street, Suite 2060, Chicago, IL 60661. Our Corporate Secretary will review all correspondence intended for the Board and will regularly forward to the Board a summary of this correspondence and copies of correspondence that, in the opinion of the Corporate Secretary, is of significant importance to the functions of the Board or otherwise requires the Board’s attention. Directors may at any time review a log of all correspondence received by the Corporate Secretary that is intended for the Board and request copies of any of the correspondence.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth for each of the named executive officers and directors of the Company: the dollar value of base salary and bonus earned during the year ended December 31, 2008, the aggregate grant date fair value of stock and option awards granted during the year, computed in accordance with SFAS 123R, the dollar value of earnings for services pursuant to awards granted during the year under non-equity incentive plans, the change in pension value and non-qualified deferred compensation earnings during the year, all other compensation for the year, and the dollar value of total compensation for the year.

Officers of the Company:

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Patrick Shutt Chief Executive Officer (2)	$250,000	$50,000	—	$177,075	—	—	—	$477,075
George King President (4)	$250,000	$50,000	—	$177,075	—	—	—	$477,075
Jack Lodge Chief Operating Officer from 05/02/08	$192,000	—	—	$116,285	—	—	—	$308,285

Directors of the Company:

Name and Principal Position	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Robert Pollan, Chairman from 05/02/08	—	—	$104,875	—	—	$300,000	$404,875
Doug Stukel, Director to 03/26/08 (2)	—	—	—	—	—	$120,000	$120,000
Lee Wiskowski, Director to 05/02/08	—	—	$339,538	—	—	—	$339,538
Phil Kenny, Director to 05/02/08	—	—	$339,538	—	—	—	$339,538
David Beamish, Director (3) to 05/02/08	—	—	$339,538	—	—	—	$339,538
Brian Coderre, Director from 05/02/08	$2,500	—	$99,613	—	—	$24,000	$123,613
Jeremy Cooke, Director from 05/02/08	$2,500	—	$99,613	—	—	—	$99,613
R. Patrick Hanlin, Director from 05/02/08	$2,500	—	$99,613	—	—	—	$99,613
Chris Hoyle, Director from 05/02/08	$2,500	—	$99,613	—	—	—	$99,613
Martin Katz, Director from 05/02/08	$2,500	—	$99,613	—	—	$48,900	$148,513
Richard Worthy, Director from 05/02/08	$2,500	—	$99,613	—	—	—	$99,613

(1)	The amounts in these columns are calculated based on SFAS 123R and reflect the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2008 for stock-based awards. Accordingly, these amounts may include amounts from awards granted both in and prior to 2008. Assumptions used in the calculation of these amounts are included in notes to our audited financial statements, Item 8 to the Annual Report, on Form 10-K for our year ended December 31, 2008. The awards did not provide realizable income for the officers of the Company as the options were unexercised and expired as of December 31, 2008.

(2)	In conjunction with the loaning of funds to the Company as junior secured debt, these individuals were granted 62,500 warrants each at an exercise price of $0.55 expiring December 31, 2010.

(3)	In conjunction with the loaning of funds to the Company as junior secured debt, this individual was granted 125,000 warrants at an exercise price of $0.55 expiring December 31, 2010.

(4)	This individual purchased 555,556 shares in January 2007 and later received 57,087 additional shares in February 2007 as part of the same transaction, for a total of 6,212, 643 shares.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers at December 31, 2008, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable (A)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Shutt	1,125,000		375,000	0.700	9/8/2016
			1,000,000	0.700	9/8/2016
	1,916,667			0.185	12/10/2009
		1,916,667		0.185	12/10/2010
			2,333,333	0.185	12/31/2010
			2,333,333	0.185	12/31/2011
			2,333,334	0.185	12/31/2012
George King	1,125,000		375,000	0.700	9/8/2016
			1,000,000	0.700	9/8/2016	.
	1,916,667			0.185	12/10/2009
		1,916,667		0.185	12/10/2010
			2,333,333	0.185	12/31/2010
			2,333,333	0.185	12/31/2011
			2,333,334	0.185	12/31/2012
Jack Lodge	150,000		150,000	0.920	3/9/2017
			500,000	0.920	3/9/2017
	96,667			0.195	2/2/2018
	13,750		41,550	0.590	2/2/2018

(A)	These options were outstanding and unexercised as of December 31, 2008.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of June 30, 2009, by certain individuals and entities known by us to be beneficial owners of more than five percent of our common stock and our officers and directors. A shareholder has beneficial ownership over shares if the shareholder has shares voting or investment power over the share or the right to acquire such power within 60 days. Except as otherwise indicated, the shareowners listed in the table below have sole voting and investment power with respect to the common stock owned by them, and the shares are not subject to any pledge. As of March 31, 2009, we had 162,081,410 shares of our common stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	David J. Lies 1701 E. Lake Ave, Suite 260 Glenview, IL 60025	33,047,120	(2)	13.0%
Common Stock	Aequitas Capital Management, Inc. 5300 Meadows Road, Suite 400 Lake Oswego, OR 97035	28,175,850	(3)	11.1%
Common Stock	Enable Growth Partners, LP Enable Opportunity Partners LP Enable Capital Management, LLC Pierce Diversified Strategy Master Fund, LLC One Ferry Building, Suite 255 San Francisco, CA 94111	22,072,917	(4)	8.7%
Common Stock	Black River Small Capitalization Fund, Ltd. 12700 Whitewater Drive Minnetonka, MN 55343	21,541,667	(5)	8.5%
Common Stock	Midsummer Capital, LLC 29 Madison Ave., 38th Floor New York, NY 10017	18,333,333	(6)	7.2%
Common Stock	George King (1)	14,273,754	(7)	6.9%
Common Stock	Patrick C. Shutt (1)	13,569,620	(8)	6.6%
Common Stock	Robert Pollan (1)	12,395,833	(9)	6.0%
Common Stock	Jim McDevitt (1)	1,476,667	(10)	*
Common Stock	Jack Lodge (1)	957,367	(11)	*
Common Stock	Patrick Hanlin (1)	550,000	(12)	*
Common Stock	Brian Coderre (1)	400,000	(12)	*
Common Stock	Jeremy Cooke (1)	400,000	(12)	*
Common Stock	Chris Hoyle (1)	400,000	(12)	*
Common Stock	Richard Worthy (1)	400,000	(12)	*
Common Stock	Charles Wright (1)	400,000	(12)	*

Common Stock	All Officers and Directors As a Group	45,223,241		22.2%

(*)	Less than 1%

(1)	Executive Officer or Director

(2)	Includes warrants to purchase 12,882,320 shares of common stock.

(3)	Includes warrants to purchase 14,760,000 shares of common stock by Funds and Principals.

(4)	Includes warrants to purchase 22,072,917 shares of common stock.

(5)	Includes warrants to purchase 21,541,667 shares of common stock.

(6)	Includes warrants to purchase 18,333,333 shares of common stock.

(7)	Includes options and warrants to purchase 13,661,111 shares of common stock.

(8)	Includes options and warrants to purchase 13,395,833 shares of common stock.

(9)	Includes options and warrants to purchase 12,395,833 shares of common stock.

(10)	Includes options to purchase 1,476,667 shares of common stock.

(11)	Includes options to purchase 951,667 shares of common stock.

(12)	Includes options to purchase 400,000 shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and shareholders with beneficial ownership of more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended, to file reports of ownership of our common stock with the SEC. Based upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that, except as described below, our executive officers, directors, and shareholders beneficially owning more than 10% of our common stock complied with the requirements during the year ended December 31, 2008.

Mr. George King (President and Director) failed to file within the prescribed timeframe a Form 4 announcing the conversion of securities into shares of common stock. He subsequently filed the required Form 4. Mr. Jeremy Cooke (current Director) failed to file a Form 3 within the prescribed timeframe. A Form 3 was subsequently filed announcing the receipt of securities convertible into shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Under employment agreements with its four current officers (Messrs. Shutt, King, Lodge, and McDevitt), there are 29,095,000 options to acquire common stock of the Company at a price ranging between $0.185 and $0.98 outstanding as of December 31, 2008. All options are subject to vesting restrictions. Of these options, 17,500,000 are performance-based and are designed to incent the attainment of certain revenue objectives. The options will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and /or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and /or maintenance revenue from new or existing customers, with gross margins in excess of 30%.

At November 21, 2008, Messrs. Shutt, King, and Pollan returned to the Company as part of the Vanco acquisition, 5,750,001 European style options, representing a fair value of $2.9 million.

Two of the Company’s (then) Directors (Messrs. Beamish and Stukel), current Director, Mr. Robert Pollan and CEO, Mr. Patrick Shutt, participated in the Company’s short-term bridge facility in August 2007. The first three persons loaned an aggregate of $0.2 million and Mr. Shutt loaned a total of $50,000. The loans were repaid in cash to the three directors and as a conversion of debt to 105,556 shares of common stock to Mr. Shutt in March 2008 with proceeds from the issuance of the March Debentures.

Effective February 27, 2008, Mr. Douglas Stukel, Director, converted options to purchase 1,000,000 shares of common stock at $0.185 per share pursuant to a cashless conversion provision, resulting in a net issuance of 698,697 shares of common stock.

Effective February 29, 2008, Mr. George King, President, received 57,087 shares of the Company’s common stock as liquidated damages for failure to register certain shares of common stock owned by Mr. King.

On May 1, 2008, the Company granted an option to purchase 625,000 shares of its common stock at an exercise price of $0.59 per share to each of its three resigning Directors (Messrs. Beamish, Kenny, and Wiskowski). The Company recognized compensation expense of $1.2 million in the second quarter of 2008 in connection with these options, which vested upon grant.

On May 2, 2008, the Company granted an option to purchase 400,000 shares of its common stock at an exercise price of $0.60 per share to each of its six new Directors (Messrs. Coderre, Cooke, Hanlin, Hoyle, Katz and Worthy). The Company recognized $0.6 million of expense in 2008 in connection with the grants, based upon 25% vesting at grant date.

On January 27, 2009, the Company granted an option to purchase 400,000 shares of its common stock at an exercise price of $0.24 per share to its new Director, Mr. Charles Wright.

On June 8, 2009, the Company granted an option to purchase 400,000 shares of its common stock at an exercise price of $0.24 per share to its new Director, Mr. Kenneth Napier.

Mr. David Lies purchased $0.5 million of the Company’s November Debentures, convertible into 2.1 million shares of common stock coupled with warrants to purchase 1.6 million shares of common stock. Subsequent to year-end, Mr. Lies purchased an additional $0.5 million of the Company’s November Debentures. These Debentures are convertible into 2.1 million shares of common stock coupled with warrants to purchase 1.6 million shares of common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder (subject to possible future anti-dilution adjustments), but not before the Company’s Authorized Share Increase. See the Notes to Consolidated Financial Statements. During 2007, Mr. Lies participated in the Company’s junior secured facility. The outstanding principal and accrued interest due of $3.7 million and $0.5 million, respectively with respect to Mr. Lies’ junior secured facilities holdings, was converted into 10.0 million shares of common stock during the first quarter of 2008.

Aequitas Capital Management, Inc. together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC, and Aequitas Commercial Finance, LLC (collectively, Aequitas), purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount for the November Debentures $0.5 million due under a bridge loan made to the Company in September 2008. The November Debentures are convertible at $0.24 per share at any time at the option of the holder, but not before the Company’s Authorized Share Increase (See the Notes to Consolidated Financial Statements). In addition, in connection with other advisory services provided in 2008, the Company paid Aequitas an advisory fee of $0.5 million and issued it warrants to purchase 1.5 million shares of the Company’s common stock.

During 2007, Aequitas participated in the Company’s junior secured facility. The outstanding principal and accrued interest due Aequitas of $2.5 million and $0.1 million, respectively, was converted into 6.1 million shares of common stock during the first quarter of 2008.

Pursuant to a Waiver Agreement, the holders of $16 million of the original principal amount of March Debentures exchanged their March Debentures due March, 2013 for $28.0 million of Amended March Debentures, convertible into common stock at $0.24 per share (the Tranche 1 Amended March Debentures). The Tranche 1 Amended March Debentures holders are: Midsummer Investments, Ltd. (Midsummer), Black River Small Capitalization Fund Ltd. (Black River) and Enable Growth Partners LP, Enable Growth Opportunity Partners, LP and Pierce Diversified Strategy Master Fund, LLC (Enable). The original principal of the March Debenture, the Tranche 1 Add-on Amount, represented by the sum of: (i) the remainder of the interest that would have accrued under the March Debentures; (ii) 25% of the original principal amount of the March Debentures; (iii) liquidated damages; and (iv) interest on liquidated damages and subsequent debt conversions through December 31, 2008 are Midsummer, Black River, and Enable with balances of approximately $8.7 million, $7.0 million, and $12.2 million respectively.

The March Debentures were convertible into common stock initially at $0.50 per share. In addition, the Company issued to the purchasers of the March Debentures, warrants to purchase shares of its common stock at an exercise price of $0.73 per share. The warrants were immediately exercisable and expire in March 2013.

On October 7, 2008, pursuant to the terms of the securities purchase agreement for the March Debentures, the conversion price on all March Debentures outstanding and the exercise price of the warrants decreased to $0.24 per share. The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $18.6 million of the face amount into common stock of the Company at $0.24 per share or up to 77.5 million shares on an as converted basis. Since the amendment date, the Tranche 1 holders, Midsummer and Black River have not converted any shares while Enable converted 1.1 million shares. The number of shares reserved for issuance by investor at December 31, 2008 include: Midsummer – 24.3 million; Black River – 19.4 million; and Enable – 34.0 million.

Enable purchased $0.3 million of the Company’s November Debentures, convertible into 1.04 million shares of common stock and received warrants to purchase 0.75 million shares of the Company’s common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder, but not before the Company’s Authorized Share Increase (See the Notes to Consolidated Financial Statements).

Midsummer purchased $4.0 million of the Company’s November Debentures, convertible into 16.7 million shares of common stock and received warrants to purchase 12.5 million shares of the Company’s common stock. As of December 9, 2008, Midsummer sold to Black River, $3.0 million of the Company’s November Debentures. The Debentures are convertible into 12.5 million shares of common stock and are coupled with warrants to purchase 9.4 million shares of the Company’s common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder, but not before the Company’s Authorized Share Increase (See the Notes to Consolidated Financial Statements).

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

On January 3, 2006, the Board of Directors approved the appointment of Plante & Moran, PLLC (Plante) as the Company’s independent accountants to report on the consolidated balance sheet and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2006. On October 8, 2008, the Chairman of the Audit Committee of the Company received a notice from Plante indicating that Plante did not intend to stand for re-election with respect to the audit of the December 31, 2008 consolidated financial statements. Effective November 14, 2008, Plante’s relationship with the Company ended. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

On February 27, 2009, the Company engaged BDO Seidman, LLP (BDO) as its new independent registered public accounting firm and to report on the consolidated balance sheet and the related consolidated statements of income, shareholders’ equity, and cash flows for the year ended December 31, 2008. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

	Years ended December 31,
	2008	2007
Audit fees	$576	$384
Audit - related fees	—	60
Tax fees	—	—

Total Fees	$576	$444

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit fees – Fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K and 10-KSB filings, the review of consolidated financial statements included in our Form 10-Q and 10-QSB filings, comfort letters, consents and assistance with and review of documents filed with the SEC.

•

Audit-related fees – Fees for assurance and related services that traditionally are performed by our independent registered public accounting firm. Specifically, the 2007 fees were incurred for an audit of Global Capacity Group’s stand alone financial statements as of and for the year ended December 31, 2005.

•

Tax fees – Fees for all professional services performed by professional staff of our independent registered public accounting firm’s tax division except those services related to the audit of our financial statements.

Audit Committee Pre-Approval Policy: Our Audit Committee has reviewed and approved all of the fees charged by our independent accountants. The Audit Committee concluded that all services rendered during 2008 and 2007 by our independent accountants were consistent with maintaining their respective independence. As a matter of policy, we will not engage our primary independent accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the Audit Committee and presented to the full Board at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, our independent accountants to ensure that the SEC’s auditor independence rules are satisfied.

Under the policy, the Audit Committee must pre-approve all services provided by our independent accountants and fees charged for these services including an annual review of audit fees, audit-related fees, tax fees, and other fees with specific dollar value limits for each category of service. The Audit Committee will also consider and, if appropriate, approve specific engagements on a case-by-case basis that are not otherwise pre-approved. Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the chairperson of the Audit Committee for approval.

On June 2, 2009, the Company’s Board of Directors, voting together with a majority of the Company’s Audit Committee members, ended its engagement of BDO due to their proposed timing of completion of the audit and its proposed fees, associated therewith, for the year ended December 31, 2008. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

On June 9, 2009, the Company engaged Asher & Company, Ltd. (“Asher”) as its new independent registered public accounting firm. The engagement of Asher was approved by the Audit Committee of the Company’s Board of Directors. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

PART IV

ITEM 15.	EXHIBITS

The Financial Statements filed as part of this Report are set forth in Item 8 and include:

Reports of Independent Registered Public Accounting Firms

Financial Statements covered by the Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2008 and 2007

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2008 and 2007

Notes to the Consolidated Financial Statements for the years ended December 31, 2008 and 2007

As a Registrant, the Company is not required to file Financial Statement Schedules for the years ended December 31, 2008 and 2007, pursuant to Article 8 of Regulation S-X. The Statement regarding the computation of share earnings filed as part of this report is set forth in the accompanying Notes to the Financial Statements as “Income (Loss) Per Share.” The Statement regarding the Code of Ethics filed as part of this Report is set forth in Item 10. The annual report to the Security holders filed as part of this report is set forth in Items 3, 5 through 13, and 14.

See Exhibit Index for a description of the documents that are filed as Exhibits to this report on Form 10-K or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ Jim McDevitt
Jim McDevitt, Chief Financial and Accounting Officer

Dated: August 13, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Robert Pollan Robert Pollan	Chairman, Director	August 13, 2009

/s/ Jeremy Cooke Jeremy Cooke	Director	August 13, 2009

/s/ R. Patrick Hanlin R. Patrick Hanlin	Director	August 13, 2009

/s/ Chris Hoyle Chris Hoyle	Director	August 13, 2009

/s/ Kenneth Napier Kenneth Napier	Director	August 13, 2009

/s/ Richard Worthy Richard Worthy	Director	August 13, 2009

/s/ Charles R. Wright Charles R. Wright	Director	August 13, 2009

/s/ George A. King George A. King	President, Vice Chairman, Director	August 13, 2009

/s/ Patrick C. Shutt Patrick C. Shutt	Chief Executive Officer, Director	August 13, 2009

/s/ Jim McDevitt Jim McDevitt	Chief Financial and Accounting Officer	August 13, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document

3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4	2008 Long Term Incentive Plan. (4)

10.1	Form of Director Indemnification Agreement. (4)

10.2	Asset Purchase Agreement for Frontrunner (5)

10.3	Securities Purchase Agreement, dated March 11, 2008 (6)

10.4	Capstone Investments Warrants, dated March 11, 2008. (6)

10.5	CGSI Aequitas Unsecured Bridge Note Purchase Agreement, by and between the Company and Aequitas Catalyst Fund, LLC - Series B. (7)

10.6	CGSI Aequitas Promissory Note. (7)

10.7	Interest and Loan Purchase Agreement, by and between the Company and Seller of VDUL, dated November 20, 2008. (9)

10.8	Seller Debenture, by and between the Company and Seller of VDUL, dated November 20, 2008. (9)

10.9	Management Services Agreement for VDUL, dated November 20, 2008. (9)

10.10	Amended March 2008 Debenture and Warrants. (9)

10.11	Term Note and Security Agreement, dated November 20, 2008, by and between the Company and ACF CGS LLC. (9)

10.12	November 2008 Securities Purchase Agreement, dated November 20, 2008. (9)

10.13	November 2008 Debenture and Warrants. (9)

10.14	November 2008 Security Agreement. (9)

10.15	November 2008 Subsidiary Guaranty. (9)

10.16	November 2008 Senior Lender Intercreditor Agreement. (9)

10.17	November 2008 Junior Lender Intercreditor Agreement. (9)

10.18	Financial Consulting Services Agreement, by and between the Company and Salzwedel Financial Communications, Inc. (9)

10.19	Amendment to November 2008 Securities Purchase Agreement. (11)

10.20	First Amendment to Senior Loan Agreement. (13)

10.21	Second Amendment to Senior Loan Agreement. (13)

10.22	Senior Lender July Purchasers Intercreditor Agreement. (13)

10.23	Senior Lender VPP Intercreditor Agreement. (13)

Exhibit Number	Description of Document

10.24	July Securities Purchase Agreement. (13)

10.25	Form of July Debenture. (13)

10.26	Form of July Warrant . (13)

10.27	July Security Agreement. (13)

10.28	July Subsidiary Guarantee. (13)

10.29	Consent, Waiver, and Amendment Agreement. (13)

10.30	Junior Lender Intercreditor Agreement. (13)

10.31	VPP Securities Purchase Agreement. (13)

10.32	Form of VPP Debenture. (13)

10.33	Form of VPP Warrant. (13)

10.34	VPP Security Agreement. (13)

10.35	VPP Subsidiary Guarantee. (13)

21	List of Subsidiaries. *

23	Consent of Independent Registered Public Accounting firm *

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on February 25, 2008 (SEC File No. 0-30831).

(6)	Incorporated by reference to Form 8-K with the Commission on March 11, 2008 (SEC File no. 0-30831).

(7)	Incorporated by reference to Form 8-K filed with the Commission on October 1, 2008 (SEC File No. 0-30831).

(8)	Incorporated by reference to Form 8-K filed with the Commission on October 15, 2008 (SEC File No. 0-30831).

(9)	Incorporated by reference to Form 8-K filed with the Commission on November 20, 2008 (SEC File No. 0-30831).

(10)	Incorporated by reference to Form 8-K/A filed with the Commission on December 31, 2008 (SEC File No. 0-30831).

(11)	Incorporated by reference to Form 8-K filed with the Commission on February 9, 2009 (SEC File No. 0-30381).

(12)	Incorporated by reference to Form 8-K/A filed with the Commission on March 5, 2009 (SEC File No. 0-30381).

(13)	Incorporated by reference to Form 8-K filed with the Commission on August 4, 2009 (SEC File No. 0-30381).