Form 10-Q
period 2009-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-08-19
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0953505
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Madison Street, Suite 2060, Chicago, IL 60661

(Address of principal executive offices)

(312) 673-2400

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act).    Yes  ☐    No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

As of June 30, 2009, the issuer had outstanding 163,591,018 shares of its $0.0001 par value common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,727	$4,598
Accounts receivable, net	6,688	6,277
Prepaid expenses and other current assets	870	844

Total Current Assets	10,285	11,719
Property and equipment, net	1,457	1,548
Intangible assets, net	25,231	26,182
Goodwill	13,993	13,993
Other assets	3,593	3,875

TOTAL ASSETS	$54,559	$57,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$10,706	$8,106
Accounts payable	13,250	12,636
Accrued expenses	5,013	4,971
Deferred revenue	4,492	4,349

Total Current Liabilities	33,461	30,062
Liabilities for warrants to purchase common stock	18,146	12,153
Embedded derivatives of convertible debt instruments	23,818	16,854
Long-term portion of debt	—	—
Deferred revenue	35	45

Total Liabilities	75,460	59,114

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 162,081,018 and 154,281,018 issued and outstanding at March 31, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	103,536	101,606
Accumulated other comprehensive income	32	7
Accumulated deficit	(124,485)	(103,426)

Total Shareholders’ Equity (Deficit)	(20,901)	(1,797)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$54,559	$57,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended March 31,
	2009	2008 As Restated
REVENUES	$16,242	$9,523
COST OF REVENUES	12,321	4,418

GROSS MARGIN	3,921	5,105

OPERATING EXPENSES
Compensation	3,593	4,289
Travel and entertainment	320	281
Occupancy	397	247
Professional services	1,739	2,142
Insurance	112	77
Depreciation and amortization	1,138	536
Other operating expenses	362	110

TOTAL OPERATING EXPENSES	7,661	7,682

OPERATING LOSS	(3,740)	(2,577)
Interest expense	(3,132)	(3,712)
Gain (loss) on warrants and derivatives	(14,011)	10,778
Loss on extinguishment of debt and conversion of debt to stock	(176)	(5,217)

Loss from continuing operations	(21,059)	(728)
Income (loss) from discontinued operations, net of tax	—	308

NET LOSS	$(21,059)	$(420)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Loss from continuing operations	$(0.13)	$(0.01)
Income (loss) from discontinued operations	—	—

Net loss per share of common stock – basic	$(0.13)	$(0.01)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Loss from continuing operations	$(0.13)	$(0.05)
Income (loss) from discontinued operations	—	—

Net loss per share of common stock – diluted	$(0.13)	$(0.05)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2008 (as restated)	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless exercise of stock options	804,626	—	—	—	—	—
Conversion of debt to common stock	19,591,890	2	12,368	—	—	12,370
Exercise of warrants	2,358,506	—	2,399	—	—	2,399
Registration rights penalty	477,185	—	241	—	—	241
Stock-based compensation expense	—	—	1,964	—	—	1,964
Foreign currency translation adjustment	—	—	—	—	(6)	(6)
Net income (loss) for the three-month period ended March 31, 2008	—	—	—	(420)	—	(420)

Balance, March 31, 2008	146,984,246	$14	$94,434	$(111,187)	$(95)	$(16,834)

Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	7,800,000	—	1,137	—	—	1,137
Expired warrants	—	—	6	—	—	6
Stock-based compensation expense	—	—	787	—	—	787
Foreign currency translation adjustment	—	—	—	—	25	25
Net income (loss) for the three-month period ended March 31, 2009	—	—	—	(21,059)	—	(21,059)

Balance, March 31, 2009	162,081,018	$16	$103,536	$(124,485)	$32	$(20,901)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations	$(1,790)	$(3,852)
Net cash used in operating activities from discontinued operations	—	(524)

NET CASH USED IN OPERATING ACTIVITIES	(1,790)	(4,376)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(96)	(12)
Proceeds from sales of Frontrunner	—	712

Net cash used in investing activities from continuing operations	(96)	(12)
Net cash provided by investing activities from discontinued operations	—	712

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(96)	700

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt	—	19,810
Repayment of long-term debt	(10)	(8,347)
Payment of financing costs	—	(1,710)

Net cash provided by (used in) financing activities from continuing operations	(10)	9,753
Net cash provided by (used in) financing activities from discontinued operations	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(10)	9,753

Effect of exchange rate on cash and equivalents	25	(6)

Increase (decrease) in cash and cash equivalents	(1,871)	6,071
Cash and cash equivalents – beginning of period	4,598	859

Cash and cash equivalents – end of period	$2,727	$6,930

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$300	$632
Cash paid for interest for discontinued operations	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	1,860	12,370
Issuance of common stock for cashless conversion of warrants	—	2,399

The accompanying notes are an integral part of these consolidated condensed financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2009 (Unaudited)

NOTE 1. Organization and Basis of Presentation.

Description of Business

Capital Growth Systems, Inc. (CGSI) and its subsidiaries (the Company) operate in one reportable segment as a single source telecom logistics provider in North America and the European Union. The Company helps customers improve efficiency, reduce cost, and simplify operations of their complex global networks – with a particular focus on access networks.

Basis of Presentation

The Company’s unaudited consolidated financial statements as of and for the three-month periods ended March 31, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

The Company consolidates its wholly-owned operating subsidiaries. The continuing operations presented in the accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries: 20/20 Technologies, Inc. (20/20), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, CentrePath, Inc. (CentrePath), and Global Capacity Group, Inc. (GCG). Also consolidated, effective November 20, 2008, is VDUL, now known as Global Capacity Direct, LLC, in which the Company has a controlling financial interest. The Company also consolidated two other businesses, Nexvu Technologies, LLC (Nexvu) and Frontrunner Network Systems (Frontrunner) until their respective closure or sale and the Company reports their results as discontinued operations. See the Discontinued Operations note for additional information. Except where necessary to distinguish the entities, together they are referred to as the “Company.”

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. The Company places its cash and temporary cash investments with credit quality institutions. At times, such investments may be in excess of the regulatory insurance limit.

Cash and Cash Equivalents

The Company considers those short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents.

Restricted Cash

At both March 31, 2009 and December 31, 2008, the Company had $0.5 million of restricted cash for outstanding letters of credit. The letters of credit expire within one year of issuance; therefore, restricted cash is classified with other current assets.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. The Company provides an allowance for potentially uncollectible accounts receivable based upon prior experience and Management’s assessment of the collectability of existing specific accounts. The total reserve for uncollectible accounts was $6.6 million and $6.8 million as of March 31, 2009 and December 31, 2008, respectively. The March 31, 2009 allowance includes $0.7 million related to the acquisition of VDUL’s customers, $5.7 million related to one large international customer and $0.2 million related to GCG. The Company’s policy is to write-off accounts receivable balances once Management has deemed them to be uncollectible.

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

Although the Company has a recent history of operating losses, Management has determined that the long-lived assets that have material carrying values are expected to provide adequate cash flows to demonstrate the recoverability of the long-lived assets reported carrying value. As such, there were no impairment charges recognized related to the long-lived assets of the continuing operations for the three month period ended March 31, 2009 or for the year ended December 31, 2008.

Goodwill

The Company accounts for goodwill and other intangible assets in accordance with SFAS Statement No. 142, Goodwill and Other Intangible Assets (SFAS 142). Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually as of December 31. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2008. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of the Company’s reporting unit is determined based upon Management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

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

Deferred Financing Costs

Deferred financings costs, included in other long-term assets on the consolidated balance sheets, were $3.4 million and $3.7 million as of March 31, 2009 and December 31, 2008, respectively, both net of accumulated amortization of $0.3 million and $0.1 million, respectively. These costs represent fees incurred and paid in either cash or warrants to obtain debt financing and are amortized over the life of the related debt using the effective interest rate method.

Accounting for Debt Issued with Stock Purchase Warrants

Pursuant to Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14), the accounting for debt issued with detachable stock purchase warrants provides for the proceeds of the debt to be allocated between the debt and the detachable warrants based on the relative estimated fair values of the debt security without the warrants and the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to additional paid-in capital and as a debt discount that would be amortized over the term of the debt. However, in circumstances where the warrants must be accounted for as a liability, based on other literature, predominantly Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the full estimated fair value of the warrant is established as both a liability and as a debt discount. As of March 31, 2009 and December 31, 2008, the Company does not have any warrants that merit equity classification.

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

Upon issuance of convertible debt instruments, the Company first determines whether the instrument and any conversion features and warrants, should be accounted for as a liability pursuant to SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity (SFAS 150) and its related guidance. None of the non-debt instruments issued by the Company currently require accounting under SFAS 150. The Company then considers whether the conversion option or other embedded features (such as puts and calls) require bifurcation from the debt or preferred stock host pursuant to the relevant accounting literature, predominantly SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133). This consideration includes, among other things, an assessment of whether the embedded feature would qualify as a derivative, whether such a derivative is indexed to the Company’s common stock and whether the derivative would, if freestanding, be classified in shareholders’ equity (deficit). If it is determined that one or more embedded features are required to be bifurcated, those bifurcated features are separated from the debt as a bundle and accounted for as a liability or asset of the Company. The debt itself would then be recorded with a discount (if the separated features were a liability) or a premium (if the separated features were an asset) which would be amortized over the term of the debt. The Company has no such derivative assets, but it does have various derivative liabilities.

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

In certain circumstances, the terms of the convertible securities and warrants require the Company to file and keep effective a registration statement in regards to the common shares to be delivered upon conversion or exercise. In certain of those cases, the Company may incur penalties for not meeting those requirements on a timely basis. The Company records any related penalties upon its assessment that such penalties will become due and payable to the holders in accordance with FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements (EITF 00-19-2). If such determination is made upon issuance or modification of the convertible securities or warrants, the related penalties are considered in the overall accounting for the issuance of those securities. If such determination is made subsequent to the issuance or modification, which is almost always the case, the related penalties are charged to expense.

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

The Company has embedded derivatives associated with its convertible debt instruments and warrants classified as liabilities that are measured at fair value on a recurring basis. The embedded derivatives and the warrants are measured at fair value using the Black-Scholes valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. In selecting the appropriate fair value technique the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at March 31, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2009
Derivative financial instruments	—	$23.8	—	$23.8
Warrant liability	—	18.1	—	18.1

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104) which incorporates EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21) and in accordance with the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state, local, and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. Generally, tax years ended December 31, 2005 and forward remain subject to examination by major tax jurisdictions as of March 31, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three-month periods ended March 31,
	2009	2008 As Restated
Net loss	$(21,059)	$(420)
Foreign currency translation adjustment	25	(6)

Comprehensive loss	$(21,034)	$(426)

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

NOTE 2. Recent Accounting Pronouncements.

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (SFAS 166), which amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of FAS 166 is not expected to have a material impact on the Company’s condensed consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities: an interpretation of ARB No. 51, (FIN 46R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on the condensed consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (SFAS 168), which replaces SFAS No. 162, The Hierarchy of GAAP (SFAS 162), and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. Securities and Exchange Commission (SEC) rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements. The Company will adjust historical GAAP references in its Form 10-Q for the third quarter of 2009 to reflect accounting guidance references included in the Codification.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 provides guidance on the period after the balance sheet date and the circumstances under which Management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company plans to adopt the provisions of SFAS 165 in the three-month period ending June 30, 2009. The adoption is not expected to have a material impact on the condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). This FSP requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company plans to adopt FSP 107-1 and APB 28-1 in the three-month period ending June 30, 2009. As FSP 107-1 and APB 28-1 apply only to financial statement disclosures, the adoption will not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim reporting periods ending after June 15, 2009. The Company expects the adoption of FSP 157-4 will not have a material impact on the Company’s consolidated financial statements when it is applied in the three-month period ending June 30, 2009.

In April 2009, the FASB issued FSP No. SFAS 115-2 and FSP No. SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FSP 124-2). This FSP provides a framework to perform an “other-than-temporary” impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009. The Company expects to adopt FSP 115-2 and FSP 124-2 in the three-month period ending June 30, 2009. We anticipate that the adoption of this guidance will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (FSP 141R-1). The FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, Accounting for Contingencies, (SFAS 5) and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5 (FIN 14). The FSP also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of the FSP to business combinations completed on or after January 1, 2009.

In November 2008, the FASB issued EITF Issue No. 08-6, Equity Method Investment Accounting Consideration (EITF 08-6), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-6 clarifies the effects of the issuance of SFAS 141 (revised 2007), Business Combinations (SFAS 141R) and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). See further information on the issuance of SFAS 141R and SFAS 160 below. The Company is applying EITF 08-6 to any transactions within scope of this guidance.

In November 2008, the FASB issued EITF Issue No. 08-7, Accounting for Defensive Intangible Assets (EITF 08-7), which is effective for the first annual reporting period beginning on or after December 15, 2008. EITF 08-7 provides guidance on intangible assets acquired after the effective date of SFAS 141R that an entity does not intend to actively use but intends to hold to prevent others from using. The Company is applying EITF 08-7 to any transactions within scope of this guidance.

In October 2008, the FASB issued FASB Staff Position (FSP) No. FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3), which was effective upon issuance. FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example of key considerations to determine the fair value of financial assets when the market for those assets is not active. The adoption of FSP 157-3 did not have a material effect on the Company’s consolidated financial statements.

In June 2008, the FASB issued FSP No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (FSP 03-6-1), which classifies unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents as participating securities and requires them to be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, Earnings per Share, (FAS 128). FSP 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years and requires all prior period earnings per share data presented to be adjusted retrospectively. The adoption of FSP 03-6-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued FSP No. FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets. FSP 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those fiscal years. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement 133 (SFAS 161). SFAS 161 intends to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures about their impact on an entity’s financial position, financial performance, and cash flows. SFAS 161 requires disclosures regarding the objectives for using derivative instruments, the fair value of derivative instruments and their related gains and losses, and the accounting for derivatives and related hedged items. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Because the Company has only embedded derivatives and SFAS 161 impacts the disclosure and not the accounting treatment for derivative instruments and related hedged items, the adoption of SFAS 161 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS 141R. SFAS 141R replaces SFAS No. 141, Business Combinations (SFAS 141) and applies to all transactions or other events in which an entity obtains control of one or more businesses. SFAS 141R requires the acquiring entity in a business combination to recognize the acquisition-date fair value of all assets acquired and liabilities assumed including contingent consideration and those relating to minority interests. SFAS 141R also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred, rather than capitalized as a component of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The Company is applying the guidance of SFAS 141R to business combinations entered into on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements (ARB 51) to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS 160 did not have a material effect on its consolidated results of operations and financial condition.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair measurements. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. However, in February 2008, the FASB issued FSP 157-2, which deferred the effective date of SFAS 157 for one year, as it relates to the fair value measurement requirements for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; but it does not require any new fair value measurements. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material effect on the Company’s consolidated results of operations or financial position.

NOTE 3. Going Concern.

As of March 31, 2009, the Company’s current liabilities exceeded its current assets by $23.2 million. Included in the current liabilities is $10.7 million of current maturities of long-term debt, net of $26.6 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $18.3 million associated with original issue discount and imputed interest. Cash on hand at March 31, 2009 was $2.7 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported net losses from continuing operations of $21.1 million and $0.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $0.8 million relating to the accounting treatment for stock and options, and a $0.2 million non-cash loss from the extinguishment of debt. The current quarter includes non-cash loss of $14.0 million from the change in fair value of embedded derivatives and warrants, and $2.8 million of amortization of debt discounts, interest paid-in-kind and Original Issue Discount (OID). The results for 2008 include $2.0 million in non-cash expenses relating to the accounting treatment for stock and options, $0.9 million related to the amortization of debt discount, and a non-cash gain on warrants and derivatives of $10.8 million. Cash used in operating activities from continuing operations was $1.8 million and $3.9 million for the three-month periods ended March 31, 2009 and December 31, 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors, as evidenced by the $35.8 million financing completed in 2008. This capital was used to fund the VDUL acquisition, to strengthen its core logistics business model, and to support existing operations. See the Subsequent Event note regarding the 2009 financing activity.

NOTE 4. Acquisition.

On November 14, 2008, CGSI, through its wholly-owned subsidiary Capital Growth Acquisition, Inc. (CGAI), entered into an Interest and Loan Purchase Agreement (the ILPA) with an administrator (Seller) for the purchase of all of the outstanding membership interests (the Interests) of VDUL. For full details of the transaction, see the Company’s Form 10-K for the year ended December 31, 2008.

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

The following unaudited pro forma consolidated condensed results of continuing operations are presented as though VDUL had been acquired as of January 1, 2008:

	Three month periods ended March 31,
	2009	2008
Revenues	$16,242	$13,097
Loss from continuing operations	(3,739)	(6,365)
Basic and diluted loss per share from continuing operations	(0.02)	(0.05)

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

NOTE 5. Discontinued Operations.

During the first quarter of 2007, the Company determined the operations of Frontrunner and Nexvu were not core to the Company’s overall telecom logistics integrator strategy and therefore made the decision to dispose of these two entities. Since early 2007, the Company actively marketed the two companies. Development activity at Nexvu was ended effective September 30, 2007 and shutdown costs of $0.2 million were accrued at that date to cover any residual costs, including severance and liquidation of fixed assets.

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

In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations for the 2008 financial statements presented herein. Revenues for the three-month period ended March 31, 2008 were $1.0 million. Losses from discontinued operations for the three-month period ended March 31, 2008 were $0.1 million. The operating results related to Frontrunner and Nexvu are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the three-month period ended March 31, 2008 was $0.4 million.

The discontinued operations assets and liabilities are as follows:

March 31, 2008
(Unaudited)
Current assets of discontinued operations
Other current assets	$3

Total current assets of discontinued operations	3

Non-current assets of discontinued operations
Other assets	10

Non-current assets of discontinued operations	10

Total assets from discontinued operations	$13

Current liabilities of discontinued operations
Accounts payable	$6
Accrued expenses	10
Deferred revenue, current portion	14

Total current liabilities of discontinued operations	30

Total liabilities of discontinued operations	$30

NOTE 6. Property and Equipment.

Property and equipment consists of the following:

	March 31, 2009	December 31, 2008
Furniture and fixtures	$343	$343
Computer equipment	983	963
Leasehold improvements	782	782
Machinery and equipment	1,554	1,478

	3,662	3,566
Accumulated depreciation	(2,205)	(2,018)

Net property and equipment	$1,457	$1,548

Depreciation of property and equipment was $0.2 million for the three-month periods ended March 31, 2009 and 2008.

NOTE 7. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and amortization for the periods ending March 31, 2009 and December 31, 2008 for each major intangible asset class are as follows:

		March 31, 2009
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(2,114)	$10,101
Trade names	3	350	(275)	75
Customer base	6 to 15	16,510	(1,455)	15,055

Total	13.02 weighted average years	$29,075	(3,844)	$25,231

		December 31, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(1,625)	$10,590
Trade names	3	350	(246)	104
Customer base	6 to 15	16,510	(1,022)	15,488

Total	13.02 weighted average years	$29,075	$(2,893)	$26,182

Amortization expense for the three-month periods ended March 31, 2009 and 2008 related to the intangible assets was $0.9 million and $0.3 million, respectively.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 9 months of 2009	$2,841
2010	3,434
2011	3,206
2012	2,810
2013	2,527
Thereafter	10,413

Total	$25,231

The Company did not recognize any impairment charges related to the long-lived assets of continuing operations for the three-month period ended March 31, 2009 and the year ended December 31, 2008.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have not been any current events or circumstances that would indicate an impairment of goodwill exists nor any changes in the carrying amount of goodwill for the three-month period ended March 31, 2009 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	March 31, 2009		December 31, 2008
	Gross Carrying Cost	Acquired Value	Gross Carrying Cost	Acquired Value
Acquisition of 20/20	$8,810	$8,810	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754	1,754	1,754
Acquisition of GCG	1,949	1,949	1,949	1,949
Acquisition of VDUL	1,480	1,480	1,480	1,480

Total	$13,993	$13,993	$13,993	$13,993

NOTE 8. Accrued Expenses.

Accrued expenses consist of the following:

	March 31, 2009	December 31, 2008
Compensation and payroll taxes	$246	$539
Interest expense	104	103
Excise taxes	521	909
Professional services	1,136	1,418
Other expenses	3,006	2,002

Total accrued expenses	$5,013	$4,971

NOTE 9. Debt.

Debt consists of the following:

	March 31, 2009	December 31, 2008
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2009, extends to November 2010 effective with the Final Closing, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million, plus paid-in-kind interest of $0.2 million, net of unamortized debt discount of $1.8 million. At December 31, 2008, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $2.0 million.	$6,850	$6,489
Amended March Debentures, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due November 2009, extends to March 2015 effective with the Final Closing, outstanding principal balance of $28.0 million, net of unamortized original issue discount and debt discount of $11.4 million and $14.5 million, respectively. At December 31, 2008, the outstanding principal balance was $29.9 million, net of unamortized original issue discount and debt discount of $12.1 million and $17.1 million, respectively.	2,110	695
November Debentures, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2009, extends to November 2015 effective with the Final Closing, outstanding principal balance of $14.9 million, net of unamortized original issue discount and debt discount of $5.6 million and $8.5 million, respectively. At December 31, 2008, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.8 million and $8.9 million, respectively.	792	245
Seller Debenture, non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due November 2009, extends to May 2011 effective with the Final closing and renewable monthly thereafter, outstanding principal balance of $4.0 million, net of unamortized debt discount of $3.1 million. At December 31, 2008, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $3.4 million.	904	617
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	50	60

Total	10,706	8,106
Less: current maturities	10,706	8,106

Long-term portion	$—	$—

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments including the maturity value of original issue discount securities are $55.6 million as of March 31, 2009. This amount does not include minimum interest due on the term note per the default clause of the agreement.

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

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company is subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of VDUL) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of March 31, 2009 the Company was not in compliance with the EBITDA covenant. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million within 75 days from the Financial Closing. The Term Loan Agreement also contains a default provision if the Final Closing does not occur by February 18, 2009. During the first quarter of 2009, the Company obtained waivers from its Senior Lender for its failure to provide timely reporting and an extension of time to complete the Final Closing and the 12 million authorized share increase.

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

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $21.5 million of the face amount into common stock of the Company at $0.24 per share or up to 89.5 million shares on an as converted basis. During the quarter ended March 31, 2009, holders converted $1.9 million of the Amended March Debentures into 7.8 million shares of common stock. During 2008, holders converted $1.0 million of the Amended March Debentures into 4.3 million shares of common stock. The write off of unamortized discount at the time of conversion of $1.8 million during the period ended March 31, 2009 is included in loss on extinguishment of debt. During 2008, $1.0 million of unamortized debt discount at the time of conversion is included in extinguishment of debt. The warrants originally issued with the March Debentures, discussed below, remain outstanding.

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

The Company issued the March Debentures on March 11, 2008 through a private placement. The March Debentures were senior secured convertible debentures with an aggregate principal amount of $19.0 million and had an interest rate of 5% in the first and second years and 10% in the next three years. Interest was payable quarterly in arrears and, at the Company’s option, could be paid in cash or in shares of common stock pursuant to certain prescribed calculations to determine value. A late fee of 16% per annum was payable with respect to any late payments. In connection with the issuance of the March Debentures, the Company incurred debt issuance costs of $2.4 million. The remaining unamortized debt issuance costs as of the date of extinguishment of the March Debentures of $1.1 million were written-off to loss on extinguishment of debt in 2008.

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

Prior to the amendment and restatement of the March Debentures, $0.6 million of original principal amount of March Debentures were converted into 1,420,000 shares of common stock. Pursuant to the terms of the March Debentures, the Company made additional interest payments on the converted debt of $0.2 million. The write-off of unamortized debt discount and deferred debt costs at the time of debt conversion of $0.5 million and $0.1 million, respectively, and the additional payments are included in interest expense. The write-off of the fair value of the embedded derivative liability at the time of conversion of $0.2 million was included in net (gains) losses on extinguishment in 2008.

Pursuant to Registration Rights Agreement, on April 29, 2008, the Company filed a registration statement with the Securities Exchange Commission (SEC) to register all or the maximum amount permitted by the SEC of the common stock underlying the March Debentures and warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which contains certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and was to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the SEC). Failure to meet any of these obligations would subject the Company to liquidated damages equal to 2% of the original principal amount of the March Debentures for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the March Debentures, payable in cash unless otherwise agreeable to the Company and the March Debenture holder (and interest accrues on unpaid liquidated damages at 16% per annum).

The SEC elected to undertake a full review of the Company’s registration statement. Due to the complexity of the issues raised in that review and a resulting restatement of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company’s registration statement was not declared effective within the deadline. Accordingly, the Company accrued $2.3 million, the maximum amount of the related liquidated damages.

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

NOTE 10. Liability for Warrants and Embedded Derivatives.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the debt are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability (see embedded derivatives of convertible debt) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of March 31, 2009 and December 31, 2008, the fair value of the derivatives embedded in the convertible debt was $23.8 million and $16.9 million, respectively. The assumptions used to value the embedded derivative liability at March 31, 2009 were: exercise price of $0.24, weighted average life of 5.8 years, volatility 146.4%, and risk free interest rate of 1.0%. At December 31, 2008, the assumptions used were: exercise price of $0.24, weighted average life of 6.1 years, volatility 145.3%, and risk free interest rate of 1.0%.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations. As of March 31, 2009 and December 31, 2008, the fair value of the warrants was $18.1 million and $12.2 million, respectively. The assumptions used to value the warrant liability at March 31, 2009 were: exercise price of $0.24, weighted average life of 5.6 years, volatility 151.0%, and risk free interest rate of 2.7%. At December 31, 2008, the assumptions used were: exercise price of $0.26, weighted average life of 3.6 years, volatility 145.3%, and risk free interest rate of 0.8%.

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

NOTE 11. Warrants.

At March 31, 2009 and December 31, 2008, respectively, the Company had 167.8 million and 181.1 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance. Warrants issued in connection with the November Debentures expire five years from the date of the authorized share increase.

The table below summarizes the warrant expiration dates as of March 31, 2009:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	23,977	$0.27-$0.31	0.292
2010	675	$0.35-$0.36	0.317
2011	7,846	$0.45-$0.70	0.576
2012	13,000	$0.15-$0.27	0.204
2013	94,063	$0.24	0.240
2014	28,203	$0.24	0.240

Total warrants outstanding	167,764		0.261

All outstanding warrants expire no later than December 31, 2014.

Warrant activity from December 31, 2008 through March 31, 2009 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	181,083	$0.261
Warrants issued	—	—
Exercised	—	—
Forfeited/Cancelled	(13,319)	0.270

Outstanding at March 31, 2009	167,764	0.261	3.8	$65

There were no warrants issued or exercised and a total of 13.3 million warrants expired during the three month period ended March 31, 2009.

During the three-month period ended March 31, 2008, 5.0 million warrants were exercised using the cashless method, 2.4 million shares were issued, and 2.6 million warrants were cancelled. The intrinsic value of the warrants exercised was $1.3 million.

NOTE 12. Share-Based Compensation.

Long-Term Incentive Plans

The Company has adopted various long-term incentive plans under which, at December 31, 2006, 7,505,000 shares of common stock and equivalents were authorized to be granted and an additional 56,330,000 common stock, stock options, or other equity based compensation units were authorized during 2007. During 2007, the board of directors authorized an additional 56,330,000 shares under the agreements. At December 31, 2007, these plans authorized a total of 70,335,000 shares of common stock, stock options, or other equity based compensation units for issuance.

On May 1, 2008, the Company adopted a 2008 Long-Term Incentive Plan (“Plan”) for providing stock options and other equity-based compensation awards to its employees and other persons assisting the Company. Initially, up to 22,000,000 shares of common stock are issuable under the Plan. The Plan also contains an “evergreen” provision such that each year the number of shares of common stock issuable under the Plan shall automatically increase, so that the amount of shares issuable under the Plan is equal to fifteen percent (15%) of the total number of shares of common stock outstanding on the last trading day in December of the prior calendar year. In no event shall the number of shares of common stock issuable under the Plan exceed 30,000,000 shares. The Plan is to be administered by the Company’s Compensation Committee or, in its absence, the Board of Directors. Awards under the Plan have a term of up to ten years from the date of grant.

Shares under all plans generally vest 25% upon issuance and 25% on the grant anniversary date until fully vested for service grants. Performance options granted under the plans vest as objectives outlined are achieved. Vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained, that portion of the award is cancelled.

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of March 31, 2009, the Company has authorized up to 66,015,000 shares to be issued under these arrangements.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options outstanding to acquire common stock of the Company at exercise prices ranging between $0.185 and $0.98. Approximately 3,000,000 options were issued during 2006 and 23,300,000 were issued during 2007, zero in 2008 and 2009. All of these options are subject to performance conditions. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the Company achieving the target goals. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,000,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

In February 2008, a prior executive, converted options to acquire 1,000,000 shares at an exercise price of $0.185 per share in a cashless exercise, resulting in the issuance of 699,675 shares of common stock. Separately, another option holder exercised 150,000 options on a cashless basis resulting in 104,951 shares being issued for an aggregate of 804,626 shares issued upon cashless common stock option exercises during 2008.

Activity under the stock option plans and board approved stock grants with time based vesting for December 31, 2008 through March 31, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	32,573	$0.502
Granted	400	0.240
Exercised	—	—
Forfeited/cancelled	(387)	0.686

Outstanding at March 31, 2009	32,586	0.496	7.4	$—

Exercisable at March 31, 2009	25,553	$0.463	7.6	$—

Time based awards generally vest 25% upon issuance and 25% on the successive 3 anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time-based vesting granted during the three-month periods ended March 31, 2009 and 2008 was $0.137 and $0.555, respectively. For the three-month periods ended March 31, 2009 and 2008, respectively, the Company recognized compensation expense for stock option awards totaling $0.4 million and $1.6 million, respectively. At March 31, 2009, unamortized compensation associated with time-based options totaled $4.4 million with a remaining weighted average amortization period of 1.6 years

Activity under the stock option plans and board approved stock grants with performance-based vesting for the three-month period ended March 31, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	31,050	$0.355
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at March 31, 2009	31,050	0.355	8.1	$—

Exercisable at March 31, 2009	1,000	$0.700	7.4	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the first quarter of 2009. For the three-month periods ended March 31, 2009 and 2008, respectively, the Company recognized compensation expense for performance-based stock option awards totaling $0.4 million and $0.4 million, respectively. At March 31, 2009, unamortized compensation associated with performance-based options totaled $14.0 million with a remaining weighted average amortization period of 1.6 years.

The assumptions used to calculate the fair value of stock option grants issued in the three-month period ending March 31, 2009 are as follows:

	Three-month period ended March 31, 2009	Year ended December 31, 2008
Expected volatility	146.4%	130.8%-149.8%
Weighted-average expected volatility	146.4%	140.1%
Expected term (in years)	6.0	6.3
Weighted-average risk-free interest rate	1.79%	2.57%
Expected dividends	—	—

Expected volatility is based on the Company’s trading history over a two-year period. Weighted average volatility uses the volatility on the grant date and the number of options granted throughout the year. The expected term is the time management estimates options will be outstanding. The weighted average risk free interest rate is taken from the US Treasury rate of similar lived instruments on the date of the option grant. The Company does not anticipate issuing dividends for the foreseeable future. A forfeiture rate of 5.0% is currently being used.

There were no options exercised during the first quarter of 2009. No tax benefit has been recorded related to stock-based compensation expense.

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

During 2009, the Company issued 7.8 million shares of common stock upon the conversion of $1.9 million of outstanding principal under the amended and restated march debentures.

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

From time to time, in lieu of, or in addition to cash, the Company issues shares of its common stock as a contract incentive or as payment for non-employee services. The amount recorded for such shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement and is included with professional services on the Company’s consolidated statements of operations. During the years ended December 31, 2008 and 2007, the Company entered into non-employee services agreements and as a contract incentive agreed to issue common stock of 2.0 million shares and 5.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Accordingly, the Company recorded expense in 2008 and 2007 of $0.4 million and $2.0 million, respectively, based on the closing price per share on the effective date of the agreement of $0.22 and $0.40, respectively. The 2.0 million shares under the 2008 contract incentive, although earned, are not issuable until the Authorized Share Increase expected in 2009. No agreements have been entered into in 2009.

NOTE 14. Income Taxes.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions as the Company had no uncertain tax positions as of March 31, 2009 and December 31, 2008.

The Company did not have any material unrecognized tax benefits as of the date of the adoption. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the three month period ended March 31, 2009 and the year ended December 31, 2008 nor had any accrued interest or penalties as of these dates. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2005. The Company is open to state tax audits until the applicable statutes of limitations expire.

Due to estimated tax losses at March 31, 2009 and December 31, 2008 on a consolidated as well as separate company basis, there is no income tax provision.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carryforwards of $53.8 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $6.1 million at March 31, 2009 and December 31, 2008. The Federal NOL and credit carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as U.K. NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the Federal NOLs begin to expire in 2011.

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

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portions thereof, to be utilized and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance for those acquired deferred tax assets will generally be recorded on earnings as a reduction to income tax expense.

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

	Three-month periods ended March 31,
	2009	2008 As Restated
Diluted EPS Computation
Loss from continuing operations	$(21,059)	$(728)

Add back:
Debenture interest expense	—	—
Debt discount and gain on derivatives and warrants	—	(7,841)

Total add-backs	—	(7,841)

Loss from continuing operations, adjusted	(21,059)	(8,569)
Income (loss) from discontinued operations	—	308

Net income (loss) applicable to common shareholders – diluted	$(21,059)	$(8,261)

Weighted average common shares outstanding – basic	159,304,351	135,303,454

Dilutive effect of common stock equivalents – options	—	—
Dilutive effect of common stock equivalents – warrants	—	26,608,179
Dilutive effect of common stock equivalents – convertible debentures	—	—

Total dilutive effect of common stock equivalents	—	26,608,179

Weighted average common shares outstanding – diluted	159,304,351	161,911,633

Loss from continuing operations	$(0.13)	$(0.05)
Loss from discontinued operations	0.00	0.00

Net loss per share of common stock – diluted	$(0.13)	$(0.05)

The diluted earnings per share calculation includes the add-back of interest expense debt discount, and derivative/warrant gain or (loss).

Potentially dilutive shares, which were excluded from the above calculations in 2009 and 2008, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month periods ended March 31,
	2009	2008 As Restated
Stock options	63,635,787	66,408,953
Warrants	167,764,295	57,147,583
Convertible debentures	195,269,005	19,031,667

	426,669,087	142,588,203

NOTE 16. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $0.3 million and $0.2 million for the three-month periods ended March 31, 2009 and 2008, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 9 months of 2009	$793
2010	1,008
2011	856
2012	331
2013	134
Thereafter	—

Total	$3,122

In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed a suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collections’ action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit.

The Company is also involved in various legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

NOTE 17. Related Parties.

Certain of the Company’s significant shareholders, directors and executive officers perform financing and other services for the Company and have made loans to the Company or otherwise participated in financing transactions.

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC and Aequitas Commercial Finance, LLC (collectively, Aequitas), owned approximately 9% of the Company’s outstanding common stock and held warrants to purchase 14.8 million shares of the Company’s common stock as of March 31, 2009. During the three-month period ended March 31, 2009, in connection with advisory services provided, the Company paid Aequitas fees of $0.03 million.

During 2008, Aequitas purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount for the November Debentures $0.5 million due under a bridge loan made to the Company in September 2008. In addition, in connection with other advisory services provided during 2008, the Company paid Aequitas advisory fees of $1.6 million and issued warrants to purchase 1.5 million shares of the Company’s common stock at an exercise price of $0.24 per share. The warrants had a grant date fair value, adjusted for the probability of the timing of the Authorized Share Increase, of $0.2 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.20 per share, expected volatility of 143.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends.

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.5 million shares of the Company’s common stock as of March 31, 2009. During 2008, Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and paid Capstone $1.4 million in fees. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: Common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends The Company paid $0.7 million of the fees to Capstone in cash and applied the remaining $0.7 million to Capstone’s purchase of $0.7 million of November Debentures. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common.

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

NOTE 18. Business Concentration.

During the three-month period ended March 31, 2009, a major customer represented $2.0 million (13%) of total revenues, while a different major customer represented $3.9 million (41%) of total revenues for the three-month period ended March 31, 2008.

At March 31, 2009, three major customers represented $0.8 million (12%), $0.8 million (12%), and $0.7 million (11%) of accounts receivable. At December 31, 2008, a major customer represented $1.0 million (17%) of accounts receivable.

NOTE 19. Geographic and Other Information.

Revenues generated outside the United States during the three-month periods ended March 31, 2009 and 2008, respectively, totaled $0.2 million and $4.2 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union and Canada. As of March 31, 2009 and December 31, 2008, the Company’s international identifiable assets outside the United States totaled less than $0.4 million for both periods. All of the Company’s international identifiable assets were located in the United Kingdom.

The Company’s Management team views the operations of 20/20, Magenta, CentrePath, GCG, CGSI, and VDUL operation as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s products and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these product offerings.

NOTE 20. Subsequent Events.

Completion of Acquisition of VDUL: Effective April 14, 2009, the Company completed the Final Closing of VDUL after it had obtained the required Federal and state regulatory approvals as previously described in the Acquisitions note. No additional purchase consideration was paid at the Final Closing. Upon completion of the Final Closing, the maturities of the Company’s Term Loan, Amended March Debentures, and November Debentures automatically extended to their respective stated maturity dates. However, because of the reporting covenant defaults discussed below, all of the Company’s debt is classified as current as of March 31, 2009.

Notification of Late Filing Form 10-K: The Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2008 by the extended due date of April 15, 2009. As a result, the Company is in default of the reporting covenants as well as certain administrative covenants contained in its debt agreements. The Company is seeking the necessary waivers from its debt and debenture holders. Absent those waivers, liquidated damages would accrue until the above conditions are remediated.

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

Additional Financing: Effective July 31, 2009, the Company issued $7.0 million of principal amount original issue discount convertible senior secured debentures (July Debentures), representing the funding of $4.0 million of subscription amount (inclusive of $0.5 million of subscriptions credited against liabilities of the Company to the respective holders) and $3.0 million of original issue discount added to the subscription amount, coupled with warrants to purchase up to 12.5 million shares of Common Stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units), subject to adjustment (and with an adjustment to the exercise price on up to $15.0 million of existing debentures as discussed below). The transaction resulted in proceeds to the Company of $3.5 million, before $0.3 million of financing fees to Aequitas.

The purchase agreement for the July Units provides for the issuance of up to an additional $2.0 million of cash subscription amount of July Units (representing up to an additional $3.5 million of principal amount of July Debentures inclusive of the OID factor and July Warrants to purchase up to an additional 6.25 million shares of Common Stock), to be funded to the extent of the shortfall of collection by the Company of at least $2.0 million by August 31, 2009 of certain designated receivables or contract amounts.

The Company also authorized the issuance of up to $4.1 million of secured convertible original issue discount debentures to certain creditors of the Company in exchange for release of up to $2.5 million of obligations to such creditors (with the debentures to contain an OID factor of up to $1.6 million), and coupled with warrants to purchase up to 12.9 million shares of Common Stock, all exercisable or convertible at $0.24 per share, subject to adjustment.

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

The July Debentures also require that the Company redeem 1/7 of the original OID Amount of the July Debentures forty five days following the end of each calendar quarter, commencing with the quarter ended December 31, 2009. Cash payments of the redemption amount will only be permitted under the Senior Loan Agreement to the extent of funds available from 25% of Excess Cash Flow, and provided that the Company is not otherwise in default under the Senior Loan Agreement or subject to a blockage period under the applicable intercreditor agreement. Provided that certain equity conditions of the Company have been met, the Company at its option may elect to pay the Quarterly Redemption Amount (discussed below) either in cash or with Common Stock of the Company whereby the Common Stock would be credited with a value equal to the lesser of (i) the then existing conversion price; or (ii) 90% of the volume weighted average price (“VWAP”) for the ten consecutive trading days of the Common Stock ended on the trading day that is immediately prior to the applicable Quarterly Redemption Date.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

For customers seeking to simplify the sourcing and management of their complex networks, the Company’s Connectivity Solutions business provides turnkey network solutions, from design and pricing through network provisioning, testing, and on-going management. By leveraging unique market knowledge and powerful tools that automate the entire telecom supply chain, the Company designs and delivers network solutions that combine the best underlying network assets at the optimal market price, overlaid with the Company’s world-class customer service and network management. The result is a single point of accountability to design, price, deliver, and manage the best network at the lowest cost – resulting in improved network efficiency and simplified operations.

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

As of March 31, 2009, the Company’s current liabilities exceeded its current assets by $23.2 million. Included in the current liabilities is $10.7 million of current maturities of long-term debt, net of $26.6 million of debt discount associated with the year-to-date fair value of related warrants and embedded derivatives and $18.3 million associated with original issue discount and imputed interest. Cash on hand at March 31, 2009 was $2.7 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported net losses from continuing operations of $21.1 million and $0.7 million for the three-month periods ended March 31, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $0.8 million relating to the accounting treatment for stock and options. The current period includes non-cash loss of $14.0 million from the change in fair value of embedded derivatives and warrants. The results for the three-month period ended March 31, 2008 includes $2.0 million in non-cash expenses relating to the accounting treatment for stock and options, $0.9 million related to the amortization of debt discount, and non-cash gain on warrants and derivatives of $10.8 million.

Cash used in operating activities from continuing operations was $1.8 million and $3.9 million for the years ended March 31, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

•

On November 20, 2008, the Company entered into an Interest and Loan Purchase Agreement (the “ILPA”) with Vanco plc, a U.K. corporation in administration (“Seller”) to purchase all of the outstanding membership interests (the “Interests”) of Vanco Direct USA, LLC (“VDUL”). In order to finance the purchase of the Interests, the Company entered into the following additional agreements, inter alia, to be effective as of the funding of the transaction: (i) a Term Loan and Security Agreement (“Term Loan”) pursuant to which the Company agreed to borrow $8.5 million from the senior lender(s); (ii) a Consent, Waiver, Amendment, and Exchange Agreement with holders of its outstanding Senior Secured Convertible Debentures issued on March 11, 2008, pursuant to which the holders waived and amended certain conditions and enabled the Company to enter into the Term Loan Agreement and issue the November Debentures (defined below) and the other transactions referenced below; (iii) a new Securities Purchase Agreement (the “November SPA”) pursuant to which the Company agreed to issue to certain holders of the March Debentures and to certain additional designated purchasers (including Aequitas Catalyst Fund, LLC, which agreed to convert its September 30, 2008, $500,000 loan to the Company into a November Debenture) an additional $9.0 million of purchase price amount of junior original issue discount secured convertible debentures (the “November Debentures”), convertible at $0.24 per share, subject to anti-dilution adjustment coupled with warrants exercisable at $0.24 per share, subject to anti-dilution adjustment; and (iv) an unsecured $3.0 million convertible debenture to be issued to the Seller; and (v) certain intercreditor agreements among the parties.

Results for the three-month period ended March 31, 2009 compared to 2008

Continuing Operations

Total revenues for the three-month period ended March 31, 2009 were $16.2 million compared to $9.5 million for the same period in 2008, representing a 71.0% increase. This increase is primarily due to the acquisition of VDUL

Revenues generated from Optimization Solutions totaled $2.9 million for the three-month period ended March 31, 2009 compared to $6.5 million for the same period in 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $13.3 million for the three-month period ended March 31, 2009 compared to $3.0 million for the same period in 2008, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 24% for the three-month period ended March 31, 2009 compared to 54% for the same period in 2008. This decrease was driven primarily by the decrease in higher margin revenue from Optimization Solutions. Optimization Solutions’ gross margin totaled $(0.3) million or (10%) for the three-month period ended March 31, 2009 as compared to $5.5 million or 85% for the same period in 2008. Connectivity Solutions’ margin totaled $4.2 million or 32% compared to $(0.4) million or (13%) for the same period in 2008.

Operating expenses for the first three-month periods of 2009 and 2008 consist of the following:

	Three-month periods ended March 31,
	2009	2008
Compensation	$3,593	$4,289
Professional services	1,739	2,142
Depreciation and amortization	1,138	536
Other operating expenses	1,191	715

Total operating expenses	$7,661	$7,682

Compensation expense decreased $0.7 million for the three-month period ended March 31, 2009 as compared to 2008. Included in compensation expense for 2009 are non-cash charges of $0.8 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $2.0 million for the same period in 2008. Of the period over period increase in cash-based compensation, the division acquired in the fourth quarter of 2008 added $1.2 million. The balance of the Company reduced headcount and recorded net savings (period over period) of $0.7 million.

Professional services decreased $0.4 million for the three-month period ended March 31, 2009 as compared to the three-month period ended March 31, 2008, due to fewer advisory expenses.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $0.6 million for the three-month period ended March 31, 2009 as compared to March 31, 2008. This increase was due primarily to the acquisition of $19.4 million of intangible assets in November 2008 with the acquisition of VDUL.

Other operating expenses increased $0.5 million for the three-month period ended March 31, 2009 as compared to the same period for 2008. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended March 31, 2009 reflect interest of $3.1 million, a decrease of $0.6 million from the three-month period ended March 31, 2008. Interest expense for the three-month periods ended March 31, 2009 and 2008 includes $2.4 million and $0.9 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt, PLIC, and OID interest.

Results for the three-month period ended March 31, 2009 reflect a loss on warrants and derivatives of $14.0 million compared to a gain of $10.8 million for the comparable period in 2008. The current year’s loss was driven mainly by the $0.05 increase of the December 31, 2008 closing price of $0.11 versus the March 31, 2009 closing price of $0.16 in the Company’s stock while 2008 included the effects of a modest amount of cashless exercises. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

The gain from discontinued operations for the three-month periods ended March 31, 2009 and December 31, 2008 was de minimis. The decreases in revenue and gain from discontinued operations were due to the sale of Frontrunner and Nexvu.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for the three-month periods ended March 31, 2009 and 2008 was principally due to operating losses of $3.7 million and $2.6 million, respectively. The primary variance between operating loss and net cash used in operating activities from continuing operations for the three-month period ended March 31, 2009 was due to $0.8 million for stock-based compensation expense, and $1.1 million of depreciation and amortization. The variance between the operating loss and net cash used in operating activities from continuing operations during the three-month period ended March 31, 2008 was primarily due to the non-cash charges of $2.0 million for stock-based compensation, a $0.5 million of depreciation and amortization offset by an increase in receivables.

The cash used in investing activities from continuing operations during the three-month periods ended March 31, 2009 and 2008 was $0.1 million and $0.01 million, respectively. Our capital expenditures in both 2009 and 2008 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash used by financing activities from continuing operations during the three-month periods ended March 31, 2009 and 2008 was $(0.01) million and $9.8 million, respectively.

There are various financial and non-financial covenants that the Company must comply with in connection with the Term Loan and Debentures. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first quarter of 2009, the Company was subject to covenants related to EBITDA. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. See Notes to Consolidated Financial Statements. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings, and accelerate the repayment of debt.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur in 2009. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both.

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. Long-term debt commitments include the maturity value of original issue discount securities and the minimum interest due on the Term Note consistent with the default clause of the agreement.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of March 31, 2009 or 2008.

Factors Affecting Future Performance

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

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through March 31, 2009, we have incurred cumulative losses of $124.5 million compared to a cumulative loss of $103.4 million through December 31, 2008. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

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

Delisting. The Company received an OTCBB Delinquency Notification dated April 16, 2009 (Notification) advising the registrant that, pursuant to NASD Rule 6530, unless the delinquent filing were received by the Commission’s EDGAR system by May 18, 2009, the securities of the registrant would not be eligible for quotation on the OTCBB and will be removed therefrom effective May 18, 2009. On May 13, 2009, the Company filed a notice of appeal of the outside date for the delisting qualification with the Financial Industry Regulatory Authority (FINRA). On June 1, 2009, an oral hearing was held by the Company with FINRA as to the listing eligibility matter. On June 26, 2009, the Company received notice that the appeal was denied. The decision was effective upon service and constituted the final action of FINRA with respect to the proceeding.

As a result of the determination, the Company’s Common Stock is currently ineligible for quotation on the OTCBB. The Company had retained independent registered public accountants to complete the audit of its financial statements for the year ended December 31, 2008, as well as to review its interim financial statements for the three-month periods ended March 31, and June 30, 2009. It is the Company’s intention to apply for reinstatement of quotation of its Common Stock on the OTCBB promptly following such filings. During the period from delisting until reinstatement (if reinstatement is effected), it is expected that the Company’s Common Stock will be subject to quotation by broker/dealers electing to make a market in the Pink Sheets. There can be no assurances as to when, if at all, the Company’s securities will be reinstated for trading on the OTCBB.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (NOT APPLICABLE)

ITEM 4.	CONTROLS AND PROCEDURES.

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

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, on the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2008. Based on that evaluation and the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures were not effective as of March 31, 2009.

Management’s Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies, Management concluded our internal control over financial reporting was not effective as of March 31, 2009.

A material weakness in internal control over financial reporting is a control deficiency, or combination of deficiencies, in internal control over financial reporting (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

As a result of the evaluation, Management identified two material weaknesses with respect to internal controls over financial reporting:

•

The Company did not maintain sufficient levels of qualified personnel in our financial reporting processes. As a result, our internal controls over financial reporting did not include an effective control to ensure appropriate review and analysis of contingent terms in previous financing transactions, resulting in a restatement of the consolidated financial statements for the fiscal year ended December 31, 2007 in fiscal year 2008. The restatement required a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. See Notes to the Consolidated Financial Statements included in Item 8, herein. The Company’s 10-KSB for fiscal year ended December 31, 2007 and 10-QSB (beginning balances) for the interim period ended March 31, 2008 were subsequently amended as a result of the restatement, and

•

The Company has not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the next fiscal year.

In order to determine whether a control deficiency, or combination of control deficiencies is a material weakness, Management considers all relevant information and evaluates the severity of each control deficiency that comes to its attention. Management also evaluates the effect of its compensating controls, which serve to accomplish the objective of another control that did not function properly, helping to reduce risk to an acceptable level. To have a mitigating effect, the compensating control should operate at a level of precision that would prevent or detect a misstatement that could be material. Based on our evaluation under the framework set forth in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission, Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s internal controls over financial reporting were not effective as of March 31, 2009 as a result of the aforementioned material weaknesses.

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

During the second quarter of 2008, a previously disclosed material weakness was addressed by increasing the number of members of our Board of Directors to nine and completing our search for independent directors in order to have a majority of our Board of Directors become independent, as defined in Item 407(a) of Regulation S-K. Amongst the incoming directors, two were determined to be “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. Subsequent to year-end, a member of the Board resigned and an additional, independent director was appointed. This member was determined to be an additional “audit committee financial expert” and assumed chairmanship of the audit committee. In addition, we have begun to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

The Company’s lack of resources resulted in the Company not establishing an adequate system for identifying, documenting, and testing its internal control system. The Company’s process did not include a sustainable process for identifying and documenting systems and the related key controls at operating locations throughout the Company and periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.

There were no changes in the internal control over financial reporting identified in Management’s evaluation during the first quarter of the period covered by this report that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit. The Company’s counsel has advised management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire balance as of December 31, 2008 and will record any amounts recovered through future operating results. From time to time, we are also involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 1A.	RISK FACTORS.

For information about risk factors affecting future performance, see the Risk Factors section in the footnotes to these financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

The Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2008 by the extended due date of April 15, 2009. As a result, the Company is in default of the reporting covenants as well as certain administrative covenants contained in many of its debt agreements. Accordingly, all outstanding debt has been classified as a current obligation as of December 31, 2008. The Company is seeking the necessary waivers from its debt and debenture holders.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits filed as a part of this quarterly report on Form 10-Q are listed in the Index to Exhibits located on page 45 of this Report.

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