Form 10-Q
period 2009-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-08-19
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,278	$4,598
Accounts receivable, net	7,217	6,277
Prepaid expenses and other current assets	801	844

Total Current Assets	9,296	11,719
Property and equipment, net	1,337	1,548
Intangible assets, net	24,280	26,182
Goodwill	13,993	13,993
Other assets	3,260	3,875

TOTAL ASSETS	$52,166	$57,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$13,226	$8,106
Accounts payable	15,228	12,636
Accrued expenses	6,403	4,971
Deferred revenue	4,373	4,349

Total Current Liabilities	39,230	30,062
Liabilities for warrants to purchase common stock	20,632	12,153
Embedded derivatives of convertible debt instruments	26,871	16,854
Long-term portion of debt	—	—
Deferred revenue	24	45

Total Liabilities	86,757	59,114

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 163,591,018 and 154,281,018 issued and outstanding at June 30, 2009 and December 31, 2008, respectively	16	16
Additional paid-in capital	104,107	101,606
Accumulate other comprehensive income (loss)	(43)	7
Accumulated deficit	(138,671)	(103,426)

Total Shareholders’ Equity (Deficit)	(34,591)	(1,797)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$52,166	$57,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2009	2008 As Restated	2009	2008 As Restated
REVENUES	$15,879	$8,651	$32,121	$18,174
COST OF REVENUES	12,566	4,229	24,887	8,647

GROSS MARGIN	3,313	4,422	7,234	9,527

OPERATING EXPENSES
Compensation	3,119	4,802	6,712	9,091
Travel and entertainment	355	517	675	798
Occupancy	420	399	817	646
Professional services	1,604	1,405	3,343	3,547
Insurance	49	112	161	189
Depreciation and amortization	1,138	429	2,276	965
Other operating expenses	360	90	722	200

TOTAL OPERATING EXPENSES	7,045	7,754	14,706	15,436

OPERATING LOSS	(3,732)	(3,332)	(7,472)	(5,909)
Interest expense	(3,057)	(1,439)	(6,189)	(5,151)
Registration rights and failure to file penalties	(1,395)	(1,140)	(1,395)	(1,140)
Gain (loss) on warrants and derivatives	(5,816)	215	(19,827)	10,993
Gain (loss) on extinguishment of debt and conversion of debt to stock	(186)	—	(362)	(5,217)

Loss from continuing operations	(14,186)	(5,696)	(35,245)	(6,424)
Income (loss) from discontinued operations, net of tax	—	4	—	312

NET LOSS	$(14,186)	$(5,692)	$(35,245)	$(6,112)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Loss from continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.04)
Income (loss) from discontinued operations	—	—	—	—

Net loss per share of common stock – basic	$(0.09)	$(0.04)	$(0.22)	$(0.04)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Loss from continuing operations	$(0.09)	$(0.04)	$(0.22)	(0.09)
Income (loss) from discontinued operations	—	—	—	—

Net loss per share of common stock – diluted	$(0.09)	$(0.04)	$(0.22)	$(0.09)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2008 (As Restated)	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless exercise of stock options	804,626	—	—	—	—	—
Conversion of debt to common stock	19,591,890	2	12,368	—	—	12,370
Exercise of warrants	3,424,993	1	3,314	—	—	3,315
Registration rights penalty	477,185	—	241	—	—	241
Stock-based compensation expense	—	—	4,348	—	—	4,348
Foreign currency translation adjustment	—	—	—	—	(15)	(15)
Issuance of common stock	111,111	—	17	—	—	17
Net loss for the six-month period ended June 30, 2008	—	—	—	(6,112)	—	(6,112)

Balance, June 30, 2008	148,161,844	$15	$97,750	$(116,879)	$(104)	$(19,218)

Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	9,310,000	—	1,446	—	—	1,446
Expired warrants	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,049	—	—	1,049
Foreign currency translation adjustment	—	—	—	—	(50)	(50)
Net loss for the six-month period ended June 30, 2009	—	—	—	(35,245)	—	(35,245)

Balance, June 30, 2009	163,591,018	$16	$104,107	$(138,671)	$(43)	$(34,591)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Six-months periods ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations	$(3,083)	$(6,909)
Net cash used in operating activities from discontinued operations	—	(524)

NET CASH USED IN OPERATING ACTIVITIES	(3,083)	(7,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(164)	(34)
Proceeds from sale of Frontrunner	—	711

Net cash provided by (used in) investing activities from continuing operations	(164)	(34)
Net cash provided by investing activities from discontinued operations	—	711

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(164)	677

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt	—	11,063
Repayment of long-term debt	(23)	—
Payment of financing costs	—	(1,330)
Issuance of common stock	—	18

Net cash provided by (used in) financing activities from continuing operations	(23)	9,751
Net cash provided by (used in) financing activities from discontinued operations	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(23)	9,751

Effect of exchange rate on cash and equivalents	(50)	(15)

Increase (decrease) in cash and cash equivalents	(3,320)	2,980
Cash and cash equivalents – beginning of period	4,598	859

Cash and cash equivalents – end of period	$1,278	$3,839

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$710	$621
Cash paid for interest for discontinued operations	—	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	2,234	12,370
Issuance of common stock for cashless conversion of warrants	—	3,314
Registration rights and failure to file penalties	1,395	241

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2009 (Unaudited)

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

Basis of Presentation

The Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

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

Restricted Cash

At both June 30, 2009 and December 31, 2008, the Company had $0.5 million of restricted cash for outstanding letters of credit. The letters of credit expire within one year of issuance; therefore, restricted cash is classified with other current assets.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. The Company provides an allowance for potentially uncollectible accounts receivable based upon prior experience and management’s assessment of the collectability of existing specific accounts. The total reserve for uncollectible accounts was $6.5 million and $6.8 million as of June 30, 2009 and December 31, 2008, respectively. The June 30, 2009 allowance includes $0.5 million related to the acquisition of VDUL’s customers, $5.7 million related to one large international customer and $0.3 million related to GCG. As a result, the Company has an allowance for the balance of the receivable as of June 30, 2009 and December 31, 2008 and will record any amounts recovered through future operating results. The Company’s policy is to write-off accounts receivable balances once management has deemed them to be uncollectible.

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

Although the Company has a recent history of operating losses, Management has determined that the long-lived assets are expected to provide adequate cash flows to demonstrate the recoverability of the long-lived assets’ reported carrying value. As such, there were no impairment charges recognized related to the long-lived assets of the continuing operations for the six-month period ended June 30, 2009 or for the year ended December 31, 2008.

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

Deferred Financing Costs

Deferred financings costs, included with prepaid expenses and other assets in the consolidated balance sheets, were $3.1 million and $3.7 million as of June 30, 2009 and December 31, 2008, respectively, both net of accumulated amortization of $0.7 million and $0.1 million, respectively. These costs represent fees incurred and paid in either cash or warrants to obtain debt financing and are amortized over the life of the related debt using the effective interest rate method.

Accounting for Debt Issued with Stock Purchase Warrants

Pursuant to Accounting Principles Board (APB) Opinion No. 14, Accounting for Convertible Debts and Debts issued with Stock Purchase Warrants (APB 14), the accounting for debt issued with detachable stock purchase warrants provides for the proceeds of the debt to be allocated between the debt and the detachable warrants based on the relative estimated fair values of the debt security without the warrants and the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to additional paid-in capital and as a debt discount that would be amortized over the term of the debt. However, in circumstances where the warrants must be accounted for as a liability, based on other literature, predominantly Emerging Issues Task Force (EITF) Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock (EITF 00-19), the full estimated fair value of the warrant is established as both a liability and as a debt discount. As of June 30, 2009 and December 31, 2008, the Company does not have any warrants that merit equity classification.

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

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (SFAS 157) for financial assets and liabilities. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement. Adoption of this portion of SFAS 157 did not have a significant impact on the Company’s consolidated financial statements.

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

The Company has embedded derivatives associated with its convertible debt instruments and warrants classified as liabilities which are measured at fair value on a recurring basis. The embedded derivatives and the warrants are measured at fair value using the Black-Scholes valuation model with pricing inputs that are observable in the market or that can be derived principally from or corroborated by observable market data. In selecting the appropriate fair value technique the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at June 30, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2009
Derivative financial instruments	—	$26.9	—	$26.9
Warrant liability	—	20.6	—	20.6

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

The Company recognizes revenue in accordance with Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition (SAB 104) which incorporates EITF Issue No. 00-21, Revenue Arrangements With Multiple Deliverables (EITF 00-21) and in accordance with AICPA Statement of Position (SOP) 97-2, Software Revenue Recognition (SOP 97-2), as amended by AICPA Statement of Position 98-9, Modification of SOP 97-2, Software Revenue Recognition, with Respect to Certain Transactions (SOP 98-9). In all cases, revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

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

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state, local, and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. Generally, tax years ended December 31, 2005 and forward remain subject to examination by major tax jurisdictions as of June 30, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. In accordance with FIN 48, the Company has decided to classify interest and penalties as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2009	2008 (As Restated)	2009	2008 (As Restated)
Net loss, as reported	$(14,186)	$(5,692)	$(35,245)	$(6,112)
Foreign currency translation adjustment	(75)	(9)	(50)	(15)

Comprehensive loss	$(14,261)	$(5,701)	$(35,295)	$(6,127)

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

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), amending the consolidation guidance for variable-interest entities under FIN 46(R), Consolidation of Variable Interest Entities: an interpretation of ARB No. 51, (FIN 46R). The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company presently does not have variable interest entities; therefore, there will not be an impact on the consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification (Codification) and the Hierarchy of GAAP (SFAS 168), which replaces SFAS No. 162, The Hierarchy of GAAP (SFAS 162), and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements. The Company will adjust historical GAAP references in its Form 10-Q for the third quarter of 2009 to reflect accounting guidance references included in the Codification.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements. SFAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date. SFAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of SFAS 165 in the quarter ending June 30, 2009. The adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (FSP 107-1 and APB 28-1). This FSP requires disclosure about fair value of financial instruments for interim reporting periods and annual financial statements of publicly traded companies. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 107-1 and APB 28-1 in the quarter ending June 30, 2009. As FSP 107-1 and APB 28-1 apply only to financial statement disclosures, the adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP 157-4). This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157 when the volume and level of activity for the asset or liability have significantly decreased and provides guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim reporting periods ending after June 15, 2009. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FSP No. FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (FSP 115-2 and FSP 124-2). This FSP provides a framework to perform an “other-than-temporary” impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired. Additionally this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 is effective for interim reporting periods ending after June 15, 2009. The Company adopted FSP 115-2 and FSP 124-2 in the quarter ending June 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160). SFAS 160 amends Accounting Research Bulletin (ARB) 51, Consolidated Financial Statements (ARB 51) to establish accounting and reporting standards for the non-controlling interest (previously referred to as minority interests) in a subsidiary and for the deconsolidation of a subsidiary by requiring all non-controlling interests in subsidiaries be reported in the same way (i.e., as equity in the consolidated financial statements) and eliminates the diversity in accounting for transactions between an entity and non-controlling interests by requiring they be treated as equity transactions. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and may not be applied before that date. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair measurements. SFAS 157, as originally issued, was effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. However, in February 2008, the FASB issued FSP 157-2, which deferred the effective date of SFAS 157 for one year, as it relates to the fair value measurement requirements for non-financial assets and non-financial liabilities that are not required or permitted to be measured at fair value on a recurring basis. This statement provides a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. SFAS 157 applies to other pronouncements that require or permit fair value measurements; but it does not require any new fair value measurements. The adoption of SFAS 157 for non-financial assets and liabilities did not have a material effect on the Company’s consolidated financial statements.

NOTE 3. Going Concern.

As of June 30, 2009, the Company’s current liabilities exceeded its current assets by $29.9 million. Included in the current liabilities is $13.2 million of current maturities of long-term debt, net of $24.8 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $17.3 million associated with original issue discount and imputed interest. Cash on hand at June 30, 2009 was $1.3 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $35.2 million and a net loss from continuing operations of $6.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.0 million relating to the accounting treatment for stock and options. The current six-month period includes non-cash loss of $19.8 million from the change in fair value of embedded derivatives and warrants, and $5.5 million of amortization of debt discounts, interest paid-in-kind and Original Issue Discount (OID). The results for 2008 include $4.3 million in non-cash expenses relating to the accounting treatment for stock and options, $2.0 million related to the amortization of debt discount, a $5.2 loss on debt extinguishments, and a non-cash gain on warrants and derivatives of $11.0 million. Cash used in operating activities from continuing operations was $3.1 million and $6.9 million for the six-month periods ended June 30, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

The following unaudited pro forma consolidated condensed results of continuing operations are presented as though VDUL had been acquired as of January 1, 2008:

	Six month periods ended June 30,
	2009	2008
Revenues	$32,121	$25,024
Loss from continuing operations	(35,245)	(5,321)
Basic and diluted loss per share from continuing operations	(0.22)	(0.04)

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

In accordance with SFAS 144, the Company has classified both of these entities as discontinued operations. Revenues for the six-month period ended June 30, 2008 were $1.0 million. Losses from discontinued operations for the six-month period ended June 30, 2008 were $0.1 million. The operating results related to Frontrunner and Nexvu are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the six-month period ended June 30, 2008 was $0.4 million.

The discontinued operations assets and liabilities are as follows:

June 30, 2008
(Unaudited)
Current assets of discontinued operations
Other current assets	$3

Total current assets of discontinued operations	3

Non-current assets of discontinued operations
Other assets	10

Non-current assets of discontinued operations	10

Total assets from discontinued operations	$13

Current liabilities of discontinued operations
Accounts payable	$6
Accrued expenses	10
Deferred revenue, current portion	14

Total current liabilities of discontinued operations	30

Total liabilities of discontinued operations	$30

NOTE 6. Property and Equipment.

Property and equipment consists of the following:

	June 30, 2009	December 31, 2008
Furniture and fixtures	$343	$343
Computer equipment	985	963
Leasehold improvements	813	782
Machinery and equipment	1,589	1,478

	3,730	3,566
Accumulated depreciation	(2,393)	(2,018)

Net property and equipment	$1,337	$1,548

Depreciation of property and equipment was $0.4 million and $0.3 million for the six-month periods ended June 30, 2009 and June 30, 2008, respectively.

NOTE 7. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and amortization for the periods ending June 30, 2009 and December 31, 2008 for each major intangible asset class are as follows:

		June 30, 2009
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(2,603)	$9,612
Trade names	3	350	(304)	46
Customer base	6 to 15	16,510	(1,888)	14,622

Total	13.02 weighted average years	$29,075	(4,795)	$24,280

		December 31, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(1,625)	$10,590
Trade names	3	350	(246)	104
Customer base	6 to 15	16,510	(1,022)	15,488

Total	13.02 weighted average years	$29,075	$(2,893)	$26,182

Amortization expense year to date for the six-month periods ended June 30, 2009 and 2008 related to the intangible assets was $1.9 million and $0.6 million, respectively.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 6 months of 2009	$1,890
2010	3,434
2011	3,206
2012	2,810
2013	2,527
Thereafter	10,413

Total	$24,280

The Company did not recognize any impairment charges related to the long-lived assets of continuing operations for the six-month period ended June 30, 2009 and the year ended December 31, 2008.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have not been any current events or circumstances that would indicate an impairment of goodwill exists nor any changes in the carrying amount of goodwill for the six-month period ended June 30, 2009 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	June 30, 2009		December 31, 2008
	Gross Carrying Cost	Acquired Value	Gross Carrying Cost	Acquired Value
Acquisition of 20/20	$8,810	$8,810	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754	1,754	1,754
Acquisition of GCG	1,949	1,949	1,949	1,949
Acquisition of VDUL	1,480	1,480	1,480	1,480

Total	$13,993	$13,993	$13,993	$13,993

NOTE 8. Accrued Expenses.

Accrued expenses consist of the following:

	June 30, 2009	December 31, 2008
Compensation and payroll taxes	$432	$539
Interest expense	131	103
Excise taxes	385	909
Professional services	1,111	1,418
Other expenses	4,344	2,002

Total accrued expenses	$6,403	$4,971

NOTE 9. Debt.

Debt consists of the following:

	June 30, 2009	December 31, 2008
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2009, extends to November 2010 effective with the Final Closing, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million, plus paid-in-kind interest of $0.2 million, net of unamortized debt discount of $1.5 million. At December 31, 2008, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $2.0 million	$7,227	$6,489
Amended March Debentures, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due November 2009, extends to March 2015 effective with the Final Closing, outstanding principal balance of $27.6 million, net of unamortized original issue discount and debt discount of $10.7 million and $13.5 million, respectively. At December 31, 2008, the outstanding principal balance was $29.9 million, net of unamortized original issue discount and debt discount of $12.1 million and $17.1 million, respectively.	3,393	695
November Debentures, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2009, extends to November 2015 effective with the Final Closing, outstanding principal balance of $14.9 million, net of unamortized original issue discount and debt discount of $5.3 million and $8.2 million, respectively. At December 31, 2008, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.8 million and $8.9 million, respectively.	1,353	245
Seller Debenture, non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due November 2009, extends to May 2011 effective with the Final closing and renewable monthly thereafter, outstanding principal balance of $4.0 million, net of unamortized debt discount of $2.8 million. At December 31, 2008, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $3.4 million	1,205	617
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	48	60

Total	13,226	8,106
Less: current maturities	13,226	8,106

Long-term portion	$—	$—

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments including the maturity value of original issue discount securities are $55.3 million as of June 30, 2009. This amount does not include minimum interest due on the term note per the default clause of the agreement.

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

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company is be subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of VDUL) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of March 31, 2009 the Company was not in compliance with the EBITDA covenant. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million within 75 days from the Financial Closing. The Term Loan Agreement also contains a default provision if the Final Closing does not occur by February 18, 2009. During the first quarter of 2009, the Company obtained waivers from its Senior Lender for its failure to provide timely reporting and an extension of time to complete the Final Closing and the 12 million authorized share increase.

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

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $21.5 million of the face amount into common stock of the Company at $0.24 per share or up to 89.5 million shares on an as converted basis. During the quarter ended June 30, 2009, holders converted $0.4 million of the Amended March Debentures into 1.5 million shares of common stock. During the quarter ended March 31, 2009, holders converted $1.9 million of the Amended March Debentures into 7.8 million shares of common stock. During 2008, holders converted $1.0 million of the Amended March Debentures into 4.3 million shares of common stock. The warrants originally issued with the March Debentures, discussed below, remain outstanding.

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

The SEC elected to undertake a full review of the Company’s registration statement. Due to the complexity of the issues raised in that review and a resulting restatement of the Company’s consolidated financcial statements for the year ended December 31, 2006, the Company’s registration statement was not declared effective within the deadline. Accordingly, the Company accrued the maximum amount $2.3 million, of the related liquidated damages.

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

NOTE 10. Liability for Warrants and Embedded Derivatives.

Pursuant to SFAS 133 and EITF 00-19, the conversion features of the debt are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability (embedded derivatives of convertible debt) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

The embedded derivative liability is re-valued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statement of operations. As of June 30, 2009 and December 31, 2008, the fair value of the derivatives embedded in the convertible debt was $26.9 million and $16.9 million, respectively. The assumptions used to value the embedded derivative liability at June 30, 2009 were: exercise price of $0.26, weighted average life of 3.8 years, volatility 146.4%, and risk free interest rate of 1.0%. At December 31, 2008, the assumptions used were: exercise price of $0.24, weighted average life of 6.1 years, volatility 145.3%, and risk free interest rate of 1.0%.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations. As of June 30, 2009 and December 31, 2008, the fair value of the warrants was $20.6 million and $12.2 million, respectively. The assumptions used to value the warrant liability at June 30, 2009 were: exercise price of $0.26, weighted average life of 3.6 years, volatility 151.0%, and risk free interest rate of 1.9%. At December 31, 2008, the assumptions used were: exercise price of $0.26, weighted average life of 3.6 years, volatility 145.3%, and risk free interest rate of 0.8%.

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

NOTE 11. Warrants.

At June 30, 2009 and December 31, 2008, respectively, the Company had 167.8 million and 181.1 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance. Warrants issued in connection with the November Debentures expire five years from the date of the authorized share increase.

The table below summarizes the warrant expiration dates as of June 30, 2009:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	23,977	$0.27-$0.31	0.292
2010	675	$0.29-$0.35	0.317
2011	7,846	$0.45-$0.70	0.576
2012	13,000	$0.15-$0.27	0.204
2013	94,063	$0.24	0.240
2014	28,203	$0.24	0.240

Total warrants outstanding	167,764		0.261

All outstanding warrants expire no later than December 31, 2014.

Warrant activity from December 31, 2008 through June 30, 2009 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	181,083	$0.261
Warrants issued	—	—
Exercised	—	—
Forfeited/cancelled	(13,319)	0.270

Outstanding at June 30, 2009	167,764	0.261	3.6	$195

There were no warrants issued or exercised and a total of 13.3 million warrants expired during the six-month period ended June 30, 2009.

During the six-month period ended June 30, 2008, 7.1 million warrants were exercised using the cashless method, 3.4 million shares were issued, and 3.7 million warrants were cancelled. The intrinsic value of warrants exercised in the six months ended June 30, 2008 was $2.0 million.

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

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of June 30, 2009, the Company has authorized up to 66,015,000 shares to be issued under these arrangements.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options outstanding to acquire common stock of the Company at exercise prices ranging between $0.185 and $0.98. Approximately 3,000,000 options were issued during 2006 and 23,300,000 were issued during 2007, and zero in 2008 and 2009. All of these options are subject to performance conditions. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the Company achieving the target goals. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,000,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

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

Activity under the stock option plans and board approved stock grants with time based vesting for December 31, 2008 through June 30, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	32,573	$0.502
Granted	800	0.240
Exercised	—	—
Forfeited/cancelled	(633)	0.690

Outstanding at June 30, 2009	32,740	$0.492	7.1	$—

Exercisable at June 30, 2009	25,970	$0.467	7.4	$—

Time based awards generally vest 25% upon issuance and 25% on the successive three anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time based vesting granted during the six-month periods ended June 30, 2009 and 2008 was $0.124 and $0.579, respectively. For the six-month periods ended June 30, 2009 and 2008, respectively, the Company recognized compensation expense for stock option awards totaling $0.8 million and $3.6 million, respectively. In the three-month period ended June 30, 2009 and 2008, compensation expense was $0.4 million and $2.0 million, respectively. At June 30, 2009, unamortized compensation associated with time-based options totaled $4.0 million with a remaining weighted average amortization period of 1.4 years

Activity under the stock option plans and board approved stock grants with performance-based vesting for December 31, 2008 through June 30, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	31,050	$0.355
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(883)	0.590

Outstanding at June 30, 2009	30,167	0.348	8.0	$—

Exercisable at June 30, 2009	1,000	$0.700	7.2	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the six-month period ended June 30, 2009. For the six-month periods ended June 30, 2009 and 2008, respectively, the Company recognized compensation expense for performance-based stock option awards totaling $0.2 million and $1.7 million, respectively. For the three-month period ended June 30, 2009, compensation expense was reduced by $0.2 million as performance criteria was not attained and 0.9 million shares were cancelled. During the three-months ended June 30, 2008, compensation expense of $1.3 million was recognized. At June 30, 2009, unamortized compensation associated with performance-based options totaled $13.4 million with a remaining weighted average amortization period of 3.3 years.

The assumptions used to calculate the fair value of stock option grants issued are as follows:

	Six-month period ended June 30, 2009	Year ended December 31, 2008
Expected volatility	146.4%-149.1%	130.8%-149.8%
Weighted-average expected volatility	147.8%	140.1%
Expected term (in years)	6.0	6.3
Weighted-average risk-free interest rate	2.53%	2.57%
Expected dividends	—	—

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

No options were exercised during the six-month period ended June 30, 2009. No tax benefit has been recorded related to stock-based compensation expense.

NOTE 13. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. Effective June 25, 2007, an amendment to the Company’s articles of incorporation increased the authorized shares of the Company’s common stock, par value $.0001 par value per share, from 25.0 million shares to 350.0 million shares (the 2007 Authorized Share Increase). During 2009, the Company intends to obtain an additional amendment to its articles of incorporation to increase the authorized shares of common stock to not less than 990.0 million shares. During the three and six-month period ended June 30, 2009, the Company issued 1.5 million and 9.3 million shares of common stock in connection with the conversion of $0.3 million and $2.2 million of amended march debentures at a conversion price of $0.24.

During 2009, the Company issued 7.8 million shares of common stock upon the conversion of $1.9 million of outstanding principal under the amended and restated march debentures.

During 2008, the Company issued 25.3 million shares of common stock in connection with the conversion of debt. During the first quarter of 2008, 19.6 million shares of common stock were issued upon the conversion of $7.6 million of outstanding principal and $0.7 million of accrued interest under the junior secured facility and short-term bridge loan. The conversion was based upon a 20% discount to the ten-day average closing price of the Company’s common stock for the last ten trading days ended as of the conversion date (ten-day trailing average), which resulted in conversion prices of between $0.418 and $0.504. The Company also issued 5,721,000 shares in connection with the conversion of $0.6 million original principal amount of March Debentures and $1.0 million of Amended March Debentures during 2008. The shares issued were based on a conversion price of $0.50 per share on $0.4 million of the original principal amount and all remaining shares were based on a conversion price of $0.24 per share. See the Debt note for additional information about debt issued with conversion features and warrants.

From time to time, in lieu of, or in addition to cash, the Company issues shares of its common stock as a contract incentive or as payment for non-employee services. The amount recorded for such shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement and is included with professional services on the Company’s consolidated statements of operations. During the year ended December 31, 2008, the Company entered into a non-employee service agreement and as a contract incentive agreed to issue common stock of 2.0 million shares. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Accordingly, the Company recorded expense in 2008 of $0.4 million based on the closing price per share on the effective date of the agreement of $0.22. The 2.0 million shares under the 2008 contract incentive, although earned, are not issuable until the Authorized Share Increase expected in 2009. No agreements have been entered into in 2009.

NOTE 14. Income Taxes.

Effective January 1, 2007, the Company adopted FIN 48, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the financial statements. Additionally, the adoption of FIN 48 had no impact on retained earnings or the gross liability for uncertain tax positions as the Company had no uncertain tax positions as of June 30, 2009 and December 31, 2008.

The Company did not have any material unrecognized tax benefits as of the date of the adoption. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the six-month period ended June 30, 2009 and the year ended December 31, 2008 nor had any accrued interest or penalties as of these dates. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2005. The Company is open to state tax audits until the applicable statutes of limitations expire.

Due to estimated tax losses at June 30, 2009 and December 31, 2008 on a consolidated as well as separate company basis, there is no income tax provision.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carryforwards of $53.8 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $6.1 million at June 30, 2009 and December 31, 2008. The Federal NOL and credit carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as U.K. NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the Federal NOLs begin to expire in 2011.

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

The Company will continue to assess and evaluate strategies that will enable the deferred tax asset, or portions thereof, to be utilized and will reduce the valuation allowance appropriately at such time when it is determined that the more likely than not criteria is satisfied. Reversal of the valuation allowance for those acquired deferred tax assets will generally be recorded in earnings as a reduction to income tax expense.

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

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2009	2008 As Restated	2009	2008 As Restated
Diluted EPS Computation
Loss from continuing operations	$(14,186)	$(5,696)	(35,245)	(6,424)

Add back:
Debenture interest expense	—	—	—	—
Debt discount and gain on derivatives and warrants	—	—	—	(7,841)

Total add-backs	—	—	—	(7,841)

Loss from continuing operations, adjusted	(14,186)	(5,696)	(35,245)	(14,265)
Income (loss) from discontinued operations	—	4	—	308

Net loss applicable to common shareholders – diluted	$(14,186)	$(5,692)	$(35,245)	$(13,957)

Weighted average common shares outstanding – basic	163,557,831	147,428,808	161,442,841	141,366,131

Dilutive effect of common stock equivalents – options	—	—	—	—
Dilutive effect of common stock equivalents – warrants	—	—	—	13,304,090
Dilutive effect of common stock equivalents – convertible debentures	—	—	—	—

Total dilutive effect of common stock equivalents	—	—	—	13,304,090

Weighted average common shares outstanding – diluted	163,557,831	147,428,808	161,442,841	154,670,221

Loss from continuing operations	$(0.09)	$(0.04)	$(0.22)	$(0.09)
Loss from discontinued operations	—	—	—	—

Net loss per share of common stock – diluted	$(0.09)	$(0.04)	$(0.22)	$(0.09)

The diluted earnings per share calculation includes the add-back of interest expense debt discount, and derivative/warrant gain or (loss).

Potentially dilutive shares, which were excluded from the above calculations in 2009 and 2008, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2009	2008 As Restated	2009	2008 As Restated
Stock options	62,906,202	70,661,453	62,906,202	70,661,453
Warrants	167,764,295	81,607,836	167,764,295	68,303,748
Convertible debentures	193,759,005	38,000,000	193,759,005	23,384,615

	424,429,502	190,269,289	424,429,502	162,349,816

NOTE 16. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $0.4 million and $0.6 million for the six-month periods ended June 30, 2009 and 2008, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 6 months of 2009	$524
2010	1,008
2011	856
2012	331
2013	134
Thereafter	—

Total	$2,853

Legal Pursuit of Accounts Receivables: In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed a suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collections’ action as its last resort. The customer has denied the claim and has filed a counter claim seeking return of funds paid under the contract. Management believes the counter claim to be without merit.

Notification of Late Filing Form 10-K: The Company was late in filing its Annual Report on Form 10-K for the year ended December 31, 2008 by the extended due date of April 15, 2009. As a result, the Company is in default of the reporting covenants as well as certain administrative covenants contained in its debt agreements. The Company is seeking the necessary waivers from its debt and debenture holders. Absent those waivers, liquidated damages would accrue until the above conditions are remediated. The company accrued $1.4 million of failure to file penalties as of June 30, 2009.

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

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC and Aequitas Commercial Finance, LLC (collectively, Aequitas), owned approximately 9% of the Company’s outstanding common stock and held warrants to purchase 14.8 million shares of the Company’s common stock as of June 30, 2009. During the six-month period ended June 30, 2009, in connection with advisory services provided, the Company paid Aequitas fees of $0.06 million.

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

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.5 million shares of the Company’s common stock as of June 30, 2009. During 2008, Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and paid Capstone $1.4 million in fees. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: Common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends The Company paid $0.7 million of the fees to Capstone in cash and applied the remaining $0.7 million to Capstone’s purchase of $0.7 million of November Debentures. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common.

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

NOTE 18. Business Concentration.

During the six-month period ended June 30, 2009, a major customer represented $4.3 million (13%) of total revenues, while a different major customer represented $6.7 million (37%) of total revenues for the three-month period ended June 30, 2008.

At June 30, 2009, two major customers represented $0.9 million (13%), and $0.8 million (11%), of accounts receivable. At December 31, 2008, a major customer represented $1.0 million (17%) of accounts receivable.

NOTE 19. Geographic and Other Information.

Revenues generated outside the United States for the six-month periods ended June 30, 2009 and 2008, respectively, totaled $0.5 million and $7.2 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union and Canada. As of June 30, 2009 and December 31, 2008, the Company’s international identifiable assets outside the United States totaled less than $0.2 million for both periods. All of the Company’s international identifiable assets were located in the United Kingdom.

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

NOTE 20. Subsequent Events.

The Company has evaluated subsequent events through the issuance of these condensed consolidated financial statements on August 19, 2009.

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

The Company also authorized the issuance of up to $4.125 million of secured convertible original issue discount debentures to certain creditors of the Company in exchange for release of up to $2.5 million of obligations to such creditors (with the debentures to contain an OID factor of up to $1.625 million), and coupled with warrants to purchase up to 12.891 million shares of Common Stock, all exercisable or convertible at $0.24 per share, subject to adjustment.

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

As of June 30, 2009, the Company’s current liabilities exceeded its current assets by $29.9 million. Included in the current liabilities is $13.2 million of current maturities of long-term debt, net of $24.8 million of debt discount associated with the year-to-date fair value of related warrants and embedded derivatives and $17.3 million associated with original issue discount and imputed interest. Cash on hand at June 30, 2009 was $1.3 million (not including $0.5 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $35.2 million and a net loss from continuing operations of $6.4 million for the six-month periods ended June 30, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.0 million relating to the accounting treatment for stock and options. The current period includes non-cash charges of $19.8 million from the change in fair value of embedded derivatives and warrants, and $5.5 million of non-cash charges from the change in debt discounts. The results for the six-month period ended June 30, 2008 include $4.3 million in non-cash expenses relating to the accounting treatment for stock and options, $2.0 million related to the amortization of debt discount, and non cash gain on warrants and derivatives of $11.0 million.

Cash used in operating activities from continuing operations was $3.1 million and $6.9 million for the six-month period ended June 30, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts will move the

Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

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

Results for the three-month period ended June 30, 2009 compared to 2008

Continuing Operations

Total revenues for the three-month period ended June 30, 2009 were $15.9 million compared to $8.6 million for the same period in 2008, representing an 84% increase. This increase is primarily due to the acquisition of VDUL.

Revenues generated from Optimization Solutions totaled $2.9 million for the three-month period ended June 30, 2009 compared to $5.0 million for the same period in 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $13.0 million for the three-month period ended June 30, 2009 compared to $3.6 million for the same period in 2008, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 21% for the three-month period ended June 30, 2009 compared to 51% for the same period in 2008. This decrease was driven primarily by the decrease in higher margin revenue from Optimization Solutions. Optimization Solutions’ gross margin totaled $(0.3) million or (10%) for the three-month period ended June 30, 2009 as compared to $3.6 million or 72% for the same period in 2008. Connectivity Solutions’ margin totaled $3.6 million or 28% compared to $0.8 million or 22% for the same period in 2008.

Operating expenses for the three-month periods ending June 30, 2009 and 2008 consist of the following:

	Three-month periods ended June 30,
	2009	2008
Compensation	$3,119	$4,802
Professional services	1,604	1,405
Depreciation and amortization	1,138	429
Other operating expenses	1,184	1,118

Total operating expenses	$7,045	$7,754

Compensation expense decreased $1.7 million for the three-month period ended June 30, 2009 as compared to 2008. Included in compensation expense for 2009 are non-cash charges of $0.2 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $2.4 million for the same period in 2008.

Professional services increased $0.2 million for the three-month period ended June 30, 2009 as compared to the three-month period ended June 30, 2008, due to additional advisory fees incurred.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $0.7 million for the three-month period ended June 30, 2009 as compared to June 30, 2008. This increase was due primarily to the acquisition of $19.4 million of intangible assets in November 2008 with the acquisition of VDUL.

Other operating expenses increased $0.1 million for the three-month period ended June 30, 2009 as compared to the same period for 2008. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended June 30, 2009 reflect interest of $3.1 million, an increase of $1.6 million from the three-month period ended June 30, 2008. Interest expense for the three-month periods ended June 30, 2009 and 2008 includes $2.8 million and $0.9 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt.

Results for the three-month period ended June 30, 2009 reflect a loss on warrants and derivatives of $5.8 million compared to a gain of $0.2 million for the comparable period in 2008. The current year’s loss was driven mainly by the $0.02 increase of the June 30, 2009 closing price of $0.18 versus the March 31, 2009 closing price of $.16, while 2008 included the effects of a modest amount of cashless exercises. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

The gain from discontinued operations for the three-month periods ended June 30, 2009 and June 30, 2008 was de minimis. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner and Nexvu.

Results for the six-month period ended June 30, 2009 compared to 2008

Continuing Operations

Total revenues for the six-month period ended June 30, 2009 were $32.1 million compared to $18.2 million for the same period in 2008, representing a 76% increase. This increase is primarily due to the acquisition of VDUL.

Revenues generated from Optimization Solutions totaled $5.8 million for the six-month period ended June 30, 2009 compared to $11.5 million for the same period in 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $26.3 million for the six-month period ended June 30, 2009 compared to $6.7 million for the same period in 2008, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 23% for the six-month period ended June 30, 2009 compared to 52% for the same period in 2008. This decrease was driven primarily by the decrease in higher margin revenue from Optimization Solutions. Optimization Solutions’ gross margin totaled $(0.6) million or (10%) for the six-month period ended June 30, 2009 as compared to $9.0 million or 78% for the same period in 2008. Connectivity Solutions’ margin totaled $7.8 million or 30% compared to $0.5 million or 7% for the same period in 2008.

Operating expenses for the first half of 2009 and 2008 consist of the following:

	Six-month periods ended June 30,
	2009	2008
Compensation	$6,712	$9,091
Professional services	3,343	3,547
Depreciation and amortization	2,276	965
Other operating expenses	2,375	1,833

Total operating expenses	$14,706	$15,436

Compensation expense decreased $2.4 million for the six-month period ended June 30, 2009 as compared to 2008. Included in compensation expense for 2009 are non-cash charges of $1.0 million related to the accounting treatment (pursuant to SFAS 123R) of certain stock option grants as compared to $4.3 million for the same period in 2008. Of the period over period increase in cash-based compensation, the division acquired in the fourth quarter of 2008 added $1.2 million. The balance of the Company reduced headcount and recorded net savings (period over period) of $0.7 million.

Professional services decreased $0.2 million for the six-month period ended June 30, 2009 as compared to the six-month period ended June 30, 2008, due to fewer advisory fees incurred.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $1.3 million for the six-month period ended June 30, 2009 as compared to June 30, 2008. This increase was due primarily to the acquisition of $19.4 million of intangible assets in November 2008 with the acquisition of VDUL.

Other operating expenses increased $0.5 million for the six-month period ended June 30, 2009 as compared to the same period for 2008. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the six-month period ended June 30, 2009 reflect interest of $6.2 million, an increase of $1.0 million from the six-month period ended June 30, 2008. Interest expense for the six-month periods ended June 30, 2009 and 2008 includes $5.5 million and $2.0 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt.

Results for the six-month period ended June 30, 2009 reflect a loss on warrants and derivatives of $19.8 million compared to a gain of $11.0 million for the comparable period in 2008. The current year’s gain was driven mainly by the $0.07 increase of the $0.11 closing share price of December 31, 2008 versus the June 30, 2009 closing price of $0.18, while 2008 included the effects of a modest amount of cashless exercises. In accordance with SFAS 133 AND EITF 00-19, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

The gain from discontinued operations for the six-month periods ended June 30, 2009 and June 30, 2008 was de minimis. The decreases in revenue and gain from discontinued operations were due to the sale of Frontrunner and Nexvu.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for the six-month period ended June 30, 2009 was principally due to the net loss from continuing operations of $35.2 million. The primary variance between operating loss and net cash used in operating activities from continuing operations for the six-month period ended June 30, 2009 was due to non-cash charges of $5.5 million, $1.0 million for stock-based compensation expense, and $2.3 million of depreciation and amortization. The variance between the operating loss and net cash used in operating activities from continuing operations during the six-month period ended June 30, 2008 was primarily due to the non-cash charges of $4.3 million for stock-based compensation expense, $1.0 million of depreciation and amortization, and an increase in allowed expenses of $2.9 million offset by an increase in accounts receivable of $8.0 million.

The cash used in investing activities from continuing operations during the six-month periods ended June 30, 2009 and 2008 was $0.2 million and $(0.03) million, respectively. Our capital expenditures in both 2009 and 2008 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash used by financing activities from continuing operations during the six-month periods ended June 30, 2009 was de minimis. Net cash provided by financing activities were $9.8 million for the six-month periods ended June 30, 2008.

There are various financial and non-financial covenants that the Company must comply with in connection with the Term Loan and Debentures. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first six-month period of 2009, the Company was subject to covenants related to EBITDA. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. See Notes to Consolidated Financial Statements. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings and accelerate the repayment of debt.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of June 30, 2009 or December 31, 2008.

Factors Affecting Future Performance

In evaluating our business, and us you should carefully consider the following risks. These risk factors contain, in addition to historical information, forward-looking statements that involve risks and uncertainties. Our actual results could differ significantly from the results discussed in the forward-looking statements. The order in which the following risks are presented is not intended to represent the magnitude of the risks described. Many of the risks set forth below are written as they apply to our business as presently constituted, but have similar if not identical application to the businesses of any companies us may acquire in the future.

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through June 30, 2009, we have incurred cumulative losses of $138.7 million compared to a cumulative loss of $103.4 million through December 31, 2008. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

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

As a result of the determination, the Company’s Common Stock is currently ineligible for quotation on the OTCBB. The Company had retained independent registered public accountants to complete the audit of its financial statements for the year ended December 31, 2008, as well as to review its interim financial statements for the six-month periods ended June 30, 2009 and June 30, 2008. It is the Company’s intention to apply for reinstatement of quotation of its Common Stock on the OTCBB promptly following such filings. During the period from delisting until reinstatement (if reinstatement is effected), it is expected that the Company’s Common Stock will be subject to quotation by broker/dealers electing to make a market in the Pink Sheets. There can be no assurances as to when, if at all, the Company’s securities will be reinstated for trading on the OTCBB.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, on the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2008. Based on that evaluation and the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures were not effective as of June 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control over Financial Reporting — Guidance for Smaller Public Companies, management concluded our internal control over financial reporting was not effective as of June 30, 2009.

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

As a result of the evaluation, management identified two material weaknesses with respect to internal controls over financial reporting:

•

The Company did not maintain sufficient levels of qualified personnel in our financial reporting processes. As a result, our internal controls over financial reporting did not include an effective control to ensure appropriate review and analysis of contingent terms in previous financing transactions, resulting in a restatement of the consolidated financial statements for the fiscal year ended December 31, 2007 in fiscal year 2008. The restatement required a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. See Notes to the Consolidated Financial Statements included in Item 8, herein. The Company’s 10-KSB for fiscal year ended December 31, 2007 and 10-QSB (beginning balances) for the interim period ended June 30, 2008 were subsequently amended as a result of the restatement, and

•

The Company has not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the next fiscal year.

In order to determine whether a control deficiency, or combination of control deficiencies is a material weakness, management considers all relevant information and evaluates the severity of each control deficiency that comes to its attention. Management also evaluates the effect of its compensating controls, which serve to accomplish the objective of another control that did not function properly, helping to reduce risk to an acceptable level. To have a mitigating effect, the compensating control should operate at a level of precision that would prevent or detect a misstatement that could be material. Based on our evaluation under the framework set forth in Internal Control over Financial Reporting — Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission, management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s internal controls over financial reporting were not effective as of June 30, 2009 as a result of the aforementioned material weaknesses.

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

During the second six-month period of 2008, a previously disclosed material weakness was addressed by increasing the number of members of our Board of Directors to nine and completing our search for independent directors in order to have a majority of our Board of Directors become independent, as defined in Item 407(a) of Regulation S-K. Amongst the incoming directors, two were determined to be “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. Subsequent to year-end, a member of the Board resigned and an additional, independent director was appointed. This member was determined to be an additional “audit committee financial expert” and assumed chairmanship of the audit committee. In addition, we have begun to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

The Company’s lack of resources resulted in the Company not establishing an adequate system for identifying, documenting and testing its internal control system. The Company’s process did not include a sustainable process for identifying and documenting systems and the related key controls at operating locations throughout the Company and periodically evaluating control design and operating effectiveness across the Company on an ongoing basis.

There were no changes in the internal control over financial reporting identified in management’s evaluation during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the internal controls over financial reporting.

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

Exhibits filed as a part of this quarterly report on Form 10-Q are listed in the Index to Exhibits located on page 46 of this Report.

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