Form 10-Q/A
period 2008-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-10-20
CIK 1116694

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

Explanatory Note:

This Amendment No. 2 (“this Amendment”) on Form 10-QSB/A to the Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 2008 and filed with the Securities and Exchange Commission on October 20, 2009 is in response to comments raised by the Securities and Exchange Commission.

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

See Exhibit Index below for a description of the documents that are filed as Exhibits to this report on Form 10-QSB/A or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/S/ PATRICK C. SHUTT
Patrick C. Shutt, Chief Executive Officer

/S/ JIM MCDEVITT
Jim McDevitt, Chief Financial and Accounting Officer

Dated: October 20, 2009

EXHIBIT INDEX

Exhibit Number	Description of Document

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

References

*	Filed herewith.