Form 10-Q/A
period 2008-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-10-20
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:

This Amendment No. 1 (“this Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2008 and filed with the Securities and Exchange Commission on October 20, 2009 is in response to comments raised by the Securities and Exchange Commission.

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

See Exhibit Index below for a description of the documents that are filed as Exhibits to this report on Form 10-Q/A or incorporated by reference herein. We will furnish a copy of any Exhibit to a security holder upon request.

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