Form 10-Q/A
period 2008-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-10-20
CIK 1116694

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

Explanatory Note:

This Amendment No. 1 (“this Amendment”) on Form 10-Q/A to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 and filed with the Securities and Exchange Commission on October 20, 2009 is in response to comments raised by the Securities and Exchange Commission.

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