Form 10-Q
period 2009-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2009-11-16
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, the issuer had outstanding 168,233,180 shares of its $0.0001 par value common stock.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$2,234	$4,598
Accounts receivable, net	6,746	6,277
Prepaid expenses and other current assets	941	844

Total Current Assets	9,921	11,719
Property and equipment, net	1,156	1,548
Intangible assets, net	23,329	26,182
Goodwill	13,993	13,993
Other assets	1,609	3,875

TOTAL ASSETS	$50,008	$57,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$11,962	$8,106
Accounts payable	12,385	12,636
Accrued expenses	4,153	4,971
Deferred revenue	4,060	4,349

Total Current Liabilities	32,560	30,062
Liabilities for warrants to purchase common stock	18,740	12,153
Embedded derivatives of convertible debt instruments	30,199	16,854
Deferred revenue	14	45

Total Liabilities	81,513	59,114

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Common stock, $.0001 par value; 350,000,000 authorized, 168,233,180 and 154,281,018 issued and outstanding at September 30, 2009 and December 31, 2008, respectively	17	16
Additional paid-in capital	105,137	101,606
Accumulated other comprehensive income (loss)	(41)	7
Accumulated deficit	(136,618)	(103,426)

Total Shareholders’ Equity (Deficit)	(31,505)	(1,797)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$50,008	$57,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008 As Restated	2009	2008 As Restated
REVENUES	$16,457	$5,789	$48,578	$23,963
COST OF REVENUES	12,524	3,976	37,411	12,623

GROSS MARGIN	3,933	1,813	11,167	11,340

OPERATING EXPENSES
Compensation	2,747	3,319	9,459	12,410
Travel and entertainment	260	300	935	1,098
Occupancy	413	423	1,230	1,069
Professional services	1,658	2,218	5,001	5,765
Insurance	79	125	240	314
Depreciation and amortization	1,139	446	3,415	1,411
Other operating expenses	416	95	1,138	295

TOTAL OPERATING EXPENSES	6,712	6,926	21,418	22,362

OPERATING LOSS	(2,779)	(5,113)	(10,251)	(11,022)
Interest expense	(4,322)	(1,941)	(10,511)	(7,092)
Registration rights and failure to file (penalties) recoveries	1,395	(1,140)	—	(2,280)
Gain (loss) on warrants and derivatives	7,565	(807)	(12,262)	10,186
Gain (loss) on extinguishment of debt and conversion of debt to stock	294	—	(68)	(5,217)
Income tax expense	(100)	—	(100)	—

Income (loss) from continuing operations	2,053	(9,001)	(33,192)	(15,425)
Income (loss) from discontinued operations, net of tax	—	239	—	551

NET INCOME (LOSS)	$2,053	$(8,762)	$(33,192)	$(14,874)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Loss from continuing operations	$0.01	$(0.06)	$(0.20)	$(0.10)
Income (loss) from discontinued operations	—	—	—	—

Net income (loss) per share of common stock – basic	$0.01	$(0.06)	$(0.20)	$(0.10)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Loss from continuing operations	$—	$(0.10)	$(0.20)	$(0.13)
Income (loss) from discontinued operations	—	—	—	—

Net loss per share of common stock – diluted	$—	$(0.10)	$(0.20)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2008 (As Restated)	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless exercise of stock options	804,626	—	—	—	—	—
Conversion of debt to common stock	20,261,890	2	12,703	—	—	12,705
Exercise of warrants	3,767,612	1	3,659	—	—	3,660
Registration rights penalty	477,185	—	241	—	—	241
Stock-based compensation expense	—	—	5,643	—	—	5,643
Foreign currency translation adjustment	—	—	—	—	19	19
Issuance of common stock	166,666	—	34	—	—	34
Net loss for the nine-month period ended September 30, 2008	—	—	—	(14,874)	—	(14,874)

Balance, September 30, 2008	149,230,018	$15	$99,742	$(125,641)	$(70)	$(25,954)

Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	13,952,162	1	1,976	—	—	1,977
Expired warrants	—	—	6	—	—	6
Stock-based compensation expense	—	—	1,549	—	—	1,549
Foreign currency translation adjustment	—	—	—	—	(48)	(48)
Net loss for the nine-month period ended September 30, 2009	—	—	—	(33,192)	—	(33,192)

Balance, September 30, 2009	168,233,180	$17	$105,137	$(136,618)	$(41)	$(31,505)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Nine-month periods ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash used in operating activities from continuing operations	$(7,721)	$(9,525)
Net cash used in operating activities from discontinued operations	—	(431)

NET CASH USED IN OPERATING ACTIVITIES	(7,721)	(9,956)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(170)	(57)
Proceeds from sale of Nexvu	—	846

Net cash used in investing activities from continuing operations	(170)	(57)
Net cash provided by investing activities from discontinued operations	—	846

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(170)	789

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of debt	5,600	11,201
Repayment of long-term debt	(25)	—
Payment of financing costs	—	(1,595)
Issuance of common stock	—	1,048

Net cash provided by financing activities from continuing operations	5,575	10,654
Net cash provided by financing activities from discontinued operations	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	5,575	10,654

Effect of exchange rate on cash and equivalents	(48)	19

Increase (decrease) in cash and cash equivalents	(2,364)	1,506
Cash and cash equivalents – beginning of period	4,598	859

Cash and cash equivalents – end of period	$2,234	$2,365

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$1,053	$756

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	2,931	8,743
Registration rights and failure to file penalties	—	241
Conversion of accounts payable to VPP debentures	1,207	—
July debentures issued under intercreditor agreement	400	—
Issuance of common stock for cashless conversion of warrants	—	3,660

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2009 (Unaudited)

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

Basis of Presentation

The Company’s unaudited consolidated financial statements as of and for the three and nine-months ended September 30, 2009 and 2008, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and nine-months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for the most recent disclosure of the Company’s accounting policies.

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

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits by $1.7 million and $4.1 million for the nine-month period ended September 30, 2009 and the year ended December 31, 2008, respectively. Daily cash balances in the operating accounts are monitored and adjusted, as appropriate. These balances could be impacted if one or more of the financial institutions with Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents; however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Cash and Cash Equivalents

The Company considers those short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents.

Restricted Cash

At September 30, 2009 and December 31, 2008, the Company had $0.6 million and $0.5 million of restricted cash for outstanding letters of credit, respectively. The letters of credit expire within one year of issuance; therefore, restricted cash is classified with other current assets.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. Such allowance for potentially uncollectible accounts receivable is based upon prior experience and management’s assessment of the collectability of existing accounts. The total allowance for uncollectible accounts was $6.7 million and $6.8 million as of September 30, 2009 and December 31, 2008, respectively. The September 30, 2009 allowance includes $5.7 million related to one major international customer, $0.3 million related to GCG, and $0.7 million related to the acquisition of VDUL’s customers. The Company’s policy is to write-off accounts receivable balances once management has deemed them to be uncollectible.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Provision for depreciation is made generally at rates designed to allocate the cost of the property and equipment over the estimated useful lives of three to fifteen years. Depreciation is calculated using the straight-line method. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized.

Impairment of Long-lived Assets

The Company assesses the impairment of long-lived assets, which include property, equipment and amortizable intangible assets, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important, which could trigger an impairment review, include the following:

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

The impairment of long-lived assets held for sale is measured at the lower of book value or estimated fair value less cost to sell. The recoverability of long-lived assets held and used is assessed based on a comparison of the carrying amount of the asset to the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset. Should the carrying value be higher than the undiscounted cash flows, an impairment charge would be recorded to write the asset down to its estimated fair value. The Company determines estimated fair value based on the estimated discounted cash flows, as well as specific independent appraisal in certain instances.

Although the Company has a recent history of operating losses, Management has determined that the long-lived assets are expected to provide adequate cash flows to demonstrate the recoverability of the long-lived assets’ reported carrying value. As such, no impairment charges were recognized related to the long-lived assets of the continuing operations for the nine-month period ended September 30, 2009 and 2008.

Goodwill

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

Deferred Financing Costs

Deferred financings costs, included in other long-term assets in the consolidated balance sheets, were $1.5 million and $3.7 million as of September 30, 2009 and December 31, 2008, respectively, both net of accumulated amortization of $0.8 million and $0.1 million, respectively. These costs represent fees incurred and paid in either cash or warrants to obtain debt financing and are amortized over the life of the related debt using the effective interest rate method.

Accounting for Debt Issued with Stock Purchase Warrants

Accounting for debt issued with detachable stock purchase warrants under the equity classification, provides for the proceeds of the debt to be allocated between the debt and the detachable warrants based on the relative estimated fair values of the debt security without the warrants and the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to additional paid-in capital and as a debt discount that would be amortized over the term of the debt. However, in certain circumstances the warrants must be accounted for as a liability, where the full estimated fair value of the warrant is established as both a liability and as a debt discount. As of September 30, 2009 and December 31, 2008, the Company does not have any warrants that merit equity classification.

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

Upon issuance of convertible debt instruments, the Company first determines whether the instrument and any conversion features and warrants, should be accounted for as a liability. The Company then considers whether the conversion option or other embedded features (such as puts and calls) require bifurcation from the debt or preferred stock. This consideration includes, among other things, an assessment of whether the embedded feature would qualify as a derivative, whether such a derivative is indexed to the Company’s common stock and whether the derivative would, if freestanding, be classified in shareholders’ equity (deficit). If it is determined that one or more embedded features are required to be bifurcated, those bifurcated features are separated from the debt as a bundle and accounted for as a liability or asset of the Company. The debt itself would then be recorded with a discount (if the separated features were a liability) or a premium (if the separated features were an asset) which would be amortized over the term of the debt. The Company has no such derivative assets, but it does have various derivative liabilities.

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

The Company follows extinguishment accounting for conversions of convertible debt in instances where the conversion features have been bifurcated from the convertible debt host contract and accounted for as liabilities since there is no equity conversion feature remaining in the debt instrument for accounting purposes. Therefore, while there may be a legal conversion of the debt, for accounting purposes both liabilities (i.e., the debt host contract and the bifurcated derivative liability) are subject to extinguishment accounting because such liabilities are being surrendered in exchange for common shares. As such, a gain or loss upon extinguishment of the two liabilities equal to the difference between the recorded value of the liabilities and the fair value of the common stock issued to extinguish them should be recorded.

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

In certain circumstances, the terms of the convertible securities and warrants require the Company to (i) file and keep effective a registration statement in regards to the common shares to be delivered upon conversion or exercise or (ii) convene a shareholders’ meeting for the purpose of authorizing for issuance additional shares of common stock in an amount sufficient to ensure that all shares of common stock underlying convertible debt and underlying warrants held by the holders of such convertible debt will be available for issuance in the event of conversion of such debt and/or exercise of such warrants. In certain of those cases, the Company may incur penalties for not meeting those requirements on a timely basis. The Company records any related penalties upon its assessment that such penalties will become due and payable to the holders. If such determination is made upon issuance or modification of the convertible securities or warrants, the related penalties are considered in the overall accounting for the issuance of those securities. If such determination is made subsequent to the issuance or modification, which is almost always the case, the related penalties are charged to expense.

Fair Value Measurements

The Company defines fair value as the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and emphasizes that fair value is a market-based measurement and not an entity-specific measurement and uses the following hierarchy in fair value measurements and expands the required disclosures of assets and liabilities measured at fair value:

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

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at September 30, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2009
Derivative financial instruments	—	$30.2	—	$30.2
Warrant liability	—	$18.7	—	$18.7

Fair Value of Financial Instruments not measured at fair value on a recurring basis: The carrying amount of cash, accounts receivable, debt, and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments. Long-term debt approximates fair value due to the interest rates on the promissory notes approximating current market rates.

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

The Company recognizes revenue only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed and collectability of the resulting receivable is reasonably assured.

While customers may purchase services separately, sales often include multiple offerings that cross business units. At the inception of such arrangements, the deliverables are evaluated to determine whether they represent separate units of accounting. The Company’s policy regarding this determination of separate units is based on all of the following criteria being met: the delivered item has value to the customer on a standalone basis, there is objective and reliable evidence of the fair value of the items(s), and delivery or performance of the item(s) is considered probable and substantially in the Company’s control. Revenue is allocated to each unit of accounting in a transaction-based on its fair value as determined by vendor objective evidence. Vendor objective evidence of fair value for all elements of an arrangement is based upon the normal pricing and discounting practices when sold to other customers. If vendor objective evidence of fair value has not been established for all items under the arrangement, no allocation can be made, and revenue is recognized on all items over the term of the arrangement.

As part of the revenue recognition process, the Company records provisions for estimated offering returns and allowances as determined by historical sales returns, reviewing economic trends, and changes to customer’s demands. Cancellation charges that are included in Company contracts are recorded upon management’s determination that the customer has violated the terms of the contract.

Optimization Consulting: The Company contracts these services on a contingent basis, where the Company is paid a non-recurring fee-based on a percentage of the savings achieved from the engagement. Savings in off-net access can be identified through the novation of existing circuits, least-cost carrier upgrades, point-of-presence re-homing, and aggregation of circuits into higher bandwidth facilities. Revenues related to optimization recommendations that require additional action before acceptance or implementation are deferred until such contingency is resolved.

Automated Pricing Software: The Company allocates revenue to software licenses and to the related maintenance based on the residual method of accounting, whereby the software revenue is recognized upon offering acceptance by the customer and the maintenance allocation is recognized over the annual life of the license. The Company has established Vendor Specific Objective Evidence (VSOE) for the value of its post-contract maintenance support agreement at 20% of the license amount, which is based on the amount charged to its customers in the renewal year. Therefore, the Company allocates 20% of the revenue of the arrangement to maintenance and the remaining amount to the software license.

Remote Management Services: The Company recognizes revenue from the installation and servicing of the arrangement ratably over the term of the contract with no allocation to either installation or monthly monitoring since the installation has no value to the customer on a standalone basis.

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

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state, local, and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. Generally, tax years ended December 31, 2005 and forward remain subject to examination by major tax jurisdictions as of September 30, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company classifies interest and penalties as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008 As Restated	2009	2008 As Restated
Net income (loss), as reported	$2,053	$(8,762)	$(33,192)	$(14,874)
Foreign currency translation adjustment	2	34	(48)	19

Comprehensive income (loss)	$2,055	$(8,728)	$(33,240)	$(14,855)

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

NOTE 2. Recent Accounting Pronouncements.

In June 2009, the Financial Accounting Standards Board (FASB) issued Accounting Standards Codification Subtopic (ASC) 105-10-05 which established The FASB Accounting Standards Codification and the Hierarchy of GAAP (Codification) as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by non-governmental entities. SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants. ASC 105-10-05 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it has not impacted the Company’s condensed consolidated financial statements. The Company has adjusted all historical GAAP references in this Form 10-Q for the third quarter of 2009 to reflect accounting guidance references included in the Codification.

In June 2009, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (SFAS 166), which has yet to be codified in the ASC. Once codified, the standard would amend ASC 860, Transfers and Servicing. SFAS 166 amends the existing guidance on transfers of financial assets. The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the de-recognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which has yet to be codified in the ASC. Once codified, the standard would amend ASC 810, Consolidation. The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity. SFAS 167 is effective January 1, 2010. The Company presently does not have variable interest entities; therefore, there will not be an impact on the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value (ASU 2009-05). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009, which would be the fourth quarter of 2009 for the Company. The Company is currently evaluating the impact of the pending adoption this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.

NOTE 3. Going Concern.

As of September 30, 2009, the Company’s current liabilities exceeded its current assets by $22.6 million. Included in the current liabilities is $12.0 million of current maturities of long-term debt, net of $32.1 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $23.1 million associated with original issue discount and imputed interest. Cash on hand at September 30, 2009 was $2.2 million (not including $0.6 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $33.2 million and $15.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.5 million relating to the accounting treatment for stock and options. The current nine-month period includes non-cash loss of $12.3 million from the change in fair value of embedded derivatives and warrants, and $8.9 million of amortization of debt discounts, interest paid-in-kind and Original Issue Discount (OID). The results for 2008 include $5.6 million in non-cash expenses relating to the accounting treatment for stock and options, $2.0 million related to the amortization of debt discount, a $5.2 million loss on debt extinguishments, and a non-cash gain on warrants and derivatives of $10.2 million. Cash used in operating activities from continuing operations was $7.7 million and $9.5 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts are expected to move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

Notwithstanding the above, the Company continues to find support among its shareholders and other investors, as evidenced by the $5.6 million and $35.8 million financing completed in 2009 and 2008, respectively. This capital was used to fund the VDUL acquisition, to strengthen its core logistics business model, and to support existing operations.

NOTE 4. Acquisition.

On November 14, 2008, CGSI, through its wholly-owned subsidiary Capital Growth Acquisition, Inc. (CGAI), entered into an Interest and Loan Purchase Agreement (the ILPA) with an administrator for the estate of Vanco, plc, the corporate parent of VDUL (Seller) for the purchase of all of the outstanding membership interests (the Interests) of VDUL. For full details of the transaction, see the Company’s Form 10-K for the year ended December 31, 2008.

The acquisition of Interests was accounted for using the purchase method. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from November 20, 2008, the date of acquisition. The purchase price, as adjusted, was allocated as of the Financial Closing and resulted in goodwill of approximately $1.5 million.

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

The following unaudited pro forma consolidated condensed results of continuing operations are presented as though VDUL had been acquired as of January 1, 2008:

	Nine-month periods ended September 30,
	2009	2008
Revenues	$48,578	$58,299
Loss from continuing operations	(33,192)	(11,117)
Basic and diluted income (loss) per share from continuing operations	(0.20)	(0.08)

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

On August 26, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (“Purchaser”) pursuant to which Nexvu sold its assets to the Purchaser. The purchase price for the assets was $0.25 million, of which $0.125 million was paid at closing with the balance due in 2009. The Purchaser signed a promissory note for $0.125 million. The note was paid in full, including interest, in November 2009.

The Company has classified both of these entities as discontinued operations. Revenues for the nine-month period ended September 30, 2008 were $1.0 million. Losses from discontinued operations for the nine-month period ended September 30, 2008 were $0.1 million. The operating results related to Frontrunner and Nexvu are included in discontinued operations of the Company through the sale date. Gain on sale of discontinued operations for the nine-month period ended September 30, 2008 was $0.7 million.

NOTE 6. Property and Equipment.

Property and equipment consists of the following:

	September 30, 2009	December 31, 2008
Furniture and fixtures	$343	$343
Computer equipment	992	963
Leasehold improvements	813	782
Machinery and equipment	1,589	1,478

	3,737	3,566
Accumulated depreciation	(2,581)	(2,018)

Net property and equipment	$1,156	$1,548

Depreciation of property and equipment was $0.6 million and $0.5 million for the nine-month periods ended September 30, 2009 and September 30, 2008, respectively. Depreciation expense of $0.2 million was recorded for both of the three-month periods ended September 30, 2009 and 2008.

NOTE 7. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and amortization for the periods ended September 30, 2009 and December 31, 2008 for each major intangible asset class are as follows:

		September 30, 2009
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(3,092)	$9,123
Trade names	3	350	(333)	17
Customer base	6 to 15	16,510	(2,321)	14,189

Total	13.02 weighted average years	$29,075	$(5,746)	$23,329

		December 31, 2008
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	5 to 15	$12,215	$(1,625)	$10,590
Trade names	3	350	(246)	104
Customer base	6 to 15	16,510	(1,022)	15,488

Total	13.02 weighted average years	$29,075	$(2,893)	$26,182

Amortization expense year to date for the nine-month periods ended September 30, 2009 and 2008 related to the intangible assets was $2.8 million and $0.9 million, respectively. Amortization expense of $0.9 million and $0.3 million was recorded for the three-month periods ended September 30, 2009 and 2008, respectively.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 3 months of 2009	$939
2010	3,434
2011	3,206
2012	2,810
2013	2,527
Thereafter	10,413

Total	$23,329

The Company did not recognize any impairment charges related to the long-lived assets of continuing operations for the nine-month period ended September 30, 2009 and the year ended December 31, 2008.

Goodwill is the excess of cost of an acquired entity over the amounts assigned to assets acquired and liabilities assumed in a business combination. Goodwill is tested for impairment annually and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate the carrying amount may be impaired. There have not been any current events or circumstances that would indicate an impairment of goodwill exists nor any changes in the carrying amount of goodwill for the nine-month period ended September 30, 2009 in the continuing operations.

The value at acquisition and current carrying cost for each acquired company are as follows:

	September 30, 2009		December 31, 2008
	Gross Carrying Cost	Acquired Value	Gross Carrying Cost	Acquired Value
Acquisition of 20/20	$8,810	$8,810	$8,810	$8,810
Acquisition of CentrePath	1,754	1,754	1,754	1,754
Acquisition of GCG	1,949	1,949	1,949	1,949
Acquisition of VDUL	1,480	1,480	1,480	1,480

Total	$13,993	$13,993	$13,993	$13,993

NOTE 8. Accrued Expenses.

Accrued expenses consist of the following:

	September 30, 2009	December 31, 2008
Disputed claims with carriers	$1,094	$606
Compensation and payroll taxes	225	539
Professional services	498	1,418
Interest expense	225	103
Excise taxes	460	909
Other	1,651	1,396

Total accrued expenses	$4,153	$4,971

NOTE 9. Debt.

Debt consists of the following:

	September 30, 2009	December 31, 2008
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2009, extends to November 2010 effective with the Final Closing, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million, plus paid-in-kind interest of $0.4 million, net of unamortized debt discount of $1.3 million. At December 31, 2008, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $2.0 million.	$7,612	$6,489
Amended March Debentures, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due November 2009, extends to March 2015 effective with the Final Closing, outstanding principal balance of $26.9 million, net of unamortized original issue discount and debt discount of $11.4 million and $14.7 million, respectively. At December 31, 2008, the outstanding principal balance was $29.9 million, net of unamortized original issue discount and debt discount of $12.1 million and $17.1 million, respectively.	758	695
November Debentures, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2009, extends to November 2015 effective with the Final Closing, outstanding principal balance of $14.9 million, net of unamortized original issue discount and debt discount of $5.7 million and $8.8 million, respectively. At December 31, 2008, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.8 million and $8.9 million, respectively.	339	245
July Debentures, issued in July 2009 and August 2009, original issue discount and debt discount at issuance of $4.5 million and $5.2 million, respectively, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), and due May 2011, outstanding principal balance of $10.5 million including $0.03 million payment-in-kind interest, net of unamortized original issue discount and debt discount of $4.2 million and $4.8 million, respectively.	1,524	—
VPP Debentures, issued in July 2009, original issue discount and debt discount at issuance of $0.8 million and $1.2 million, respectively, and due November 2011, outstanding principal balance of $2.0 million, net of unamortized original issue discount and debt discount of $0.7 million and $1.1 million, respectively.	173	—
Seller Debenture, non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due November 2009, extends to May 2011 effective with the Final closing and renewable monthly thereafter, outstanding principal balance of $4.0 million, net of unamortized debt discount of $2.5 million. At December 31, 2008, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $3.4 million.	1,520	617
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand.	36	60

Total	11,962	8,106
Less: current maturities	11,962	8,106

Long-term portion	$—	$—

All long-term debt is presented as a current obligation as a result of the Company’s anticipation of continued events of default on certain reporting and administrative covenants and its inability to predict the continued issuance of waivers by its lenders. The long-term debt commitments including the maturity value of original issue discount securities are $67.2 million as of September 30, 2009. This amount does not include minimum interest due on the term note per the default clause of the agreement.

In July 2009, the Company entered into the following agreements: (i) a Second Amendment, and Waiver Agreement (the Second Amendment) with ACF CGS, L.L.C., which amends certain conditions contained in the Term Loan and governs the priorities and payments in favor of the Senior Lender, (ii) a July Debt Subordination and Intercreditor Agreement (the July Debentures) with the holders of its junior secured convertible debentures issued on November 30, 2008 (November Debentures) and (Amended March Debentures), pursuant to which the holders waived and amended certain conditions contained in the November and Amended March Debentures and the corresponding securities purchase agreement which enabled the Company to enter into the Second Amendment and Waiver Agreement, and agree to subordinate the debt to the Senior Lender, (iii) a Vendor Payment Plan Debt Subordination and Intercreditor Agreement (the VPP Debenture) with the holders of its junior secured convertible debentures issued on November 30, 2008 (November Debentures) and (Amended March Debentures), pursuant to which the VPP holders agreed to subordinate the debt to all debt outstanding as of July 31, 2009, (iv) a Securities Purchase Agreement (the July SPA) with the holders of its junior secured convertible debentures, pursuant to which the Company issued the July Debentures and VPP Debenture.

In April 2009, the Company entered into a First Amendment, Waiver, Extension and Consent Agreement (the First Amendment) with ACF CGS, L.L.C., pursuant to which the holders waived and amended certain conditions contained in the Term Loan and governs the priorities and payments in favor of the Senior Lender.

In November 2008, the Company entered into the following agreements: (i) a Term Loan and Security Agreement (Term Loan Agreement) with ACF CGS, L.L.C (Agent or Senior Lender); (ii) a Consent, Waiver, Amendment, and Exchange Agreement (the Waiver Agreement) with the holders of its senior secured convertible debentures issued on March 11, 2008 (March Debentures), pursuant to which the holders waived and amended certain conditions contained in the March Debentures and the corresponding securities purchase agreement, and which enabled the Company to enter into the Term Loan Agreement, to amend and restate the March Debentures (Amended March Debentures) and to issue Junior Secured Convertible Debentures (November Debentures); (iii) a new Securities Purchase Agreement (November SPA), pursuant to which the Company issued the November Debentures; (iv) a $3 million unsecured subordinated convertible debenture issued to the Seller of Vanco Direct (Seller Debenture), which, by its terms, subsequently increased by $1 million to $4 million; (v) an intercreditor agreement which governs the priorities and payments in favor of the Senior Lender (Senior Lender Intercreditor Agreement) relative to the holders of the Amended March Debentures and the November Debentures (collectively, the Debentures or Junior Secured Creditors); and (vi) an intercreditor agreement which governs the priorities and payments in favor of the Junior Secured Creditors (the Junior Lender Intercreditor Agreement) relative to the holder of the Seller Debenture.

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

The Term Loan matures November 2010. The Company may voluntarily prepay the Term Loan upon at least 30 days prior written notice to the Borrowers. If the Term Loan is prepaid at any time within the first 12 months of the Term Loan, the Company is required to pay as an exit fee any shortfall to 12 months of interest, calculated by applying the then applicable interest rate for the balance of the twelve-month period. The prepayment premium is 2% of the outstanding balance paid, or 1% of the $8.5 million original principal amount if the Company repays the Term Loan during months 12-18 or 19-24 from the origination date, respectively. The Term Loan Agreement contains certain mandatory prepayments which, when made, do not trigger any of the prepayment premiums. If the Company sells assets outside of the ordinary course of business or incurs additional indebtedness after the Financial Closing, the Company must use the net proceeds to pay down the Term Loan. Similarly, the Company has agreed that two-thirds of any collections it receives on its existing accounts receivable with its largest customer as of September 30, 2008 will be used to pay down the Term Loan. The Term Loan Agent waived the right to apply the proceeds of the July Debentures and the VPP Debentures to pay down the Term Loan in the Intercreditor Agreement.

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company is subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of VDUL) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of September 30, 2009 the Company was in compliance with the EBITDA covenant. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million within 175 days from the Financial Closing date of July 31, 2009.

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

The Borrowers had entered into a Forbearance Agreement on July 9, 2009 (effective as of July 7, 2009), which constituted an additional “Loan Document” under the Loan Agreement, and which was subsequently superseded by Second Amendment and Waiver Agreement which amended the Term Loan Agreement effective as of July 31, 2009 and introduced certain additional financial and reporting covenants. The Forbearance Agreement provided that, as of the Effective Date (as defined therein), if certain specified conditions were met that the percentage of the collection that the Borrowers received (if any) with respect to the accounts receivable subject to the lawsuit referenced above, were to be applied toward the pay down of obligations of the Borrowers under the Loan Agreement, was to be increased to 75%. The agreement also contained an acknowledgement that the $42,500 amendment fee paid by the Borrowers previously should be in consideration for the forbearance of the enumerated defaults through the Effective Date, and that the Borrowers remained obligated with respect to all reasonable fees and disbursements of Agent’s counsel in connection with the Forbearance Agreement or other related matters.

Amended March Debentures: Pursuant to the November 20, 2008 Waiver Agreement, the holders of $16 million of original principal amount of March Debentures exchanged their March Debentures due March, 2013 for $28.0 million of Amended March Debentures, convertible into common stock at $0.24 per share (the Tranche 1 Amended March Debentures). The principal amount of the Tranche 1 Amended March Debentures is comprised of the $16 million original principal amount of the March Debentures plus the sum of the following: (i) the remainder of the interest that would have accrued under the March Debentures, $6.0 million; (ii) 25% of the original principal amount of the March Debentures, $4.0 million; (iii) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, $1.9 million; and (iv) interest on the liquidated damages at 16% per annum, $0.1 million (collectively, the Tranche 1 Add-on Amount).

The remaining March Debentures were held by two affiliated holders, who held a total of $3.0 million of original principal amount. The two affiliated holders subsequently reduced their original principal amount to an aggregate outstanding balance of $2.5 million through conversions of their principal to common stock. Pursuant to the November 20, 2008 Waiver Agreement, the Company exchanged their March Debentures for $2.9 million of Amended March Debentures (the Tranche 2 Amended March Debentures), which mirror the terms of the Tranche 1 Amended March Debentures. The principal amount of the Tranche 2 Amended March Debentures is comprised of the $2.5 million outstanding balance of the March Debentures plus the sum of the following: (i) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, $0.4 million and (ii) legal fees incurred by the two affiliated holders in negotiation and documentation of the revised transactions (collectively, the Tranche 2 Add-on Amount). In addition, at the Financial Closing, the Company made a one-time payment to the two affiliated holders in the aggregate of $0.9 million, which was the sum of the interest accrued on the March Debentures up to the amendment date and the remainder of the interest that would have accrued under their March Debentures.

The Amended March Debentures are due March 2015. The warrants originally issued with the March Debentures, discussed below, remain outstanding and the March 2013 expiration date of the warrants was unchanged. The Amended March Debentures are original issue discount securities and do not call for the payment of interest over their term. The Company is required to make quarterly redemption payments of the Add-on Amounts beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The November 20, 2008 Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the Amended March Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the March Amended Debentures, or, alternatively, accrue the unpaid portion with interest until maturity.

In July 2009, in conjunction with the issuance of the July Debentures, Amended March Debenture holders were allowed the right to exercise up to the lesser of their Amended March Debenture balance or five times the subscription price of the July Debentures at $0.15 per share and the quarterly redemption payments due July 1, 2009 through April, 2012 were deferred until the Maturity date, March 11, 2015.

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $14.4 million of the face amount into common stock of the Company at $0.24 per share or up to 60.0 million shares on an as converted basis and convert up to an aggregate of $3.2 million of the face amount into common stock of the Company at $0.15 per share or up to 21.0 million shares on an as converted basis. During the quarter ended September 30, 2009, holders converted $0.7 million of the Amended March Debentures into 4.6 million shares of common stock. During the nine months ended September 30, 2009, holders converted $2.9 million of the Amended March Debentures into 13.9 million shares of common stock. During 2008, holders converted $1.0 million of the Amended March Debentures into 4.3 million shares of common stock.

The November 20, 2008, amendment and restatement of the March Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the March Debentures of $4.8 million. The write-off includes unamortized debt discount and deferred financing costs related to the March Debentures of $16.0 million and $1.1 million, respectively, the one-time payment to the holders of the Tranche 2 Amended March Debentures of $0.9 million, offset by the write-off the fair value of the embedded derivative liability related to the March Debentures of $10.8 million and the restructuring of the accrued registration rights penalties related to the March Debentures of $2.3 million. Upon issuance of the Amended March Debentures, the Company recorded original issue discount of $12.4 million based upon the difference between the aggregate $30.9 million face amount of the Amended March Debentures and the original principal amount of the March Debentures at the amendment date of $18.5 million. The Company determined that the conversion feature of the Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $24.2 million exceeded the $18.5 million original principal amount of the Amended March Debentures by $5.7 million, which was recognized immediately as interest expense. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 1.0%, expected term of 6.3 years and no dividends.

The July 31, 2009 modification to the Amended March Debentures was also deemed a debt extinguishment and the Company recorded a gain on extinguishment of the Amended March Debentures of $2.2 million. The extinguishment includes the write-off of unamortized debt discount and unamortized original issuance discount related to the Amended March Debentures of $13.2 million and $10.6 million, respectively, offset by the write-off the fair value of the embedded derivative liability related to the Amended March Debentures of $16.4 million. In connection with the modification of the Amended March Debentures, the Company recorded original issue discount of $12.0 million based upon the difference between the aggregate $27.6 million face amount of the modified Amended March Debentures and the principal amount of the Amended March Debentures at the amendment date of $15.6 million. The Company determined that the conversion feature of the modified Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase (i.e., the obligation of the Company to subsequently amend its Articles of Incorporation to authorize the issuance of additional shares of common stock sufficient to enable the holders of the Amended March Debentures, November Debentures, and July Debentures to convert all of such indebtedness to common stock, as well as to exercise all warrants issued to them in connection with the funding of such debt), was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $18.0 million exceeded the $15.6 million principal amount of the modified Amended March Debentures by $2.4 million, which was recognized with the gain on extinguishment. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: weighted average exercise price of $0.22 per share, expected volatility of 152.1%, risk-free interest rate of 2.71%, expected term of 5.6 years and no dividends. The warrants issued with the March Debentures were not changed by the July 31, 2009 modifications.

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

Pursuant to Registration Rights Agreement, on April 29, 2008, the Company filed a registration statement with the Securities Exchange Commission (SEC) to register all or the maximum amount permitted by the SEC of the common stock underlying the March Debentures and warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which provided their holders the rights to certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and was to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement undergoes a “full review” by the SEC). Failure to meet any of these obligations would subject the Company to liquidated damages equal to 2% of the original principal amount of the March Debentures for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the March Debentures, payable in cash unless otherwise agreeable to the Company and the March Debenture holder (and interest accrues on unpaid liquidated damages at 16% per annum).

The SEC elected to undertake a full review of the Company’s registration statement. Due to the complexity of the issues raised in that review and a resulting restatement of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company’s registration statement was not declared effective within the deadline. Accordingly, the Company accrued the maximum amount, $2.3 million, of the related liquidated damages.

November Debentures: On November 20, 2008, pursuant to the November securities purchase agreement (SPA), the Company completed the private placement of $9.0 million of November Debentures with a maturity value of $14.9 million. The Company incurred $2.0 million of debt issuance costs in connection with the SPA. The November Debentures are due November 2015. The November Debentures are original issue discount securities and do not call for the payment of interest over their term. In connection with the issuance of the November Debentures, the Company recorded original issue discount of $5.9 million based upon the difference between the principal amount due at maturity of $14.9 million and the subscription amount of $9.0 million. The Company is required to make quarterly redemption payments beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the November Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the November Debentures, or, alternatively, accrue the unpaid portion until maturity.

The November Debentures are convertible into common stock at $0.24 per share, or 62.0 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the November Debentures warrants to purchase an aggregate of 28.2 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of Authorized Share Increase. The Company determined that the conversion feature of the November Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the November Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $4.2 million and $9.6 million, respectively, and was recorded as additional debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The aggregate initial fair value of the warrants and embedded derivative of $13.8 million exceeded the $9.0 million original principal amount of the November Debentures by $4.8 million, which was recognized immediately as interest expense. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with the following average assumptions: common stock fair value of $0.22 per share, expected volatility of 141.6%, risk-free interest rate of 1.0%, expected term of 7.0 years for the derivative liability, 5.3 years for warrants, and no dividends.

In July 2009, in conjunction with the issuance of the July Debentures, November Debenture holders were allowed the right, upon an increase in Authorized Shares, to exercise up to the lesser of their November Debenture balance or five times the subscription price of the July Debentures purchased by them, at $0.15 per share and the quarterly redemption payments due July 1, 2009 through April 1, 2012 were deferred until the Maturity date, November 20, 2015. The modification to the November Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the November Debentures of $1.7 million. The extinguishment includes the write-off of unamortized debt discount and unamortized original issuance discount related to the November Debentures of $8.1 million and $5.3 million, respectively, offset by the write-off the fair value of the embedded derivative liability related to the November Debentures of $7.4 million. In connection with the modification of the November Debentures, the Company recorded original issue discount of $5.9 million based upon the difference between the aggregate $14.9 million face amount of the modified November Debentures and the principal amount of the November Debentures at the amendment date of $9.0 million. The Company determined that the conversion feature of the modified November Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount of $9.0 million and an increase to embedded derivative liability. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: weighted average exercise price of $0.20 per share, expected volatility of 152.5%, risk-free interest rate of 2.93%, expected term of 6.3 years and no dividends. The warrants issued with the November Debentures were not changed by the July 31, 2009 modifications.

Pursuant to the Senior Lender Intercreditor Agreement, the Amended March Debentures and the November Debentures are subordinate to the Term Loan. Under the security agreements for the Debentures, the Company granted to the Debenture holders a security interest in all of the assets of the Company. In addition, under the security agreement for the Amended March Debentures, the Company pledged the capital stock of each of its subsidiaries, subordinate to the collateral pledge of such securities to the Senior Lender.

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

Under the November SPA, except for certain exempt issuances including the conversion of the Amended March Debentures, the Company is prohibited from issuing any common stock or securities convertible or exercisable into shares of common stock until the Company’s shareholders approve the Authorized Share Increase. In addition, the November SPA contained an affirmative covenant requiring the Company to complete the Authorized Share Increase within 75 days from the Financial Closing. In February 2009, the Company obtained an amendment to the November SPA that extended the time for completion of the Authorized Share Increase to within 175 days from the Financial Closing (and which was further modified as provided in the July Debentures discussion below).

July Debentures: Effective July 31, 2009 and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited to the holders of the March and November debentures for entering into a waiver and amendment agreement which, among other things, consented to the issuance of the July Debentures, and inclusive of $0.1 million against liabilities of the Company to Aequitas Capital Management, Inc.) and $4.5 million of original issue discount added to principal, coupled with warrants to purchase up to 18.7 million shares of common stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units). The transaction resulted in proceeds to the Company of $5.6 million, before $0.2 million of financing fees. The July Debentures are secured by a security interest in the assets of the Company and its subsidiaries, and Aequitas Capital Management, Inc. has been appointed as collateral agent for the July Debenture holders.

At issuance, the July Debentures are convertible into common stock at $0.24 per share, or 43.8 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the July Debentures warrants to purchase an aggregate of 18.7 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of Authorized Share Increase. The Company determined that the conversion feature of the July Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the July Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $2.0 million and $3.2 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with the following average assumptions: common stock fair value of $0.16 per share, expected volatility of 152.4% for warrants and 154.5% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.0% for embedded derivatives, expected term of 5.3 years for warrants and 1.8 years for embedded derivatives and no dividends.

The Company realized a shortfall in collection of certain designated receivables or contract amounts by August 31, 2009. As a result, the July Units purchase agreement required a reduction in the conversion price of the July debentures and the exercise price of the associated warrants from $0.24 per share to $0.15 per share.

At the same time, the Company entered into a Second Amendment and Waiver Agreement (Second Amendment) with its Senior Lender, ACF CGS, L.L.C., as Agent for itself and other lenders with respect to $8.5 million of senior secured financing, restoring the loan to good standing and setting adjusted covenants and other terms and conditions.

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

Vendor Payment Plan (VPP): The Company has established a vendor payment plan designed to reduce past due obligations to certain of its vendors over time. In conjunction with the Second Amendment to the Loan Agreement, the Company issued $1.2 million subscription value, equal to the amount of vendor obligations, with a 65% original issue discount (OID) factor as Vendor Payment Plan Debentures, due November 2011, convertible at $0.24 per share into 8.3 million shares of common stock, along with 3.8 million detachable warrants expiring five years from the date of the authorized share increase. The VPP Security Agreement is substantially a similar form of security agreement (the “VPP Security Agreement”) as applicable to the July Security Agreement, with Aequitas Capital Management, Inc. to serve as the Collateral Agent.

At issuance, the VPP Debentures are convertible into common stock at $0.24 per share, or 8.3 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the VPP Debenture holders warrants to purchase an aggregate of 3.8 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of authorized share increase. The Company determined that the conversion feature of the VPP Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the VPP Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $0.4 million and $0.7 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with the following average assumptions: common stock fair value of $0.17 per share, expected volatility of 152.5% for warrants and 145.8% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.3% for embedded derivatives, expected term of 5.3 years for warrants and 2.3 years for embedded derivatives and no dividends.

The Company utilized the services of both Aequitas and Capstone Investments in accomplishing the aforementioned transactions. The substantial majority of the investors in the July debentures are from the same pool of investors that participated in the 2008 financings.

In addition to the items disclosed above, during negotiation of the July 31, 2009 debt instruments, the holders of the November Debentures and Amended March Debentures waived their rights to $1.4 million in registration rights penalties. The waiver of the registration rights penalties was accounted for as a recovery of registration rights penalties.

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

The Seller Debenture is convertible into shares of the Company’s common stock at a conversion rate of $0.24 per share, or 12.5 million shares. The Seller Debenture is convertible at any time at the option of the Seller, but not before the Company’s Authorized Share Increase. The Company determined that the conversion feature of the Seller Debenture was an embedded derivative. The estimated fair value of the embedded derivative as of the issuance date of the Seller Debenture, adjusted for the probability of the timing of the Authorized Share Increase, of $2.0 million was recorded as debt discount and an increase to embedded derivative liability. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.6%, risk-free interest rate of 1.0%, expected term of 2.5 years and no dividends.

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

NOTE 10. Liability for Warrants and Embedded Derivatives.

Pursuant to ASC 815-10, the conversion features of debt are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability (embedded derivatives of convertible debt) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

As of September 30, 2009 and December 31, 2008, the fair value of the derivatives embedded in the convertible debt was $30.2 million and $18.8 million, respectively. The assumptions used to value the embedded derivative liability at September 30, 2009 were: exercise price of $0.20, weighted average life of 4.4 years, volatility 153.6%, and risk free interest rate of 1.9%. At December 31, 2008, the assumptions used were: exercise price of $0.24, weighted average life of 6.1 years, volatility 145.3%, and risk free interest rate of 1.0%.

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations. As of September 30, 2009 and December 31, 2008, the fair value of the warrants was $18.7 million and $12.2 million, respectively. The assumptions used to value the warrant liability at September 30, 2009 were: weighted average exercise price of $0.24, weighted average life of 3.5 years, weighted average volatility 155.8%, and weighted average risk free interest rate of 1.6%. At December 31, 2008, the assumptions used were: exercise price of $0.26, weighted average life of 3.6 years, volatility 145.3%, and risk free interest rate of 0.8%.

The embedded derivatives and warrants associated with the Term Loan, the Amended March Debentures, the November Debentures, the Seller Debenture, the July Debentures and the VPP Debentures were valued using a Black-Scholes Model. The right to convert a portion of the debt to common stock, which creates the embedded derivative liability and certain warrants can only be exercised upon an increase in the Company’s authorized shares. Based on a management survey of available studies relative to shareholder resolution approvals, these valuations have been reduced 25% as a result of the uncertainty related to the share increase authorization.

NOTE 11. Warrants.

At September 30, 2009 and December 31, 2008, respectively, the Company had 190.3 million and 181.1 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance. Warrants issued in connection with the November Debentures, July Debentures and VPP Debentures expire five years from the date of the Authorized Share Increase.

The table below summarizes the warrant expiration dates as of September 30, 2009:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2009	23,977	$0.25-$0.31	$0.268
2010	675	$0.27-$0.35	0.306
2011	7,846	$0.45-$0.70	0.576
2012	13,000	$0.15-$0.25	0.198
2013	94,063	$0.24	0.240
2014	50,724	$0.15-$0.24	0.207

Total warrants outstanding	190,285		$0.246

All outstanding warrants expire no later than December 31, 2014 with the exception of the warrants issued in connection with the November Debentures, July Debentures and VPP Debentures, which expire 5 years from the Authorized Share Increase.

Warrant activity from December 31, 2008 through September 30, 2009 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2008	181,083	$0.261
Warrants issued	22,521	0.240
Exercised	—	—
Modified	(46,241)	0.270
Modified	46,241	0.220
Forfeited/cancelled	(13,319)	0.270

Outstanding at September 30, 2009	190,285	$0.246	3.5	$—

There were 22.5 million warrants issued during the three and nine-month periods ended September 30, 2009, with a weighted average fair value of $0.108. A total of 13.3 million warrants expired during the nine-month period ended September 30, 2009.

During the nine-month period ended September 30, 2008, 8.2 million warrants were exercised using the cashless method and 0.1 million warrants were issued for cash. Additionally, 21.7 million warrants were issued, and none were cancelled. The intrinsic value of warrants exercised in the nine-months ended September 30, 2008 was $1.0 million.

During the three-month period ended September 30, 2009, the exercise price of warrants changed pursuant to the July Debentures as follows: 12.4 million warrants from $0.31 to $0.28, 0.4 million warrants from $0.29 to $0.27, 14.7 million warrants from $0.27 to $0.25, and 18.7 million warrants from $0.24 to $0.15. The fair value of this modification was $0.05 million and was charged to gain (loss) on warrants and derivatives.

NOTE 12. Share-Based Compensation.

Long-Term Incentive Plans

The Company has adopted various long-term incentive plans under which, at December 31, 2006, 7,505,000 shares of common stock and equivalents were authorized to be granted and an additional 56,330,000 common stock, stock options, or other equity-based compensation units were authorized during 2007. During 2007, the Board of Directors authorized an additional 56,330,000 shares under the agreements. At December 31, 2007, these plans authorized a total of 70,335,000 shares of common stock, stock options, or other equity-based compensation units for issuance.

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

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of September 30, 2009, the Company has authorized up to 66,015,000 shares to be issued under these arrangements.

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

Activity under the stock option plans and Board-approved stock grants with time-based vesting for December 31, 2008 through September 30, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	32,573	$0.502
Granted	800	0.240
Exercised	—	—
Forfeited/cancelled	(916)	0.655

Outstanding at September 30, 2009	32,457	$0.490	6.9	$—

Exercisable at September 30, 2009	25,754	$0.465	7.1	$—

Time-based awards generally vest 25% upon issuance and 25% on the successive three anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time-based vesting granted during the nine-month periods ended September 30, 2009 and 2008 was $0.124 and $0.554, respectively. For the nine-month periods ended September 30, 2009 and 2008, respectively, the Company recognized compensation expense for stock option awards totaling $1.5 million and $4.5 million, respectively. In the three-month period ended September 30, 2009 and 2008, compensation expense was $0.6 million and $0.9 million, respectively. At September 30, 2009, unamortized compensation associated with time-based options totaled $3.4 million with a remaining weighted average amortization period of 1.2 years.

Activity under the stock option plans and Board-approved stock grants with performance-based vesting for December 31, 2008 through September 30, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	31,050	$0.355
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(883)	0.590

Outstanding at September 30, 2009	30,167	0.348	7.7	$—

Exercisable at September 30, 2009	1,000	$0.700	6.9	$—

Performance-based awards generally vest 33% to 50% upon attaining targeted revenue growth, and gross profit margins, and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the nine-month period ended September 30, 2009. For the nine-month periods ended September 30, 2009 and 2008, respectively, the Company recognized compensation expense for performance-based stock option awards totaling $0.1 million and $1.1 million, respectively. For the three-month period ended September 30, 2009, compensation expense was reduced by $0.1 million as performance criteria were deemed unlikely for certain options. During the three-months ended September 30, 2008, compensation expense of $0.4 million was recognized. At September 30, 2009, unamortized compensation associated with performance-based options totaled $13.6 million with a remaining weighted average amortization period of 1.2 years.

The assumptions used to calculate the fair value of stock option grants issued are as follows:

	Nine-month period ended September 30, 2009	Year ended December 31, 2008
Expected volatility	146.4%-149.1%	130.8%-149.8%
Weighted-average expected volatility	147.8%	140.1%
Expected term (in years)	6.0	6.3
Weighted-average risk-free interest rate	2.53%	2.57%
Expected dividends	—	—

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

No options were exercised during the nine-month period ended September 30, 2009. No tax benefit has been recorded related to stock-based compensation expense.

NOTE 13. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. Effective June 25, 2007, an amendment to the Company’s articles of incorporation increased the authorized shares of the Company’s common stock, par value $.0001 par value per share, from 25.0 million shares to 350.0 million shares (the 2007 Authorized Share Increase). In late 2009 or early 2010, the Company intends to obtain an additional amendment to its articles of incorporation to increase the authorized shares of common stock to not less than 990.0 million shares. During the three and nine-month period ended September 30, 2009, the Company issued 4.6 million and 13.9 million shares of common stock in connection with the conversion of $0.7 million and $2.9 million of Amended March Debentures. The conversion prices were $0.24 and $0.15.

During 2009, the Company issued 14.0 million shares of common stock upon the conversion of $2.9 million of outstanding principal under the amended and restated March Debentures.

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

From time to time, in lieu of, or in addition to cash, the Company issues shares of its common stock as a contract incentive or as payment for non-employee services. The amount recorded for such shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement and is included with professional services on the Company’s consolidated statements of operations. During the year ended December 31, 2008, the Company entered into a non-employee service agreement and as a contract incentive agreed to issue common stock of 2.0 million shares and a warrant to purchase up to 15.0 million shares of common stock, exercisable at 24 cents per share. The shares and warrant were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Accordingly, the Company recorded expense in 2008 of $0.4 million based on the closing price per share on the effective date of the agreement of $0.22. The 2.0 million shares under the 2008 contract incentive and the 15.0 million share warrant, although earned, are not issuable until the Authorized Share Increase expected in 2009 and until approval of the holders of the outstanding debentures of the Company (which approval was obtained in November, 2009).

NOTE 14. Income Taxes.

ASC Topic 740, Income Taxes, which prescribes a recognition threshold and measurement attribute for recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company had no uncertain tax positions as of September 30, 2009 and December 31, 2008.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the nine-month period ended September 30, 2009 and the year ended December 31, 2008 nor had any accrued interest or penalties as of these dates. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2006. The Company is open to state tax audits until the applicable statutes of limitations expire.

A provision for income taxes of $0.1 million has been recorded for the nine-month period ended September 30, 2009. The tax provision includes state income taxes but is primarily related to deferred tax expense arising from the book and income tax basis difference in goodwill from the VDUL acquisition which occurred in November 2008.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carry forwards of $55.7 million in the United States (U.S.) and foreign (U.K.) NOL carry forwards of $6.1 million at September 30, 2009 and December 31, 2008. The Federal NOL and credit carry forwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carry forwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as U.K. NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the Federal NOLs begin to expire in 2011.

Realization of the NOL carry forwards, tax credits, and other deferred tax temporary differences is contingent on future taxable earnings. The deferred tax asset was reviewed for expected utilization using a “more likely than not” approach by assessing the available positive and negative evidence surrounding its recoverability.

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

NOTE 15. Income (Loss) per Share.

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common stock holders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects potential dilution of all applicable common stock equivalents. Such common stock equivalents would include shares issuable pursuant to common stock options and warrants using the treasury stock method and shares issuable pursuant to convertible debt and preferred stock using the if-converted method to the extent such inclusion would be dilutive. Because the Company’s warrants are accounted for as liabilities, the treasury stock method is supplemented by adjusting net income (loss) applicable to common shareholders to an amount that excludes any gains or losses related to the warrants otherwise reflected in net income (loss). Similarly, the if-converted method for convertible securities includes a similar adjustment to net income (loss) applicable to common stock holders. Because the Company has several potentially dilutive securities outstanding, its earning (loss) per share computations include appropriate consideration of the sequencing of potentially dilutive assumptions.

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008 As Restated	2009	2008 As Restated
Diluted EPS Computation
Loss from continuing operations	$2,053	$(8,762)	$(33,192)	$(14,874)

Add back:
Debenture interest expense	336	—	—	—
Debt discount and gain on derivatives and warrants	(2,133)	(7,126)	—	(7,126)

Total add-backs	(1,797)	(7,126)	—	(7,126)

Income (loss) from continuing operations, adjusted	256	(15,888)	(33,192)	(22,000)
Income (loss) from discontinued operations	—	239	—	551

Net income (loss) applicable to common shareholders – diluted	$256	$(15,649)	$(33,192)	$(21,449)

Weighted average common shares outstanding – basic	165,492,875	148,507,511	162,807,688	148,507,511

Dilutive effect of common stock equivalents – options	—	—	—	—
Dilutive effect of common stock equivalents – warrants	—	14,887,450	—	14,887,450
Dilutive effect of common stock equivalents – convertible debentures	26,346,054	—	—	—

Total dilutive effect of common stock equivalents	26,346,054	14,887,450	—	14,887,450

Weighted average common shares outstanding – diluted	191,838,829	163,394,961	162,807,688	163,394,961

Loss from continuing operations	$—	$(0.10)	$(0.20)	$(0.13)
Loss from discontinued operations	—	—	—	—

Net loss per share of common stock – diluted	$—	$(0.10)	$(0.20)	$(0.13)

The diluted earnings per share calculation includes the add-back of interest expense debt discount, and derivative/warrant gain or (loss).

Potentially dilutive shares, which were excluded from the above calculations in 2009 and 2008, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2009	2008 As Restated	2009	2008 As Restated
Stock options	62,623,702	73,861,453	62,623,702	73,861,453
Warrants	190,285,389	65,589,299	190,285,389	65,589,299
Convertible debentures	189,603,585	37,902,144	242,103,585	37,902,144

Total Potentially Dilutive Shares	442,512,676	177,352,896	495,012,676	177,352,896

NOTE 16. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $0.8 million and $0.9 million for the nine-month periods ended September 30, 2009 and 2008, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 3 months of 2009	$358
2010	1,190
2011	1,038
2012	512
2013	179
Thereafter	—

Total	$3,277

Legal Pursuit of Accounts Receivables: In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major international customer, the Company filed a suit in a foreign court. The parties have agreed to a non-binding pre-trial mediation and look forward to a potential resolution in the next few months. The Company’s counsel has advised Management that a favorable outcome related to this lawsuit is probable, but that the amount to be recovered cannot be determined at this time. As a result, the Company has established an allowance for the entire balance as of December 31, 2008 and will record any amounts recovered through future operating results.

Vendor Payment Plan: In July 2009, the Company established a vendor payment plan designed to reduce past due obligations to certain of its vendors over time. Under the plan, invoices outstanding prior to May 31, 2009 would be repaid over the year following when the plan became effective, with a moratorium on payments during the first six months. All invoices for goods and services sold or provided to the Company between May 31, 2009 and the date of communication of the program to the vendors were to be paid within sixty days of the date upon which new financing was received by the Company. All creditors holding such claims were asked to act with forbearance pending payment. Although a portion of the contemplated new working capital was received by the Company, all of the contemplated payments to the vendors have not yet been liquidated.

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

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC and Aequitas Commercial Finance, LLC (collectively, Aequitas), owned approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of September 30, 2009. During the nine-month period ended September 30, 2009, in connection with advisory services provided, the Company paid Aequitas fees of $0.09 million. Recent transactions included in the totals above are discussed in detail below:

In 2009 the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas is entitled to a Collateral Agent Fee of $0.3 million with $0.1 million paid at July 31, 2009, $0.1 million payable on October 31, 2009, and $0.1 million payable on January 31, 2010. The Company also paid $0.05 million to Aequitas for expenses incurred in the July Securities Purchase Agreement.

During 2009, Aequitas purchased $5.2 million of the Company’s July Debentures, convertible into 21.7 millions shares of common stock and received warrants to purchase 9.3 million shares of the Company’s common stock. In addition, during 2009 Aequitas received $0.05 million of July Debentures, convertible into 0.2 million shares of common stock and received warrants to purchase 0.09 million shares of the Company’s common stock as their proportionate shares of a debenture allocation to remedy prior covenant defaults in the November and March Debentures.

Also during 2009, the Company issued a VPP Debenture to Aequitas, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.2 million in exchange for an equal amount of trade accounts payable owed to Aequitas. The VPP Debenture includes an OID factor of .65 and is convertible 1.2 million shares of common stock and Aequitas received warrants to purchase 0.5 million shares of the Company’s common stock. The terms of the VVP Debenture include interest of 14% per annum payable monthly and PIK interest of 5% per annum which is added to the subscription amount, along with 7 quarterly OID payments beginning on January 31, 2010, with the balance due May 31, 2011. The Company did not make the cash interest payment due August 20, 2009, as it was not permitted at that time under the provisions of the Senior Lender intercreditor agreement.

Additionally, during 2009, Aequitas was issued July Debentures with a cash subscription amount of $0.1 million in exchange for $0.1 million of trade accounts payable. The July Debenture includes an OID factor of 1.75, is convertible into 0.7 million shares of common stock and received warrants to purchase 0.3 million shares of the Company’s common stock.

During 2008, Aequitas purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount for the November Debentures as a credit against the $0.5 million due under a bridge loan made to the Company in September 2008. In addition, in connection with other advisory services provided during 2008, the Company paid Aequitas advisory fees of $1.6 million and issued warrants to purchase 1.5 million shares of the Company’s common stock at an exercise price of $0.24 per share. The warrants had a grant date fair value, adjusted for the probability of the timing of the Authorized Share Increase, of $0.2 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.20 per share, expected volatility of 143.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends.

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.5 million shares of the Company’s common stock as of September 30, 2009. During 2009, Capstone provided financial advisory services to the Company in connection with the July Securities Purchase Agreement. As consideration for those services, the Company paid Capstone fees and expenses of $0.2 million. Additionally, in June of 2009 the Company signed a one year consulting agreement with Capstone which includes a monthly retainer of $0.01 million, on which $0.04 million had been paid during 2009.

Also during 2009, the Company issued a VPP Debenture to Capstone, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.4 million in exchange for an equal amount of accounts payable owed to Capstone. The VPP Debenture includes an OID factor of ..65 and is convertible at $0.24 per share, and includes 75% warrant coverage. The terms of the VVP Debenture include interest of 14% per annum payable monthly and PIK interest of 5% per annum which is added to the subscription amount, along with 7 quarterly OID payments beginning January 31, 2010, with the balance due May 31, 2011. The Company did not make the cash interest payment due August 20, 2009.

Capstone is currently occupying certain excess office space being leased by the Company. The related rent under this sublease will be offset against the VPP debenture held by Capstone.

During 2008, Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and paid Capstone $1.4 million in fees. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends The Company paid $0.7 million of the fees to Capstone in cash and applied the remaining $0.7 million to Capstone’s purchase of $0.7 million of November Debentures. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common stock.

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

NOTE 18. Business Concentration.

During the nine-month period ended September 30, 2009, a major customer represented $7.0 million (14%) of total revenues, while the same major customer represented $2.6 million (16%) of total revenues for the three-month period ended September 30, 2009. During the nine-month period ended September 30, 2008, two major customers represented $6.7 million (28%) and $3.4 million (14%) respectively, of total revenue. During the three-month period ended September 30, 2008, one major customer represented $1.7 million (29%) of total revenues.

At September 30, 2009, two major customers each represented $1.1 million (17%) of accounts receivable. At December 31, 2008, a major customer represented $1.0 million (16%) of accounts receivable.

NOTE 19. Geographic and Other Information.

Revenues generated outside the United States for the three and nine-month periods ended September 30, 2009 and 2008, respectively, totaled $0.3 million and $0.2 million; and $0.8 million and $7.4 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union and Canada. As of September 30, 2009 and December 31, 2008, the Company’s international identifiable assets outside the United States totaled less than $0.3 million for both periods. All of the Company’s international identifiable assets were located in the United Kingdom.

The Company’s management team views the operations of CGSI, 20/20, Magenta, CentrePath, GCG, and VDUL as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s products and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these product offerings.

NOTE 20. Subsequent Events.

The Company has evaluated subsequent events through the issuance of these condensed consolidated financial statements on November 13, 2009.

In October 2009, the Company was in default with the Senior Lender as a result of failure to remit scheduled payments to vendors under the VPP plan. The senior lender waived such event of default in exchange for a fee of 2% of the principal balance of the Senior Loan that is to be added to the principal balance of the Senior Loan. The Company may default on the same covenant in future periods due to cash constraints.

On November 10, 2009, the Company signed a Consulting Agreement with Salzwedel Financial Communications, Inc. (Salzwedel) effective as of November 1, 2009 pursuant to which Salzwedel will continue to provide investor relations consulting to the Company through October 31, 2010. In consideration for the consulting services, the Company will pay Salzwedel $15,000 per month during the term of the agreement.

In addition, the Company agreed to issue to Salzwedel a total of 2.3 million shares of its common stock and to issue it a warrant to purchase 15 million shares of its common stock at $0.15 per share in conjunction with the execution of the renewal, in addition to the previously approved 2.0 million shares and 15 million share warrant with respect to the prior year’s renewal. By agreement of the holders of the March Debentures, July Debentures, November Debentures and the VPP Debentures, the aforesaid (for the past year and the renewal for the year ending October 31, 2010) grants of stock and warrants to Salzwedel Financial Communications, Inc. were added as "Exempt Issuances" with respect to the purchase agreements and debenture instruments evidencing their respective investments. These shares and warrants will not be issued until the Authorized Share Increase has been effected.

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

Optimization Consulting uses a well-defined methodology to work with clients to collect, cleanse, implement, and analyze network data – including inventory, cost, and design data – in order to produce a network optimization report that identifies opportunities to improve the efficiency and reduce the cost of complex global networks. Recommendations include: financial grooming, where costs are reduced through identification of overcharges; contractual strategies, including moving services to new tariff structures and novating existing network contracts to more favorable vehicles; and physical grooming, where networks are moved to more favorable suppliers, re-homed to different points of presence, or aggregated to achieve better cost points. The Company then employs its logistics capabilities to help customers implement and realize the identified savings. The optimization process typically identifies savings of 2-5% for financial grooming and 15-40% for physical grooming. These savings can total many millions of dollars in large, complex network environments. The Company contracts for Optimization Consulting engagements on a contingent basis, where the Company is paid a non-recurring fee-based upon a percentage of the savings achieved from the engagement.

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

Remote Management Services employs the Company’s highly-integrated Operations Support Systems (OSS) and state of the art Network Operations Center (NOC) to deliver network monitoring and management of customer networks. This service can be delivered as a stand-alone service for networks not provided by us or it can be bundled as part of a complete network solution delivered via the Connectivity Solutions business unit. Remote Management Services are proactive, including 7X24 monitoring and management services that leverage automated fault and performance management systems, integrated trouble ticketing and reporting systems, and world-class network engineering and operations expertise to provide a premium level of service for a customer’s most critical networks. Remote Management Services are contracted on a monthly recurring basis.

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

As of September 30, 2009, the Company’s current liabilities exceeded its current assets by $22.6 million. Included in the current liabilities is $12.0 million of current maturities of long-term debt, net of $32.1 million of debt discount associated with the year-to-date fair value of related warrants and embedded derivatives and $23.1 million associated with original issue discount and imputed interest. Cash on hand at September 30, 2009 was $2.2 million (not including $0.6 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $33.2 million and $15.4 million for the nine-month periods ended September 30, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.5 million relating to the accounting treatment for stock and options. The current period includes non-cash charges of $12.3 million from the change in fair value of embedded derivatives and warrants, and $8.9 million of non-cash charges from the change in debt discounts. The results for the nine-month period ended September 30, 2008 include $5.6 million in non-cash expenses relating to the accounting treatment for stock and options, $11.9 million related to the amortization of debt discount, and non cash gain on warrants and derivatives of $10.2 million.

Cash used in operating activities from continuing operations was $7.7 million and $9.5 million for the nine-month period ended September 30, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. However, the successful delivery on major customer contracts entered into since mid-2008 and continued success in closing these types of contracts are expected to move the Company into profitability. In addition to those new contracts, Management believes that the inclusion of VDUL’s business and cash flows will have a positive impact on future results. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

The Company’s net working capital deficiency, recurring losses, and negative cash flows from operations raise doubt about its ability to continue as a going concern. Notwithstanding the above, the Company continues to find support amongst its shareholders and other investors.

There was significant capital activity during 2008 and 2009. The major components are summarized below:

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

•

Effective July 31, 2009 and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited against liabilities of the Company to the respective holders) and $4.5 million of original issue discount added to principal, coupled with warrants to purchase up to 18.7 million shares of Common Stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units). The transaction resulted in proceeds to the Company of $5.6 million, before $0.2 million of financing fees.

•

The Company has established a vendor payment plan designed to reduce past due obligations to certain of its vendors over time. In conjunction with the Second Amendment to the Loan Agreement, the Company issued $1.2 million subscription value, equal to the amount of vendor obligations, with a 65% original issue discount (OID) factor as Vendor Payment Plan Debentures, due November 2011, convertible at $0.24 per share into 8.3 million shares of common stock, along with 3.4 million detachable warrants expiring five years from the date of the authorized share increase. The VPP Security Agreement is substantially a similar form of security agreement (the “VPP Security Agreement”) as applicable to the July Security Agreement, with Aequitas to serve as the Collateral Agent.

Results for the three-month period ended September 30, 2009 compared to 2008

Continuing Operations

Total revenues for the three-month period ended September 30, 2009 were $16.5 million compared to $5.8 million for the same period in 2008, representing a 184% increase. This increase is primarily due to the acquisition of VDUL.

Revenues generated from Optimization Solutions totaled $2.5 million for the three-month period ended September 30, 2009 compared to $2.2 million for the same period in 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $14.0 million for the three-month period ended September 30, 2009 compared to $3.6 million for the same period in 2008, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 24% for the three-month period ended September 30, 2009 compared to 31% for the same period in 2008. This decrease was driven primarily by the decrease in margins associated with Connectivity revenues. Optimization Solutions’ gross margin totaled $1.4 million or 57% for the three-month period ended September 30, 2009 as compared to $1.0 million or 45% for the same period in 2008. Connectivity Solutions’ margin totaled $2.5 million or 18% compared to $0.8 million or 23% for the same period in 2008.

Operating expenses for the three-month periods ended September 30, 2009 and 2008 consist of the following:

	Three-month periods ended September 30,
	2009	2008
Compensation	$2,747	$3,319
Professional services	1,658	2,218
Depreciation and amortization	1,139	446
Other operating expenses	1,168	943

Total operating expenses	$6,712	$6,926

Compensation expense decreased $0.6 million for the three-month period ended September 30, 2009 as compared to 2008. Included in compensation expense for 2009 are non-cash charges of $0.5 million related to the accounting treatment of certain stock option grants as compared to $1.3 million for the same period in 2008.

Professional services decreased $0.6 million for the three-month period ended September 30, 2009 as compared to the three-month period ended September 30, 2008, due to the decrease in advisory fees.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $0.7 million for the three-month period ended September 30, 2009 as compared to September 30, 2008. This increase was due primarily to the acquisition of $19.4 million of intangible assets in November 2008 with the acquisition of VDUL.

Other operating expenses increased $0.2 million for the three-month period ended September 30, 2009 as compared to the same period for 2008. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended September 30, 2009 reflect interest of $4.3 million, an increase of $2.4 million from the three-month period ended September 30, 2008. Interest expense for the three-month periods ended September 30, 2009 and 2008 includes $3.9 million and $0.9 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt.

Results for the three-month period ended September 30, 2009 reflect a gain on warrants and derivatives of $7.6 million compared to a loss of $0.8 million for the comparable period in 2008. The current quarter’s gain was driven mainly by the $0.03 decrease of the September 30, 2009 closing price of $0.15 versus the June 30, 2009 closing price of $.18, issuance of an additional 22.5 million warrants, and embedded derivatives with debentures convertible into 52.0 million shares of common stock in connection with the July Debentures and the VPP Debentures, while 2008 included the effects of a modest amount of cashless exercises. The Company has revalued the warrant and embedded derivative liabilities at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

The gain from discontinued operations for the three-month periods ended September 30, 2009 and September 30, 2008 was de minimis. The decreases in revenue and loss from discontinued operations were due to the sale of Frontrunner and Nexvu.

Results for the nine-month period ended September 30, 2009 compared to 2008

Continuing Operations

Total revenues for the nine-month period ended September 30, 2009 were $48.6 million compared to $24.0 million for the same period in 2008, representing a 103% increase. This increase is primarily due to the acquisition of VDUL.

Revenues generated from Optimization Solutions totaled $7.1 million for the nine-month period ended September 30, 2009 compared to $13.7 million for the same period in 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $41.5 million for the nine-month period ended September 30, 2009 compared to $10.3 million for the same period in 2008, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 23% for the nine-month period ended September 30, 2009 compared to 47% for the same period in 2008. This decrease was driven primarily by the decrease in higher margin revenue from Optimization Solutions. Optimization Solutions’ gross margin totaled $3.5 million or 49% for the nine-month period ended September 30, 2009 as compared to $10.0 million or 74% for the same period in 2008. Connectivity Solutions’ margin totaled $7.7 million or 18% compared to $1.3 million or 12% for the same period in 2008.

Operating expenses for the first nine-months of 2009 and 2008 consist of the following:

	Nine-month periods ended September 30,
	2009	2008
Compensation	$9,459	$12,410
Professional services	5,001	5,765
Depreciation and amortization	3,415	1,411
Other operating expenses	3,543	2,776

Total operating expenses	$21,418	$22,362

Compensation expense decreased $3.0 million for the nine-month period ended September 30, 2009 as compared to 2008. Included in compensation expense for 2009 are non-cash charges of $1.5 million related to the accounting treatment of certain stock option grants as compared to $5.6 million for the same period in 2008.

Professional services decreased $0.8 million for the nine-month period ended September 30, 2009 as compared to the nine-month period ended September 30, 2008, due to fewer advisory fees incurred.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $2.0 million for the nine-month period ended September 30, 2009 as compared to September 30, 2008. This increase was due primarily to the acquisition of $19.4 million of intangible assets in November 2008 with the acquisition of VDUL.

Other operating expenses increased $0.8 million for the nine-month period ended September 30, 2009 as compared to the same period for 2008. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the nine-month period ended September 30, 2009 reflect interest of $10.5 million, an increase of $3.4 million from the nine-month period ended September 30, 2008. Interest expense for the nine-month periods ended September 30, 2009 and 2008 includes $8.9 million and $12.2 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt.

Results for the nine-month period ended September 30, 2009 reflect a loss on warrants and derivatives of $12.3 million compared to a gain of $10.2 million for the comparable period in 2008. The current year’s loss was driven mainly by the $0.04 increase of the $0.11 closing share price of December 31, 2008 versus the September 30, 2009 closing price of $0.15, issuance of an additional 22.5 million warrants, and embedded derivatives with debentures convertible into 52.0 million shares of common stock in connection with the July Debentures and the VPP Debentures, while 2008 included the effects of a modest amount of cashless exercises. In accordance with ASC 815-10, the warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Discontinued Operations

The gain from discontinued operations for the nine-month periods ended September 30, 2009 and September 30, 2008 was de minimis. The decreases in revenue and gain from discontinued operations were due to the sale of Frontrunner and Nexvu.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for the nine-month period ended September 30, 2009 and 2008 was principally due to the operating losses of $10.3 and $11.0 million, respectively. The primary variance between operating loss and net cash used in operating activities from continuing operations for the nine-month period ended September 30, 2009 was due to non-cash charges of $4.9 million, $1.5 million for stock-based compensation expense, and $3.4 million of depreciation and amortization. The variance between the operating loss and net cash used in operating activities from continuing operations during the nine-month period ended September 30, 2008 was primarily due to the non-cash charges of $5.6 million for stock-based compensation expense, $1.4 million of depreciation and amortization, and non cash gain on warrants and derivatives of $10.2 million.

The cash used in investing activities from continuing operations during the nine-month periods ended September 30, 2009 and 2008 was $0.2 million and $0.1 million, respectively. Our capital expenditures in both 2009 and 2008 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash provided by financing activities from continuing operations during the nine-month periods ended September 30, 2009 was $5.6 million. Net cash provided by financing activities were $10.7 million for the nine-month periods ended September 30, 2008.

There are various financial and non-financial covenants that the Company must comply with in connection with the Term Loan and Debentures. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first nine-month period of 2009, the Company was subject to covenants related to EBITDA. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. See Notes to Consolidated Financial Statements. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings and accelerate the repayment of debt.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We currently believe our working capital will be sufficient to fund the business until we start generating positive cash flow from operations, which we expect will occur in 2010. However, if our revenues do not materialize as anticipated, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both as we did in 2008 and 2009.

All long-term debt is presented as a current obligation as a result of the Company’s anticipation of continued events of default on certain reporting and administrative covenants and its inability to predict the continued issuance of waivers by its lenders. Long-term debt commitments include the maturity value of original issue discount securities and the minimum interest due on the Term Note consistent with the default clause of the agreement.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of September 30, 2009 or December 31, 2008.

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

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through September 30, 2009, we have incurred cumulative losses of $136.6 million compared to a cumulative loss of $103.4 million through December 31, 2008. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

Going concern. Our net working capital deficiency, recurring operating losses, negative cash flows from operations, shareholders deficit and the related debt covenant violations and penalties related to such covenant violations, raise substantial doubt about our ability to continue as a going concern.

We may need additional capital and may incur defaults with respect to existing indebtedness. We may need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer relationships, development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us (including due to the full ratchet anti-dilution rights in favor of the holders of our secured debt and financing on unattractive terms). Failure to obtain financing or obtaining of financing on unattractive terms could have a material adverse effect on our business.

Due to the extensive financial and reporting covenants that we have with respect to our Senior Loan, as well as the obligation to make substantial principal reductions with respect to our July Debentures, there is a substantial risk that we will not be able to meet future loan covenants, which could be a triggering event of default. Although we have been successful in the past in obtaining waivers of default or amendments to our loan documents to address defaults and avoid acceleration of indebtedness, there can be no assurances that we will be able to do so in the future. Our secured indebtedness contains cross default provisions, so that in the event of a declaration of an event of default, this might trigger the acceleration of indebtedness with respect to our Senior Loan and our Debentures.

We have incurred substantial debt in developing the business and in acquiring our subsidiaries. There can be no assurances that the Company will be able to refinance or extend any existing debt. At December 31, 2007, we had incurred substantial debt with our primary secured lender and with the providers of subordinated secured debt and short-term bridge debt. All of such debt was refinanced in March 2008 with a portion of the proceeds of $19 million of five-year senior secured convertible notes (the Convertible Notes). In November 2008, as part of the financing for the VDUL acquisition, the Company entered into agreements that modified the Convertible Notes and created an additional $16.8 million of debt. In July 2009, the Company issued $10.5 million face value July debentures and $2.0 million face value VPP Debentures. (See the Notes to Consolidated Financial Statements.) There is a risk that the Company will be unable to meet all of the covenants contained in the loan documents, including the meeting of EBITDA covenants on the term loan, repayment and interest obligations and the obligation to timely increase the Company’s authorized common stock and to file its required Exchange Act filings on a current, ongoing basis. There is also a risk that on maturity we will lack the funds to repay the obligations. Conversely, the debentures are convertible into common stock at $0.15 to $0.24 per share, with full ratchet anti-dilution protection. Conversion of the debentures and exercise of the warrants could be substantially dilutive to existing shareholders.

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

Barriers to entry. In the high technology business, one of the largest barriers to entry for small and start-up companies is the concern by enterprise customers and suppliers as to the viability of the Company. Even if we are profitable, we may experience significant resistance from prospective customers due to our relatively small size. This could be exacerbated as we have not attained operational profitability since our inception and we continue to maintain significant debt on our balance sheet. This resistance could have a material adverse effect on our results of operations and financial condition.

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

If we fail to meet all applicable continued listing requirements of the Over the Counter Bulletin Board Market (OTCBB), we may be de-listed. According to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Quarterly Report on Form 10-Q or Annual Report on Form 10-K) by the due date of such report three times during any 24-month period may be delisted from the OTCBB. Such removed issuer would not be eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of delisting. As we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2008 our common stock was delisted from trading on the OTCBB. We were also late in filing our Form 10-Q for the period ended March 31, 2009. We were delisted from trading on the OTCBB and were able to reinstate the trading of our common stock on the OTCBB following our bringing current our filings for such periods. However, if we are late in filing a periodic report one time in any subsequent one-year period from the bringing current of our filings, or three times in any subsequent two-year period, we will not be permitted to re-list our stock for trading for a period of one year from when such reports are brought forward. In the event our common stock is traded on the Pink Sheets, the market for our common stock will be adversely affected and our liquidity and business operations may be adversely impacted.

Registration rights and failure to file penalties. The Company failed to file on a timely basis a registration statement for common stock underlying a Units offering. There was a penalty of 1% of the purchase price of the Units per month for each month that the we are late in the initial filing or the declaration of effectiveness of the registration statement, subject to a cap of 12% in the aggregate of the original Units’ purchase price, and with the penalty to be payable in common stock issuable based upon the ten-days’ average trailing value of our shares of common stock for the applicable period. As of December 31, 2007, we had not filed a registration statement and therefore were obligated to issue 4,784,623 shares of common stock representing a non-cash registration rights penalty of $2.5 million. In addition, a late penalty was assessed against us by the holders of the March Debentures for our failure to obtain declaration of effectiveness of the registration statement we subsequently filed to register the shares underlying the March Debentures and corresponding warrants. Holders of the affected shares include certain members of our Board of Directors. Similarly, there is an obligation with respect to our Debentures issued in 2008 and 2009 to remain current in our required SEC filings, which obligations were breached due to the delays in filing, inter alia, our Form 10-K for the year ended December 31, 2008 and our Form 10-Q for the period ended March 31, 2009. Penalties may also accrue should we be unable to effect the Authorized Share Increase as required with respect to the Debentures and the Senior Loan.

We are dependent upon key members of Management. Our success depends to a significant degree upon the continuing contributions of our key Management. These individuals have the most familiarity with our offerings and services and the markets in which we present them. The loss of any of these individuals could have a material adverse effect on our business, and we do not currently maintain key man insurance on any of these individuals.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, on the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2008. Based on that evaluation and the material weaknesses described below under “Management’s Report on Internal Control over Financial Reporting,” Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s disclosure controls and procedures were not effective as of September 30, 2009.

Management’s Report on Internal Control Over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision and with the participation of our Management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting on the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control over Financial Reporting – Guidance for Smaller Public Companies, Management concluded our internal control over financial reporting was not effective as of September 30, 2009.

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

As a result of the evaluation, Management identified two material weaknesses with respect to internal controls over financial reporting:

•

The Company did not maintain sufficient levels of qualified personnel in our financial reporting processes. As a result, our internal controls over financial reporting did not include an effective control to ensure appropriate review and analysis of contingent terms in previous financing transactions, resulting in a restatement of the consolidated financial statements for the fiscal year ended December 31, 2007 in fiscal year 2008. The restatement required a balance sheet reclassification of warrants and preferred stock from the consolidated statement of shareholder’s equity to a liability account. See Notes to the Consolidated Financial Statements included in Item 8, herein. The Company’s 10-KSB for fiscal year ended December 31, 2007 and 10-QSB (beginning balances) for the interim period ended September 30, 2008 were subsequently amended as a result of the restatement, and

•

The Company has not yet deployed our staff and systems in a manner that allows for the desired level of segregation of duties to operate and be documented in a manner sufficient to meet Sarbanes-Oxley standards that will need to be evidenced in the future.

In order to determine whether a control deficiency, or combination of control deficiencies is a material weakness, Management considers all relevant information and evaluates the severity of each control deficiency that comes to its attention. Management also evaluates the effect of its compensating controls, which serve to accomplish the objective of another control that did not function properly, helping to reduce risk to an acceptable level. To have a mitigating effect, the compensating control should operate at a level of precision that would prevent or detect a misstatement that could be material. Based on our evaluation under the framework set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission, management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s internal controls over financial reporting were not effective as of September 30, 2009 as a result of the aforementioned material weaknesses.

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

During the second three-month period of 2008, a previously disclosed material weakness was addressed by increasing the number of members of our Board of Directors to nine and completing our search for independent directors in order to have a majority of our Board of Directors become independent, as defined in Item 407(a) of Regulation S-K. Among the incoming directors, two were determined to be “audit committee financial experts” as defined in Item 407(d)(5) of Regulation S-K. Subsequent to year-end, a member of the Board resigned and an additional, independent director was appointed. This member was determined to be an additional “audit committee financial expert” and assumed chairmanship of the audit committee. In addition, we have begun to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

None.

ITEM 1A.	RISK FACTORS.

For information about risk factors affecting future performance, see the Factors Affecting Future Performance in the Management Discussion and Analysis section of these financial statements.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

All long-term debt is presented as a current obligation as a result of the Company’s anticipation of continued events of default on certain reporting and administrative covenants and its inability to predict the continued issuance of waivers by its lenders.

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
Patrick C. Shutt, Chief Executive Officer

/S/ JIM MCDEVITT
Jim McDevitt, Chief Financial and Accounting Officer

Dated: November 13, 2009

Exhibit Number	Description of Document
3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4	2008 Long Term Incentive Plan. (4)

10.1	Term Loan and Security Agreement. (5)

10.2	First Amendment, Waiver, Extension and Consent. (5)

10.3	Second Amendment and Waiver. (5)

10.4	July Debt Subordination and Intercreditor Agreement. (5)

10.5	VPP Debt Subordination and Intercreditor Agreement. (5)

10.6	Securities Purchase Agreement. (5)

10.7	Original Issue Discount Secured Convertible Debenture. (5)

10.8	Common Stock Purchase Warrant. (5)

10.9	Security Agreement. (5)

10.11	Subsidiary Guarantee. (5)

10.12	2009 Sub Debt Consent, Waiver, and Amendment Agreement. (5)

10.13	2009 Intercreditor Agreement. (5)

10.14	VPP Securities Purchase Agreement. (5)

10.15	VPP Original Issue Discount Secured Convertible Debenture. (5)

10.16	VPP Common Stock Purchase Warrant. (5)

10.17	VPP Security Agreement. (5)

10.18	VPP Subsidiary Guarantee. (5)

10.19	Escrow Agreement. (5)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Reference Number	Description of Reference
*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on August 4, 2009 (SEC File No. 0-30831).