Form 10-K
period 2009-12-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2010-03-31
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0953505
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 S. Wacker Drive, Suite 1650, Chicago, Illinois 60606

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

Large Accelerated Filer  ☐     Accelerated Filer  ☐    Non-Accelerated Filer  ☐    Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2009 was $20,590,926 based on the closing sale price as reported on the OTC Bulletin Board. For purposes of determining such aggregate market value, all officers and directors of the registrant are considered affiliates.

As of December 31, 2009, the issuer had outstanding 168,233,180 shares of its $0.0001 par value common stock.

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

Capital Growth Systems, Inc., dba Global Capacity (“CGSI,” “we,” “our,” “us,” or the “Company”), is a publicly traded corporation that delivers telecom information and logistics solutions to a global client set consisting of systems integrators, telecommunications companies, and enterprise customers. These solutions enable clients to address the inefficiencies inherent in access networks globally. The global market for access networks, estimated at over $200 billion annually, is highly inefficient, plagued by market fragmentation, regionalized rules and regulations, and lack of transparency related to pricing and supply. This creates an environment where clients pay unnecessarily inflated prices due to inefficient procurement practices and margin stacking. The market is characterized by a large number of suppliers that offer piece parts of a customer’s end-to-end network requirement that must be effectively combined with assets from other providers to deliver a complete network solution. This dynamic creates challenges for customers seeking to procure network connectivity globally. Lack of transparency relative to the supply and pricing of network assets creates inefficient procurement practices, and lack of expertise to effectively provision and manage these integrated services creates complex and costly operating environments.

Global Capacity addresses this market inefficiency through two lines of business – Optimization Solutions and Connectivity Solutions – each of which leverages the Company’s core intellectual property to drive transparency and automation into the market.

Optimization Solutions provides clients license access to Global Capacity’s automated quotation management platform, CLM, enabling them to automatically generate accurate quotes for access circuits based on tariffs appropriate for the particular service. CLM acts as an electronic trading platform, allowing customers to match their demand against a global catalog of pricing and supply data, creating a level of market transparency not available elsewhere. CLM may also be customized using a customer’s specific infrastructure and contract data, creating an automated mechanism to generate customer pricing, reducing back office cost and accelerating sales. Optimization Solutions clients may also leverage the CLM platform, along with proprietary network optimization tools, to deliver network optimization consulting services, in which the Company assesses existing inventories of access networks, identifying opportunities to reduce cost through both financial and physical network grooming. Realized savings are typically between 10-40% of current spend. Optimization Solutions clients also leverage Global Capacity’s engineering and remote network management services on a professional services basis, selectively deploying these services against specific opportunities to implement and manage private network solutions that increase efficiency and reduce cost.

Connectivity Solutions clients utilize Global Capacity’s logistics expertise to implement access network solutions that improve efficiency and reduce cost. “One Marketplace,” the Company’s physical network trading platform, aggregates network capacity from multiple suppliers at strategically deployed pooling points, using Global Capacity switching equipment to efficiently deploy capacity against market demand. “One Marketplace” reduces network costs for clients, while delivering gross margin more similar to facilities-based providers than to resellers. Global Capacity’s Network Novation practice offers outsourced access network operations, including pricing, procurement, and provisioning and network management. These solutions deliver lower access network costs by aggregating customer demand, while also reducing client SG&A associated with managing access network operations. Off-net extension services enable Global Capacity to identify, price, procure, provision and support competitive off-net access services for large clients, providing access to a broad universe of providers with transparency and efficiency.

ORGANIZATION

Going to market as Global Capacity, the Company has integrated the core systems, processes, and personnel of its five operating subsidiaries and organized them into two business units: Optimization Solutions and Connectivity Solutions. These business units leverage the systems, processes and expertise of the Company to deliver a set of offerings comprising tariff quotation management software, custom pricing software, network optimization consulting, engineering services, remote management services, “One Marketplace” network services, network novation services, and off-net extension services. Utilizing its depth of global telecom supply and pricing data in an automated fashion with powerful tools and expert analysis, the Company helps bring transparency to the fragmented and inefficient global telecom market – resulting in dramatically reduced cost and improved efficiency for the Company’s clients, while producing revenue and margin for the Company.

To service its clients, CGSI has operating offices in several U.S. locations (Chicago, IL, Waltham, MA, New York, NY, Glastonbury, CT, and Houston, TX). It also has a presence in the European Union (Manchester, UK, and Lisbon, Portugal).

The Company is (and has been since its 2006 reorganization) investing its time, team resources, and capital in the development of its intellectual property and the scaling of its systems in order to meet the growing demand among its clients for its services. At the same time, expenses are managed closely and lower-cost outsource opportunities are given case-by-case consideration.

HISTORY AND ACQUISITIONS

Currently, CGSI consists of five core-operating entities that comprise the Company’s go-forward assets and offerings: 20/20 Technologies, Inc. (20/20), Magenta netLogic, Ltd. (Magenta), CentrePath, Inc. (CentrePath), Global Capacity Group, Inc. (GCG), and Vanco Direct USA, LLC. Vanco Direct USA, LLC is now known as Global Capacity Direct, LLC (GCD).

Prior to 2004, CGSI was a publicly reporting shell corporation with no active business. In January 2004, the Company acquired, by way of subsidiary merger, Nexvu, a development-stage company in the network performance management business. During 2007, the Company determined the Nexvu product, though a valuable asset, was not core to the telecom information and logistics model it was pursuing. As a result, the Company shut down Nexvu’s operations (eliminating all operating expense associated with the business). The Company sold Nexvu in August 2008.

In September 2004, CGSI acquired 100% of Frontrunner Network Systems Corporation (Frontrunner) via a subsidiary merger. Frontrunner is known as an “interconnect” company, which installs and services customer-premise voice, data, and video networks. During 2007, the Company determined Frontrunner was not core to its telecom logistics model. The Company sold Frontrunner in February 2008.

During 2006, the Company acquired 20/20, Magenta, CentrePath, and GCG. In November 2008, CGSI acquired all of the outstanding membership interests of GCD. See the Acquisitions note to the Company’s consolidated financial statements for additional information.

BUSINESS OVERVIEW FOR 2009

CGSI and its management team adopted a strategy in 2009 by which it further integrated the assets of its subsidiary companies to create a suite of capabilities which management believes has never before been available from a single source telecom information and logistics provider. These capabilities include:

•	Global market intelligence of telecom supply and pricing data;

•	Automated quotation management;

•	Customized access network pricing;

•	Powerful network optimization algorithms, tools and practices;

•	Robust network engineering process and expertise;

•	World-class remote network management systems, processes, and expertise; and

•	Strategically deployed network aggregation pooling points.

The successful execution of this strategy provides customers a suite of solutions that individually or collectively will help them address the challenges they face in managing the complex market for global networks. Significant customer contracts in both lines of business in 2009 demonstrate the acceptance by the market of the Company’s telecom information and logistics model. For 2009, the Company provided services to a major customer that represented $9.7 million (15%) of total revenues.

CGSI’s goal is to become the leading global telecom information and logistics company providing optimization and connectivity solutions to systems integrators, telecommunications companies, and enterprise customers.

SERVICES

Management believes organizing the Company and its offerings between Optimization Solutions and Connectivity Solutions provide the greatest opportunity to deliver targeted solutions that maximize value to the customer while simultaneously maximizing revenue and margin opportunities for the Company. Customers may buy Optimization Solutions only, Connectivity Solutions only, or they may buy both. Management believes there are significant opportunities to leverage offerings from one line of business to drive demand for the solutions of the other line of business. Furthermore, the mix of offerings and their different characteristics (non-recurring and monthly recurring revenue streams) provide diversity of revenue and protect the Company from being overly dependent or exposed by a single offering or line of business.

Optimization Solutions

The Optimization Business provides five offerings:

•	Automated quotation management;

•	Customized access network pricing;

•	Network optimization consulting;

•	Network engineering services; and

•	Remote network management services (RMS).

Automated quotation management software enables customers to use Global Capacity’s CLM system to match customer demand against a global catalog of telecom supply and pricing data to generate an accurate, tariff-based quote for the selected services and locations. This automated process replaces the largely manual process most companies continue to rely on and dramatically reduces the amount of time it takes to generate an accurate quote, while increasing the accuracy of the quote. This serves as a baseline for the customer to obtain a competitive market price, which CLM supports through workflow management functionality. This results in a competitive sales advantage for our customers, while also reducing their operating costs. Automated quotation management software is sold as an annual software license.

Customized access network pricing software uses the CLM automated quotation management system as a baseline capability, but customizes the system to include customer specific information such as customer points of presence, negotiated / contracted rates, interconnect points, and business rules. This customization enables the customer to quickly and accurately generate an automated price, using the customer’s contracts, infrastructure, and business rules, dramatically improving the speed and responsiveness to customer pricing requests. This capability reduces the cost of generating a customer price quote, automating the generation of customized pricing at a fraction of the cost of generating the same price manually. Customized access network pricing software is sold as an annual software license.

Network optimization consulting uses the CLM pricing functionality, coupled with powerful optimization algorithms, in a well-defined methodology to work with clients to collect, cleanse, implement, and analyze network data – including inventory, cost, and design data – in order to produce a network optimization report that identifies opportunities to improve the efficiency and reduce the cost of complex global networks. Recommendations include: financial grooming, where costs are reduced through identification of overcharges; contractual strategies, including moving services to new tariff structures and novating existing network contracts to more favorable vehicles; and physical grooming, where networks are moved to more favorable suppliers, re-homed to different points of presence, or aggregated to achieve better cost points. The Company then employs its logistics capabilities to help customers implement and realize the identified savings. The optimization process typically identifies savings of 2-5% for financial grooming and 15-40% for physical grooming. These savings can total many millions of dollars in large, complex network environments. The Company contracts for Optimization Consulting engagements on a base service fee plus contingent fee basis, where the Company is paid a non-recurring fee based upon a percentage of the savings achieved from the engagement.

Engineering services help customers implement optimized network infrastructure through a suite of services that include the design, engineering, build out, testing and turn-up of complex networks. These services leverage well-developed processes, repeatable methodologies, and deep expertise of the Company to deliver targeted engagements. The Company has built or augmented hundreds of customer networks. These engagements are delivered as non-recurring revenue on a statement of work (SOW) basis.

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

Connectivity Solutions

The Connectivity Solutions Business provides three offerings:

•	“One Marketplace”

•	Network Novations

•	Off-net Extension

“One Marketplace,” the Company’s physical network trading platform, aggregates network capacity from multiple suppliers at strategically deployed pooling points, using Global Capacity switching equipment to efficiently deploy capacity against market demand. “One Marketplace” reduces network costs for clients, while delivering gross margin more similar to facilities-based providers than to resellers. The Company is continuously expanding “One Marketplace” by installing additional aggregation points, and creating interconnections with suppliers (national, regional, and local) to expand the reach and increase the capacity of the platform. Increased client demand, as evidenced by the 160% growth experienced on the platform in 2009, enables the continued, profitable expansion of the platform.

Global Capacity’s Network Novation practice offers outsourced access network operations, including pricing, procurement, and provisioning and network management. These solutions deliver lower access network costs by aggregating customer demand, while also reducing client SG&A associated with managing access network operations solution. Global Capacity’s network novation practice has developed proven processes to seamlessly assume the management of existing network contracts, freeing the client to focus on their core business, while reducing the overall cost of their access network.

Off-net extension services enable Global Capacity to identify, price, procure, provision and support competitive off-net access services for large clients, providing access to a broad universe of providers with transparency and efficiency. Using the Company’s pricing systems, we generate an automated, accurate price quote. We then manage that quote from initial pricing through ordering, procurement, provisioning, test and turn up, and operations hand-off, utilizing the Company’s proprietary Circuit Lifecycle Manager (CLM) system, which manages the entire circuit lifecycle. Networks are then monitored and managed by our 7X24 Network Operations Center (NOC). By leveraging automated systems across the entire telecom supply chain, the Company is able to accelerate the delivery of an optimal network

Significant progress in gaining customer acceptance of our offerings during 2009 underlies management’s belief that our technology, systems, and logistics capabilities make the Company’s business offerings more efficient, faster, and less expensive for systems integrators, telecommunications companies, and enterprise customers to manage the telecom supply chain for their complex global networks. By purchasing our solutions to create market-pricing transparency and improve the efficiency of the entire telecom supply chain, our customers are able to improve the responsiveness of sales, reduce operating expense, improve margins, and deliver better service.

MARKETS AND CUSTOMERS

The global market for access networks is estimated at over $200 billion annually and represents a significant percentage of the overall network cost that service providers and large systems integrators incur in delivering network solutions to their global customers. The global access market is served by over 900 primary suppliers, none of whom has a ubiquitous footprint. The market is further confused by varying business rules, customs, and regulations in different regions of the world. These factors, coupled with the rapid pace of technology change and advancement, result in an inefficient, fragmented market where cost structures are unnecessarily high – creating margin pressure on service providers and systems integrators. Because there is no market transparency relative to the supply and price of networks globally, most telecommunication companies and systems integrators have a lengthy, manual, inefficient process to design and price global networks. This results in extended sales cycles, high operating costs, and inefficient procurement of networks.

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

Beyond the telecommunication service providers, expanding enterprises, multi-national corporations, information service providers, and systems integrators are deploying and managing private network-based solutions that provide seamless connections in support of the ever-increasing demand for business continuity, disaster recovery, regulatory compliance, and collaboration capabilities. These private networks can rival the connections of network service providers. Procuring these networks is achieved utilizing negotiated pricing through a few “trusted” providers or via an expensive and often deficient bidding solicitation process. Because telecommunications is not the primary line of business for these private network operators, but rather a facilitator to their end business goals, inefficiencies in the procurement process result in most companies paying more than they should for connectivity. In a competitive environment, such a drain on profitability can be significant.

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

•	Some examples of competition from the three sectors are the following:

•	Facility-based Carriers: AT&T, Verizon, Sprint, and Level 3

•	VNOs: Virtela; Global Telecommunications and Technology of America

•	Systems Integrators: IBM

RESEARCH AND DEVELOPMENT

Research and development includes the cost of developers and system engineers, outside contractors, and overhead costs while developing our offerings. These costs are not directly borne by customers, but rather are inherently built into the pricing of our services to our customers. The Company did not incur any significant research and development costs during 2009 or 2008. Nevertheless, considerable progress was made in developing the Company Portal and Circuit Lifecycle Manager, key elements of our offerings moving forward.

PATENTS AND PROPRIETARY TECHNOLOGY

The Company does not currently hold any patents related to its pricing portal and database and related proprietary software code and relies on trade secrets and copyright laws for its protection.

EMPLOYEES

At December 31, 2009, we had a total of 76 employees who were employed in the following areas: product development, quality assurance, product marketing, management, and sales. This compares to a total of 106 at December 31, 2008. We depend on our ability to attract, retain, integrate, and motivate highly-qualified sales, technical, and management personnel – for whom competition is intense. After the sale of Frontrunner in February 2008, our headcount was reduced to 65. Our headcount was increased to 106 as of December 31, 2008 with the acquisition of GCD. Due to the market downturn in 2009, we reduced our headcount to 76. We do not anticipate that this number will increase significantly in the near future. We believe all relations with our employees are satisfactory. Our employees are not covered by a collective bargaining agreement and are considered full-time.

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

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through December 31, 2009, we have incurred cumulative losses of $156.3 million compared to a cumulative loss of $103.4 million through December 31, 2008. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

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

We have incurred substantial debt in developing the business and in acquiring our subsidiaries. There can be no assurances that the Company will be able to refinance or extend any existing debt. At December 31, 2007, we had incurred substantial debt with our primary secured lender and with the providers of subordinated secured debt and short-term bridge debt. All of such debt was refinanced in March 2008 with a portion of the proceeds of $19 million of five-year senior secured convertible notes (the Convertible Notes). In November 2008, as part of the financing for the GCD acquisition, the Company entered into agreements that modified the Convertible Notes and created an additional $16.8 million of debt. In the third quarter of 2009, we issued additional convertible debentures in connection with raising $5.6 million for working capital purposes. See the Notes to Consolidated Financial Statements. There is a risk that the Company will be unable to meet all of the covenants contained in the loan documents, including the meeting of EBITDA covenants on the term loan, repayment and interest obligations, the obligation to timely increase the Company’s authorized common stock, and to file its required Exchange Act filings on a current, ongoing basis. There is also a risk that at maturity we will lack the funds to repay the obligations. Certain debentures are convertible into common stock at prices ranging from $0.15 to $0.24 per share, with full ratchet anti-dilution protection. In addition, most of the debentures were issued together with warrants, some of which are exercisable at $0.24 per share and others at $0.15 per share. These debentures and warrants have full-ratchet anti-dilution rights. Our Senior Secured Lender has, as of December 31, 2009, entered into a forbearance agreement based upon certain covenant violations and has further blocked (pursuant to intercreditor agreements with our underlying subordinated debt lenders) certain payments required with respect to our convertible debentures issued in July and August of 2009. In the event we are unable to resolve the covenant violations with respect to the Senior Debt as it relates to payment of the subordinated debt, there is a risk that such indebtedness can be accelerated. Conversion of the debentures and exercise of the warrants could be substantially dilutive to existing shareholders.

We may choose to effect additional acquisitions. Should we choose to effect additional acquisitions, any such future acquisition should be subject to all of the risks inherent in purchasing a new business. Shareholders must rely upon Management’s estimates as to fair market value and future opportunities with respect to acquisitions of such companies. In addition, in order to attract and retain key personnel with respect to any acquisitions (including 20/20, Magenta, CentrePath, GCG, and GCD), we may be obligated to increase substantially the benefits with respect to employment agreements and equity participation rights (through the issuance of stock, warrants, options, phantom stock rights, or other assets with equity participation features) which could be substantially dilutive of existing shareholders.

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

We face various Software and Software License Issues. Defects in our software could reduce demand for our offerings and expose us to costly liability that would adversely affect our operating results. Our technology solutions are internally complex. Complex software may contain errors or defects, particularly when first introduced or when new versions or enhancements are released. Although we conduct extensive testing, we may not discover software defects that affect our current or new offerings or enhancements until after they are sold.

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

If we fail to meet all applicable continued listing requirements of the Over the Counter Bulletin Board Market (OTCBB), we may be delisted. According to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Quarterly Report on Form 10-Q or Annual Report on Form 10-K) by the due date of such report three times during any 24-month period may be delisted from the OTCBB. Such removed issuer would not be eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of delisting. As we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2008, our common stock was delisted from trading on the OTCBB. We were also late in filing our Form 10-Q for the period ended March 31, 2009. We were able to have the trading of our common stock reinstated on the OTCBB following the bringing current of our filings for such periods. However, if we are late in filing a periodic report within the timelines mentioned above, we will not be permitted to re-list our stock for trading for a period of one year from when such reports are brought forward. In the event our common stock is traded on the Pink Sheets, the market for our common stock will be adversely affected and our liquidity and business operations may be adversely impacted.

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

The Company understands that all comments from the SEC have been addressed and resolved. The Company received “no further comment” letters from the Division of Corporate Finance with respect to previously filed Forms 10-KSB/A and 8-K on December 22, 2009 and February 1, 2010, respectively.

ITEM 2.	PROPERTIES.

The Company maintains its headquarters at 200 S. Wacker Drive, Suite 1650, Chicago, Illinois 60606. Its former address was 500 W. Madison Street, Suite 2060, Chicago, Illinois, 60661. The Company also rents facilities in Salford, Greater Manchester in the United Kingdom and in Lisbon, Portugal. In the United States, facilities are rented in New York City, Houston, Minneapolis, Glendale Heights, IL, and Waltham, Massachusetts. The lease in Waltham was renegotiated in 2008 to $179,000 per annum through September 2013. The leases for Frontrunner’s space in Rochester, New York and its various branch offices were assigned to the buyer as part of the February 2008 disposition.

GCD is subject to an existing sub-lease of 21,880 square feet of space at the 200 S. Wacker Drive address. Annual rent for the space totals $470,340 per annum through November 2010, increasing by $0.50 per square foot each year thereafter with one-half of the rent currently being paid for by way of a rent sharing agreement with a company that was sold by GCD’s former parent to another company, and which currently occupies approximately one-half of the space.

The Company does not presently hold or intend to hold any investments or interests in real estate, investments in real estate mortgages, or securities of or interests in persons primarily engaged in real estate activities.

ITEM 3.	LEGAL PROCEEDINGS.

In February 2009, after numerous attempts to collect accounts receivable of $10.2 million (including the $4.5 million deferred revenue component of the billings) from a unit of BT Group plc (aka British Telecommunications plc), the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer denied the claim and filed a counter claim seeking return of funds paid under the contract. The Company established an allowance for the entire balance as of December 31, 2008. In February 2010, the Company received $3.7 million in full settlement of the dispute. These proceeds were immediately used to pay down the Company’s Term Loan with its Senior Lender. As the accounts had been fully reserved in the prior year, the $3.7 million was restored to net accounts receivable as of December 31, 2009 and has been recorded as a credit to bad debt expense.

Additionally, from time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our Shareholders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock, par value $0.0001 per share, was traded on the OTCBB under the symbol CGSY. At December 31, 2009, our common stock was held by approximately 975 holders of record, as established by our registered transfer agent. On December 31, 2009, the closing sale price of a share of our common stock was $0.12.

The high and low sale prices per share of our common stock from the four quarters during the year ended December 31, 2009 and 2008, respectively, were as follows (the quotations reflect inter-dealer price without retail mark-up, mark-down, or commission and may not represent actual transactions):

	2009		2008
	High	Low	High	Low
First Quarter	$0.15	$0.09	$0.80	$0.49
Second Quarter	$0.19	$0.08	$0.80	$0.40
Third Quarter	$0.22	$0.07	$0.55	$0.19
Fourth Quarter	$0.21	$0.10	$0.40	$0.06

Dividends

We have not paid any cash dividends since our inception and our Board of Directors does not contemplate doing so in the near future. Any decisions as to future payment of dividends will depend on our earnings, financial position, and such other factors as our Board of Directors deems relevant.

Recent Sales of Unregistered Securities

All unregistered securities issued during 2009 have been disclosed in our previous 10-Q or 8-K filings.

Equity Compensation Plan Information

The following is a summary of our equity compensation plans as of December 31, 2009:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity Compensation Plans Approved by Security Holders	—	—	—
Equity Compensation Plans Not Approved by Security Holders	37,732,449	$0.536	54,602,551

Total	37,732,449	$0.536	54,602,551

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

Overview:

The Company reported operating losses of $29.1 million and $22.9 million for the years ended December 31, 2009 and 2008, respectively. As of December 31, 2009, the Company’s current liabilities exceeded its current assets by $25.1 million. Included in the current liabilities is $16.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $21.7 million associated with original issue discount and imputed interest. Excluding these discounts, the working capital deficiency is $76.8 million. Cash on hand at December 31, 2009 was $3.4 million (not including $0.4 million restricted for outstanding letters of credit). Cash used in operating activities from continuing operations was $6.3 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively. The Company’s net working capital deficiency, recurring operating losses, negative cash flows from operations, shareholders’ deficit, and the debt covenant violations and penalties related to such covenant violations raise substantial doubt about its ability to continue as a going concern.

Expenses are being managed closely and lower-cost outsource opportunities are given case-by-case consideration. Additionally, Management notes the Company’s continued success in obtaining capital from its current and new stakeholders as evidenced by the $5.6 million of new cash financing completed in 2009. The Company obtained $35.8 million of new capital in 2008 and used $10.5 million of new capital to fund the GCD acquisition and used the remainder to strengthen its core logistic business model and to support existing operations.

There was significant capital activity during 2009 and 2008. The major components are summarized below:

•

Effective July 31, 2009 and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited against liabilities of the Company to the respective holders) and $4.5 million of original issue discount added to principal, coupled with warrants to purchase up to 18.7 million shares of Common Stock (the July Warrants), all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units, now exercisable or convertible at $0.15 per share). The transaction resulted in proceeds to the Company of $5.6 million, before $0.5 million of financing fees. The July Debentures are subject to a security agreement (July Security Agreement) in which Aequitas Capital Management, Inc. (Aequitas) serves as collateral agent for the holders of the July Debentures. Pursuant to the issuance of these debentures, the exercise price of the March Debentures was reduced to $0.24 per share and the exercise price of the warrants issued in connection with the March Debentures (March Warrants) was reduced to $0.24 per share.

•

The Company established a vendor payment plan designed to reduce past due obligations to certain of its vendors over time. In conjunction with the Second Amendment to the Loan Agreement, the Company issued $1.2 million subscription value, equal to the amount of vendor obligations, with a 65% original issue discount (OID) factor as Vendor Payment Plan Debentures, due November 2011, convertible at $0.24 per share into 8.3 million shares of common stock, along with 3.4 million detachable warrants expiring five years from the date of the authorized share increase. The VPP Security Agreement is substantially similar to the July Security Agreement, with Aequitas to serve as the Collateral Agent.

•

On November 20, 2008, the Company entered into an Interest and Loan Purchase Agreement (the ILPA) with Vanco plc, a U.K. corporation in administration (Seller) to purchase all of the outstanding membership interests (the Interests) of Vanco Direct USA, LLC (now known as Global Capacity Direct, LLC or “GCD”). In order to finance the purchase of the Interests, the Company entered into the following additional agreements, inter alia, to be effective as of the funding of the transaction: (i) a Term Loan and Security Agreement (Term Loan) pursuant to which the Company agreed to borrow $8.5 million from the senior lender(s); (ii) a Consent, Waiver, Amendment, and Exchange Agreement with holders of its outstanding Senior Secured Convertible Debentures issued on March 11, 2008 (March Debentures), pursuant to which the holders waived and amended certain conditions and enabled the Company to enter into the Term Loan Agreement and issue the November Debentures (defined below) and the other transactions referenced below; (iii) a new Securities Purchase Agreement (the November SPA) pursuant to which the Company agreed to issue to certain holders of the March Debentures and to certain additional designated purchasers (including Aequitas Catalyst Fund, LLC, which agreed to convert its September 30, 2008, $500,000 loan to the Company into a November Debenture) an additional $9.0 million of purchase price amount of junior original issue discount secured convertible debentures (the November Debentures), convertible at $0.24 per share, subject to anti-dilution adjustment coupled with warrants (November Warrants) exercisable at $0.24 per share, subject to anti-dilution adjustment; and (iv) an unsecured $3.0 million convertible debenture to be issued to the Seller (which, by its terms, was subsequently increased by an additional $1 million due to the failure to meet a covenant); and (v) certain intercreditor agreements among the parties.

•

On March 11, 2008, the Company closed on $19.0 million of Senior Secured Convertible debentures (the March Debentures). Approximately $8.8 million of the proceeds from the sale of the debentures was used to pay off almost all previously outstanding indebtedness and $1.7 million was used to pay advisory fees. The remaining proceeds were used for working capital purposes and to support the Company’s new business development efforts.

•

The March Debentures included a provision that, on the 210th calendar day after issuance, the conversion price for the debentures would be reduced to 90% of the volume weighted average price for the five trading days immediately prior to that date. The contemplated 210-day period ended on October 7, 2008 and the new conversion price was determined to be $0.24 per share. This value was used in determining the liability for warrants to purchase common stock and the embedded derivatives of convertible debt instruments.

Results of Continuing Operations

2009 vs. 2008

Total revenues for 2009 were $ 64.4 million compared to $34.2 million for 2008, representing an 88% increase. Revenues in 2009 include twelve months of GCD operations totaling $45.7 million of revenue while 2008 included the $5.0 million of revenues earned from the acquisition date of November 20, 2008 through December 31, 2008.

Revenues generated from Optimization Solutions totaled $9.5 million for 2009 as compared to $16.3 million for 2008, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $54.9 million for 2009 compared to $17.9 million for 2008, which is from the delivery of turnkey global networks and system management services.

The consolidated gross margin rate was 24% for 2009 compared to 41% in 2008. Optimization Solutions’ gross margin totaled $4.9 million or 51% of Optimization Solutions’ revenues for 2009 as compared to $11.2 million or 69% of Optimization Solutions’ revenues for the same period in 2008. Connectivity Solutions’ margin totaled $10.6 million or 19% of Connectivity Solutions’ revenues compared to $2.7 million or 15% of Connectivity Solutions’ revenues for 2008.

Optimization Solutions’ revenues decreased 41% while Connectivity Solutions’ revenues increased 207% in 2009 as the Company’s offerings experienced a shift in revenues reflecting a full year of operating GCD, which is primarily Connectivity activity. Optimization revenues were lower in terms of dollars and percentage of consolidated sales. The increase in consolidated gross margin dollars is the result of the increase in sales from including a full twelve months GCD’s operations.

Operating expenses, in thousands, were as follows:

	Years ended December 31,
	2009	2008
Compensation	$12,169	$14,839
Professional services	8,568	10,313
Depreciation and amortization	4,557	2,166
Bad debt expense (recovery)	(3,102)	5,754
Impairment of long-lived assets and goodwill	18,437	—
All other operating expenses	3,906	3,699

Total	$44,535	$36,771

Total operating expenses increased by $7.8 million during the year ended December 31, 2009, driven by an $18.4 million impairment charge to long-lived assets and goodwill. Bad debt expense decreased by $8.9 million, due to the recovery of $3.7 million recognized in the prior year related to a major customer. Of the balance of operating expenses, the non-GCD portion of the Company saw a $9.4 million reduction in operating expenses, while the GCD component increased by $7.7 million, as a full twelve months of activity was included in 2009 results compared to 41 days in 2008.

Included in compensation expense in 2009 is $1.7 million of non-cash charges related to the accounting treatment of certain stock option grants as compared to $6.6 million for 2008.

Professional services expense incurred, in thousands, were as follows:

	Years ended December 31,
	2009	2008
Advisory services	$3,406	$5,979
Routine finance, tax, accounting and audit services	1,880	1,690
Special accounting and auditing projects	1,039	380
Legal services	1,713	1,266
Operations support services	322	593
Other professional services	208	405

Total	$8,568	$10,313

Professional services expense decreased $1.7 million for 2009 as compared to 2008 due mainly to lower advisory services needed to support financing activities. Non-cash charges for warrants issued to service providers included in the above totaled $1.6 million compared to $3.9 million in 2008. Spending levels were increased for special finance projects (i.e., non-recurring audit and related support fees) in 2009 and 2008 by changing auditors and responding to certain SEC comment letters in 2009 and 2008, respectively. In 2009, $1.0 million was incurred in audit and related support fees as the Company terminated its engagement of BDO due to the proposed timing of completion of the audit and the proposed fees associated therewith for the year ended December 31, 2008. In 2008, the Company incurred fees of $0.4 million in connection with the restatement of the quarterly reports for 2008 and 2007 for a condition that arose in the third quarter of 2006 wherein the Company made commitments to issue stock in excess of the shares authorized. Routine finance services, legal services, and operations support services include certain contract staffing that could be replaced by hiring employees to fill those roles.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization increased by $2.4 million primarily from including twelve months of amortization of GCD versus 41 days in 2008.

Bad debt expense for 2009 is net of the $3.7 million recovery of the BT receivable which had been fully reserved in 2008 as part of the $5.7 million bad debt expense in that year.

Results for 2009 reflect interest expense of $15.7 million, a decrease of $1.6 million from 2008 expense of $17.3 million. Interest expense for December 31, 2009 and 2008 includes $12.6 million and $14.8 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Results for 2008 included $12.2 million of interest expense resulting from the fair value of the debentures being in excess of debt issued in 2008 while 2009 did not include any such charges. Charges in future years for such interest depends on the terms and the occurrence of future debt instruments.

The warrants and embedded derivatives are revalued at each balance sheet date and marked-to-fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations. For the year ended December 31, 2009, the Company recorded a net loss on warrants and derivatives of $7.8 million compared to a gain of $59.8 million for 2008. The loss recorded in 2009 includes a $7.6 million charge related to a greater probability that the Company’s authorized shares will be increased; the remaining $0.2 million is attributable to fluctuations in the Company’s stock price throughout the year. The gain reported in 2008 was primarily the result of a decrease in the Company’s stock price, offset by an $8.8 million loss from the payoff of the Senior and Junior Secured Facilities. Future operations of the Company can be significantly impacted by the volatility of the market value of the Company’s stock price and other factors that can influence the fair value of warrants and derivatives.

Other non-operating items include registration rights penalties of $2.5 million in 2008, and a loss on debt extinguishment of $10.3 million in 2008.

2008 vs. 2007

Total revenues for 2008 were $ 34.2 million compared to $17.2 million for the same period in 2007, representing a 99% increase. This increase is primarily due to the recognition of revenue in 2008 in connection with significant new contracts in both the Optimization Solutions and Connectivity Solutions lines of business. The primary reasons for the increase in 2008 are $6.7 million of revenue related to a new customer and $5.0 million of revenues from the operations of GCD since its acquisition on November 20, 2008.

Revenues generated from Optimization Solutions totaled $16.3 million for 2008 as compared to $7.5 million for 2007, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $17.9 million for 2008 compared to $9.7 million for 2007, which is from the delivery of turnkey global networks and system management services. GCD drove $5.0 million of this increase while the remaining increase came from a large novation customer relationship that was initiated in the fourth quarter of 2007.

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

Optimization Solutions’ revenues increased 117% while Connectivity Solutions’ revenues increased 85% in 2008 as the Company’s offerings experienced broad demand while also reflecting the continued shift toward network solutions. The improvement in gross margins of Optimization Solutions reflects the proprietary nature of the revenues that allowed a significant increase in revenues with only a modest increase in support services.

Operating expenses, in thousands, were as follows:

	Years ended December 31,
	2008	2007
Compensation	$14,839	$21,371
Professional services	10,313	6,595
Depreciation and amortization	2,166	3,497
Bad debt expense	5,754	—
All other operating expenses	3,699	4,202

Total operating expenses	$36,771	$35,665

Total operating expenses increased by $1.1 million during the year ended December 31, 2008; mainly due to the $1.0 million increase in expense relating to GCD operating expenses incurred post acquisition and an increase in the allowance for doubtful accounts of $5.7 million, offset by reductions in depreciation and amortization and other operating expenses. See the Legal Proceedings section for additional information.

Included in compensation expense for 2008 are non-cash charges of $6.6 million related to the accounting treatment of certain stock option grants as compared to $13.8 million for 2007. Other compensation expense increased $0.8 million for 2008 as compared to 2007, due in part to higher commission expense, which is consistent with the increase in revenue.

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

Bad debt expense increased by $5.7 million in 2008, primarily due to an addition to the allowance for bad debts related to a large customer. In February 2009, after numerous attempts to resolve material open accounts receivable ($10.2 million) with a major customer, the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer denied the claim and filed a counterclaim seeking return of funds paid under the contract. Management saw the counterclaim to be without merit. Company counsel advised Management that a favorable outcome related to this lawsuit was probable, but that the amount to be recovered cannot be determined at the time. As a result, the Company established an allowance for the entire balance as of December 31, 2008.

Additionally, from time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

Operating results for 2009 will include a full twelve months of GCD’s operations that we expect will increase revenues, margin, and operating expenses over the 2008 levels. The Company also expects GCD to make positive contributions to operations in future periods. Any other significant increase in the Company’s future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for 2008 reflect interest expense of $17.3 million, a decrease of $21.7 million from 2007. Interest expense for December 31, 2008 and 2007 includes $14.8 million and $38.5 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense in 2008 also includes $12.2 million of expense from the fair value of derivatives being in excess of the face value of the corresponding debt issued in 2008. Results for 2007 included $18.4 million of interest expense resulting from the fair value of the debentures being in excess of debt issued in 2007. Charges in future years for such interest depends on the terms and the occurrence of future debt instruments.

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

Results of Discontinued Operations

2009 vs. 2008

Income from discontinued operations for the year ended December 31, 2008 was $0.6 million. There was no activity from discontinued operations for the year ended December 31, 2009.

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

Gain (loss) from discontinued operations for the years ended December 31, 2008 and 2007 were $0.6 million and $(5.0) million, respectively. In connection with tentative offers for Frontrunner, the Company reassessed the carrying amount of that unit’s goodwill and wrote-off the balance of $2.6 million during 2007. In addition, during 2007, shut down costs of $0.2 million were accrued at Nexvu to cover any residual costs including severance and liquidation of fixed assets.

Liquidity and Capital Resources

Cash used in operating activities from continuing operations for 2009 was $6.3 million. The primary variance between the loss from continuing operations of $52.8 million and net cash used in operating activities from continuing operations for 2009 was due to non-cash charges from the change in fair value of embedded derivatives and warrants of $7.8 million, amortization of debt discount of $12.6 million, stock-based compensation of $1.7 million, other non-cash expenses related to debt of $1.2 million, and a credit due to the recovery of a prior year bad debt expense of $3.7 million. The Company also incurred a one-time charge related to the impairment of goodwill and intangible assets of $18.4 million.

Cash used in operating activities from continuing operations for 2008 was $9.5 million. The primary variance between the income from continuing operations of $6.8 million and net cash used in operating activities from continuing operations for 2008 was due to non-cash credits from the change in fair value of embedded derivatives and warrants of $59.8 million. Offsetting this were non-cash charges for amortization of debt discount of $14.8 million and stock-based compensation of $6.6 million and other non-cash expenses related to debt of $14.1 million.

The Company utilized cash in investing activities from continuing operations for capital expenditures of $0.2 million and $0.05 million during 2009 and 2008 in addition to $10.5 million related to the acquisition of GCD in 2008. Our capital expenditures in both 2009 and 2008 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations or expansion of our novations business.

Net cash provided by financing activities from continuing operations during 2009 and 2008 was $5.4 and $23.3 million, respectively. The cash provided from financing activities during 2009 resulted from the issuance of $10.5 million of principal amount of original issue discount convertible senior secured debentures (July Debentures). The cash provided from financing activities during 2008 was the result of the sale of the secured convertible debentures of $19.0 million completed in March 2008 and $16.8 million in November 2008. These proceeds were partially offset by the repayment of the Senior Secured and Junior Secured facilities and financing payments on the secured convertible debentures. The remaining proceeds were retained for working capital purposes.

The Company must comply with various financial and non-financial covenants in connection with the term loan in the original principal amount of $8.5 million (the Term Loan) and the March Debentures, November Debentures, and July Debentures (the Debentures). See the Debt note to the Company’s consolidated financial statements for additional information. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first quarter of 2009, the Company was subject to covenants related to EBITDA pursuant to the Term Loan. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. As of December 31, 2008, the Company complied with the minimum financial covenants. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings, and accelerate the repayment of debt. The Company has currently violated a default provision of certain of these debt agreements, which is further discussed in the Debt note to the consolidated financial statements. See additional discussion in the Going Concern note as well. A forbearance agreement with the Senior Lender expired on March 19, 2010. In a letter dated March 25, 2010, the Lender has requested payment of default interest starting as of February 22, 2010 and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender also reiterated its desire that the Term Loan be paid in full at the earliest possible date. A new forbearance agreement is currently being negotiated.

Effective July 31, 2009 and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of original issue discount convertible senior secured debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited to the holders of the March and November debentures for entering into a waiver and amendment agreement which, among other things, consented to the issuance of the July Debentures, and inclusive of $0.1 million against liabilities of the Company to Aequitas Capital Management, Inc.) and $4.5 million of original issue discount added to principal, coupled with warrants to purchase up to 18.7 million shares of common stock, all exercisable or convertible at $0.24 per share (the July Warrants coupled with the July Debentures, the Units, subsequently reduced to $0.15 per share. See debt footnote to the financial statements). The transaction resulted in proceeds to the Company of $5.6 million, before $0.2 million of financing fees. The July Debentures are secured by a security interest in the assets of the Company and its subsidiaries, and Aequitas Capital Management, Inc. has been appointed as collateral agent for the July Debenture holders.

The Company also issued (in conjunction with a vendor payment plan (VPP)) $1.2 million of secured convertible original issue discount debentures to certain creditors of the Company (with the debentures to contain a 65% OID factor of up to $0.8 million) and coupled with warrants to purchase up to 3.8 million shares of Common Stock, all exercisable or convertible at $0.24 per share, subject to adjustment.

Historically, our working capital requirements have been met through proceeds of private equity offerings and debt issuances. We expect to start generating positive cash flow from operations in the first half of 2010. However, if our revenues do not materialize as anticipated or our lenders or vendors do not maintain their forbearance, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. Management is actively pursuing sources of capital to refund the Term Loan and provide working capital.

As of December 31, 2009, the Company’s current liabilities exceeded its current assets by $25.1 million. Included in the current liabilities is $16.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $21.7 million associated with original issue discount and imputed interest. Cash on hand at December 31, 2009 was $3.4 million (not including $0.4 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $52.8 million and a net gain from continuing operations of $6.8 million for the years ended December 31, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.7 million relating to the accounting treatment for stock and options, $7.8 million from the change in fair value of embedded derivatives and warrants, and $12.6 million of amortization of debt discounts, interest paid-in-kind and Original Issue Discount (OID) and an $18.4 million goodwill and other long-lived assets impairment charge. The results for 2008 include non-cash expenses of $6.6 million relating to the accounting treatment for stock and options, and a $10.3 million non-cash loss from the extinguishment of debt. Cash used in operating activities from continuing operations was $6.3 million and $9.5 million for each of the years ended December 31, 2009 and 2008, respectively.

The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. In addition, due to covenant violations, the Company’s Term Loan is callable by its Senior Lender. The Senior Lender’s previous forbearance agreement expired on March 19, 2010. On March 25, 2010, the Senior Lender advised that it did not extend such forbearance, requested payment of default interest starting as of February 22, 2010, and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender also reiterated its desire that the Term Loan be paid in full at the earliest possible date. A new forbearance agreement is currently being negotiated.

Notwithstanding the above, the Company continues to find support among its shareholders and other investors, as evidenced by the $5.6 million financing completed in 2009. This capital was used to strengthen its core logistics business model, and to support existing operations.

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

Accounting Standards Codification: In June 2009, the Financial Accounting Standards Board (FASB) established the FASB Accounting Standards Codification (Codification) as the sole source of authoritative accounting principles in conformity with generally accepted accounting principles in the United States of America (GAAP). The rules and interpretive releases of the Securities and Exchange Commission (the SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is now considered non-authoritative. As required, the Company adopted the Codification as the sole source of authoritative GAAP effective as of September 30, 2009. As the Codification is not intended to change or alter existing GAAP, its adoption did not impact the Company’s Consolidated Financial Statements.

Principles of Consolidation: The Consolidated Financial Statements include the accounts of Capital Growth Systems, Inc. and its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated.

Foreign Currency Translation: Assets and liabilities of the Company’s foreign subsidiary are translated at year-end exchange rates. Amounts in the Statements of Operations are translated using weighted average monthly exchange rates during the year. Gains and losses resulting from translating foreign currency financial statements are recorded in the Consolidated Balance Sheets within Accumulated Other Comprehensive Income (Loss) until the subsidiary is sold or liquidated.

Cash Equivalents: As of December 31, 2009 and 2008, cash equivalents consisted of investments in the highest rated overnight deposits with major banks. These investments are carried at cost, which approximates fair value.

Restricted Cash: Restricted Cash principally consists of amounts or deposits whose use is restricted by either law or contract.

Revenue Recognition: The Company generates revenue from selling and installing hardware, licensing its software, and the rendering of services. It also generates revenue from the provisioning and reselling of telecommunication circuits and from supporting and monitoring of its customers’ networks.

For revenue from offering sales and services, the Company requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgments regarding the fixed nature of the selling prices of the offerings delivered and the collectability of those amounts. Provisions for discounts and rebates to the customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company defers any revenue for which the offering or software has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the offering has been delivered or no refund will be required. The allocation of license and maintenance is based on the residual method of accounting.

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

Goodwill and Intangible Assets: Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually as of December 31. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009 and 2008. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of the Company’s reporting unit is determined based upon Management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, trade names, and developed technology were all determined to have a definite life and are amortized using the economic benefit or straight-line methods over the shorter of the estimated useful life or contractual life of the these assets, which range from 3 to 15 years. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

Based on the impairment tests performed at December 31, 2009, the Company determined that there would be a $5.9 million impairment of intangibles and a $12.5 million impairment of goodwill. There can be no assurance that future goodwill or impairment tests will not result in further charges to earnings.

Stock-based Compensation: The Company measures and recognizes the cost of stock-based awards granted to employees and directors based on the grand-date fair value of the award and recognizes expense over the vesting period. Recognition of stock-based compensation expense during the period ended December 31, 2009 totaled $1.7 million compared to $6.6 million in the prior year. No tax benefit has been recorded due to the full valuation allowance on deferred tax assets that the Company has recorded.

The Company uses the Black-Scholes Model for purposes of determining estimated fair value of stock-based payment awards on the date of grant. The model uses market-sourced inputs such as interest rates, exchange rates, and option volatilities. Selection of these inputs involves Management’s judgment and may impact net income. The circumstances may change and additional data may become available over time, which could result in changes to these assumptions and methodologies and thereby materially impact our fair value determination and the recording of compensation expense in future periods.

The Company will on occasion exchange shares of the Company’s common stock or warrants to purchase shares of common stock for services and goods. These shares or warrants generally are fully vested, non-forfeitable, and exercisable at the date of grant and require no future performance commitment by the recipient. The Company expenses the fair market value of these securities over the period in which the related services are received.

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

Off-Balance Sheet Arrangements

The Company had no off-balance sheet arrangements in place as of December 31, 2009 or 2008.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Capital Growth Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Capital Growth Systems, Inc. and Subsidiaries (the Company) as of December 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Capital Growth Systems, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company’s recurring operating losses, negative cash flows from operations, net working capital deficiency, shareholders’ deficit and debt covenant violations and related penalties raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ ASHER & COMPANY, LTD.

Philadelphia, PA

March 31, 2010

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($000s except par values and share data)

	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,377	$4,598
Accounts receivable, net	9,739	6,277
Prepaid expenses and other current assets	907	844

Total Current Assets	14,023	11,719
Property and equipment, net	980	1,548
Intangible assets, net	16,462	26,182
Goodwill	1,480	13,993
Other assets	1,434	3,875

TOTAL ASSETS	$34,379	$57,317

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$16,107	$8,106
Accounts payable	13,119	12,636
Accrued expenses	5,839	4,971
Deferred revenue, current portion	4,095	4,349

Total Current Liabilities	39,160	30,062
Liabilities for warrants to purchase common stock	17,960	12,153
Embedded derivatives of convertible debt instruments	28,214	16,854
Deferred income taxes	40	—
Deferred revenue, long-term portion	13	45

Total Liabilities	85,387	59,114

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of December 31, 2009 and 2008	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 168,233,180 issued and outstanding at December 31, 2009 and 154,281,018 issued and outstanding at December 31, 2008	17	16
Additional paid-in capital	105,290	101,606
Accumulated deficit	(156,260)	(103,426)
Accumulated other comprehensive income (loss)	(55)	7

Total Shareholders’ Equity (Deficit)	(51,008)	(1,797)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$34,379	$57,317

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

($000s, except per share data)

	Years ended December 31,
	2009	2008
REVENUES	$64,390	$34,159
COST OF REVENUES	48,921	20,255

GROSS MARGIN	15,469	13,904

OPERATING EXPENSES
Compensation	12,169	14,839
Travel and entertainment	1,348	1,477
Occupancy	1,681	1,367
Professional services	8,568	10,313
Depreciation and amortization	4,557	2,166
Impairment of long-lived assets	5,923	—
Impairment of goodwill	12,514	—
Bad debt expense (recovery)	(3,102)	5,754
Other operating expenses	877	855

TOTAL OPERATING EXPENSES	44,535	36,771

OPERATING LOSS	(29,066)	(22,867)
Interest expense, including amortization of deferred financing costs and discounts	(15,716)	(17,312)
Gain (loss) on warrants and derivatives	(7,844)	59,833
Registration rights penalties	—	(2,522)
Loss on extinguishment of debt	(68)	(10,343)
Income tax expense	(140)	—

Income (loss) from continuing operations	(52,834)	6,789
Income from discontinued operations	—	552

NET INCOME (LOSS)	$(52,834)	$7,341

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Income (loss) from continuing operations	$(0.32)	$0.05
Income (loss) from discontinued operations	—	—

Net income (loss) per share of common stock – basic	$(0.32)	$0.05

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Income (loss) from continuing operations	$(0.32)	$(0.23)
Income (loss) from discontinued operations	—	—

Net income (loss) per share of common stock – diluted	$(0.32)	$(0.23)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

($000s except share data)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2008	123,752,039	$12	$77,462	$(110,767)	$(89)	$(33,382)
Cashless exercise of stock options	804,626	—	—	—	—	—
Executive options surrendered to Company and provided to Seller of GCD	—	—	290	—	—	290
Conversion of debt to common stock	25,312,890	3	13,302	—	—	13,305
Exercise of warrants	3,934,278	1	3,693	—	—	3,694
Registration rights penalty	477,185	—	241	—	—	241
Stock-based compensation expense	—	—	6,618	—	—	6,618
Foreign currency translation adjustment	—	—	—	—	96	96
Net income for 2008	—	—	—	7,341	—	7,341

Balance, December 31, 2008	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	13,952,162	1	1,981	—	—	1,982
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	(62)	(62)
Net loss for 2009	—	—	—	(52,834)	—	(52,834)

Balance, December 31, 2009	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)

The accompanying notes are an integral part of these consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($000s)

	Years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,834)	$7,341
Less: income from discontinued operations, net of tax	—	(552)

Income (loss) from continuing operations	(52,834)	6,789

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	4,557	2,166
Impairment of goodwill and intangible assets	18,437	—
Stock-based compensation	1,703	6,618
Consulting expenses paid in warrants	1,617	3,886
Registration rights penalties	—	2,522
Amortization of deferred financing costs	1,148	1,227
Amortization of debt discount and interest paid-in-kind	12,607	14,756
Loss on extinguishment of debt	68	10,343
Change in fair value of embedded derivatives and warrants	7,844	(59,833)
Provision for bad debt expense, net of write-offs	(3,102)	5,754
Changes in operating assets and liabilities, net of effects of acquisition and divestiture:
Accounts receivable	(360)	(4,558)
Prepaid expenses and other current assets	(63)	(448)
Other assets	(267)	502
Accounts payable	1,690	2,326
Accrued expenses	868	(1,082)
Deferred revenue	(286)	(490)
Deferred income taxes	40	—

Total adjustments	46,501	(16,311)

Net cash used in continuing operations	(6,333)	(9,522)
Net cash used in discontinued operations	—	(424)

Net cash used in operating activities	(6,333)	(9,946)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of GCD, net of cash acquired	—	(10,473)
Purchase of property and equipment	(193)	(48)

Net cash used in investing activities from continuing operations	(193)	(10,521)
Net cash provided by investing activities from discontinued operations	—	839

Net cash used in investing activities	(193)	(9,682)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from line of credit	—	810
Proceeds from the issuance of debt	5,600	35,825
Repayment of long-term debt	(33)	(9,725)
Payment of financing costs	(200)	(3,673)
Proceeds from exercise of warrants, issuance of stock, and units offering	—	33

Net cash provided by financing activities from continuing operations	5,367	23,270
Net cash provided by (used in) financing activities from discontinued operations	—	—

Net cash provided by financing activities	5,367	23,270

Effect of exchange rate on cash and equivalents	(62)	97

Increase (decrease) in cash and cash equivalents	(1,221)	3,739
Cash and cash equivalents – beginning of year	4,598	859

Cash and cash equivalents – end of year	$3,377	$4,598

	Years ended December 31,
	2009	2008
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest for continuing operations	$1,583	$1,611
Cash paid for interest for discontinued operations	—	12
Cash paid for income taxes for continuing operations	43	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Principal amount of extinguished debentures	24,621	18,459
Conversion of debt to common stock	1,982	13,305
Conversion of warrants to common stock	—	3,694
Conversion of accounts payable to VPP Debentures	1,207	—
Seller Debenture for acquisition of GCD, net of imputed interest	—	2,497
Options transferred to seller of GCD	—	290
Issuance of November Debentures for services	—	700
Registration rights penalty	—	241

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

Basis of Presentation

The Company consolidates its wholly-owned operating subsidiaries. The continuing operations presented in the accompanying consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries: 20/20 Technologies, Inc. (20/20), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, CentrePath, Inc. (CentrePath), and Global Capacity Group, Inc. (GCG). Also consolidated, effective November 20, 2008, is Global Capacity Direct, LLC (GCD), formerly known as Vanco Direct USA, LLC. The Company also consolidated two other businesses, Nexvu Technologies, LLC (Nexvu) and Frontrunner Network Systems (Frontrunner) until their respective closure or sale and the Company reports their results as discontinued operations. See the Discontinued Operations note for additional information. Except where necessary to distinguish the entities, together they are referred to as the “Company.”

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Concentrations of Credit Risk

Financial instruments and related items, which potentially subject the Company to concentrations of credit risk, consist primarily of cash and cash equivalents. Cash and cash equivalents are maintained with reputable major financial institutions. Deposits with these banks exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits by $3.0 million and $4.1 million for the years ended December 31, 2009 and 2008, respectively. Daily cash balances in the operating accounts are monitored and adjusted, as appropriate. These balances could be impacted if one or more of the financial institutions with Company deposits fails or is subject to other adverse conditions in the financial or credit markets. To date, the Company has not experienced any loss or lack of access to its invested cash or cash equivalents; however, there can be no assurance that access to invested balances will not be impacted by adverse conditions in the financial and credit markets.

Cash and Cash Equivalents

The Company considers those short-term, highly-liquid investments with original maturities of three months or less as cash and cash equivalents.

Restricted Cash

As of December 31, 2009, the Company had $0.4 million of restricted cash for outstanding letters of credit. As of December 31, 2008, the Company had $0.5 million of restricted cash for outstanding letters of credit. The letters of credit expire within one year of issuance; therefore, restricted cash is classified with other current assets.

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

The total allowance for uncollectible accounts was $1.0 million and $6.8 million as of December 31, 2009 and 2008, respectively. The December 31, 2008 allowance includes $5.7 million related to one major international customer. In 2008, the Company increased its allowance for doubtful accounts for the full amount of the disputed receivable with this major customer and initiated legal action to collect the funds. In February 2010, the Company received $3.7 million in full settlement of the dispute. As the receivable had been fully reserved in the prior year, the $3.7 million was restored to net accounts receivable as of December 31, 2009 and has been recorded as a credit to bad debt expense.

Impairment of Long-lived Assets

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

Goodwill and Intangible Assets

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets at the dates of acquisition. Goodwill, which is not subject to amortization, is tested for impairment annually as of December 31. The Company tests Goodwill and other intangible assets for impairment on an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value. Recoverability of goodwill is evaluated using a two-step process. The first step involves a comparison of the fair value of a reporting unit with its carrying value. If the carrying amount of the reporting unit exceeds its fair value, then the second step of the process involves a comparison of the implied fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009 and 2008. The Company re-evaluates its reporting units and the goodwill and intangible assets assigned to the reporting units annually, prior to the completion of the impairment testing. The fair value of the Company’s reporting unit is determined based upon Management’s estimate of future discounted cash flows and other factors. Management’s estimates of future cash flows include assumptions concerning future operating performance and economic conditions and may differ from actual future cash flows.

Other intangible assets consisting mainly of customer relationships, trade names, and developed technology were all determined to have a definite life and are amortized using either the economic benefit method or the straight-line method over the shorter of the estimated useful life or contractual life of the these assets, which range from 3 to 15 years. Intangible assets with definite useful lives are periodically reviewed to determine if facts and circumstances indicate that the useful life is shorter than originally estimated or that the carrying amount of assets may not be recoverable. If such facts and circumstances do exist, the recoverability of intangible assets is assessed by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives against their respective carrying amounts. Impairments, if any, are based on the excess of the carrying amount over the fair value of those assets.

See the Intangible Assets and Goodwill note for a discussion of the impairment loss in 2009.

Deferred Financing Costs

Deferred financing costs, included with prepaid expenses and other assets in the consolidated balance sheets, were $1.3 million and $3.7 million as of December 31, 2009 and 2008. These costs represent fees incurred and paid in either cash or warrants to obtain debt financing and are amortized over the life of the related debt using the effective interest rate method.

Accounting for Debt Issued with Stock Purchase Warrants

The Company accounts for debt issued with detachable stock purchase warrants by allocating the proceeds of the debt between the debt and the detachable warrants based on the relative estimated fair values of the debt security without the warrants and the warrants themselves. The amount allocated to the warrants would then be reflected as both an increase to additional paid-in capital and as a debt discount that would be amortized over the term of the debt. However, in circumstances where the warrants must be accounted for as a liability, the full estimated fair value of the warrant is established as both a liability and as a debt discount. As of December 31, 2009 and 2008, the Company does not have any warrants that merit equity classification.

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

Upon issuance of convertible debt instruments the Company first determines whether the instrument and any conversion features and warrants, should be accounted for as a liability. The Company then considers whether the conversion option or other embedded features (such as puts and calls) require bifurcation from the debt or preferred stock host pursuant to the relevant accounting literature. This consideration includes, among other things, an assessment of whether the embedded feature would qualify as a derivative, whether such a derivative is indexed to the Company’s common stock and whether the derivative would, if freestanding, be classified in shareholders’ equity (deficit). If it is determined that one or more embedded features are required to be bifurcated, those bifurcated features are separated from the debt as a bundle and accounted for as a liability or asset of the Company. The debt itself would then be recorded with a discount (if the separated features were a liability) or a premium (if the separated features were an asset) which would be amortized over the term of the debt. The Company has no such derivative assets, but it does have various derivative liabilities.

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

These warrant and derivative liabilities are also marked-to-market prior to any related conversions, exercises, modifications, or extinguishments with any necessary changes being reflected in “Gain (loss) on warrants and derivatives.” Upon such events, the carrying cost of the liability is eliminated (upon a conversion, exercise, or extinguishment) or adjusted as may be necessary in a modification and such eliminations and adjustments are included in the overall accounting for the related event.

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

Fair Value Measurements

On January 1, 2008, the Company adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

The Company utilizes the following hierarchy in fair value measurements:

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

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at December 31, 2009 and 2008 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Derivative financial instruments	—	$28.2	—	$28.2
Warrant liability	—	18.0	—	18.0

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2008
Derivative financial instruments	—	$16.9	—	$16.9
Warrant liability	—	12.2	—	12.2

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

Non-Recurring Fair Value Measurements: Assets measured at fair value on a non-recurring basis at December 31, 2009 are as follows, in millions:

	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009	Total Gains (Losses) For the Year Ended December 31, 2009
Long-lived assets – Intangibles	—	—	$16.5	$16.5	$(5.9)
Goodwill	—	—	1.5	1.5	(12.5)

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsection of the FASB’s Accounting Standards Codification (ASC) Topic 360-10, intangible assets with a carrying amount of $22.4 million were written down to their fair value of $16.5 million, resulting in an impairment charge of $5.9 million, which was included in results of operations for the period.

Pursuant to the provisions of ASC Topic 350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $14.0 million was written down to its fair value of $1.5 million, resulting in an impairment charge of $12.5 million, which was included in results for the period.

See the Intangible Assets and Goodwill note for a discussion of the valuation techniques and a description of the information used to determine fair value in 2009.

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

Remote Management Services: The Company recognizes revenue from the installation and servicing of the arrangement ratably over the term of the contract with no allocation to either installation or monthly monitoring since, the installation has no value to the customer on a standalone basis.

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

Accounting for Stock-based Compensation

The Company measures and recognizes the cost of stock-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes expense over the vesting period. The Company estimates the grant date fair value of each award using a Black-Scholes option-pricing model.

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

The Company and its subsidiaries file income tax returns in the U.S. Federal jurisdiction, and various state, local, and foreign jurisdictions. Based on its evaluation, the Company has concluded that it has no significant unrecognized tax benefits. Generally, tax years ended December 31, 2006 and forward remain subject to examination by major tax jurisdictions as of December 31, 2009. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to its financial results. The Company classifies interest and penalties as a component of income tax expense.

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Years ended December 31,
	2009	2008
Net income (loss)	$(52,834)	$7,341
Foreign currency translation adjustment	(62)	97

Comprehensive income (loss)	$(52,896)	$7,438

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

Reclassifications

Due to the material activity in the allowance for doubtful accounts and bad debt expense (recovery), certain amounts previously reported have been reclassified to conform to the current period presentation.

NOTE 2. Recent Accounting Pronouncements.

In September 2009, the Company adopted Accounting Standards Codification (ASC) 105-10-05, which provides for the Financial Accounting Standards Board Accounting Standards Codification (the Codification) to become the single official source of authoritative, non-governmental U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under Federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (ASU). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification.

In February 2009, the FASB issued an accounting standard now codified within ASC 805, Business Combinations that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, Contingencies, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 did not have an impact on the Company’s financial position and results of operations.

Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures. This pronouncement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. Effective January 1, 2009, the Company adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations.

In December 2007, the FASB issued ASC Section 810-10-65, Consolidation: Transition and Effective Date Information. This standard amends ARB No. 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. The Company adopted the provisions of ASC 810-10-65 effective January 1, 2009.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, Derivatives and Hedging. Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard now codified within ASC 350, Intangibles—Goodwill and Other which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting now standard codified within ASC 350, Intangibles—Goodwill and Other that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, Business Combinations and ASC 820, Fair Value Measurements and Disclosures. The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard now codified within ASC 825, Financial Instruments that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard now codified within ASC 820, Fair Value Measurements and Disclosures, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales. The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.

In May 2009, the FASB issued an accounting standard now codified within ASC 855, Subsequent Events, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820, Fair Value Measurements and Disclosures. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The Company adopted the ASU in the fourth fiscal quarter of 2009.

The adoption of the pronouncements above did not have a material effect on the Company’s financial position or results of operations.

New Accounting Pronouncements not yet effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements that Include Software Elements, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on the its consolidated results of operations or financial condition.

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, Transfers and Servicing, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010. The adoption of these staff positions could impact future transactions entered into by the Company.

NOTE 3. Going Concern.

As of December 31, 2009, the Company’s current liabilities exceeded its current assets by $25.1 million. Included in the current liabilities is $16.1 million of current maturities of long-term debt, net of $30.0 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $21.7 million associated with original issue discount and imputed interest. Cash on hand at December 31, 2009 was $3.4 million (not including $0.4 million restricted for outstanding letters of credit). The Company reported a net loss from continuing operations of $52.8 million and a net gain from continuing operations of $6.8 million for the years ended December 31, 2009 and 2008, respectively. The results for 2009 include non-cash expenses of $1.7 million relating to the accounting treatment for stock and options, $7.8 million from the change in fair value of embedded derivatives and warrants, and $12.6 million of amortization of debt discounts, interest paid-in-kind, and Original Issue Discount (OID), and an $18.4 million goodwill and other long-lived assets impairment charge. The results for 2008 include non-cash expenses of $6.6 million relating to the accounting treatment for stock and options and a $10.3 million non-cash loss from the extinguishment of debt. Cash used in operating activities from continuing operations was $6.3 million and $9.5 million for the years ended December 31, 2009 and 2008, respectively.

The Company’s net working capital deficiency, recurring operating losses, and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. In addition, due to covenant violations, the Company’s Term Loan is callable by its Senior Lender. The Senior Lender’s previous forbearance agreement expired on March 19, 2010. On March 25, 2010, the Senior Lender advised that it did not extend such forbearance, requested payment of default interest starting as of February 22, 2010, and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender also reiterated its desire that the Term Loan be paid in full at the earliest possible date. A new forbearance agreement is currently being negotiated.

Notwithstanding the above, the Company continues to find support among its shareholders and other investors, as evidenced by the $5.6 million financing completed in 2009. This capital was used to strengthen its core logistics business model and to support existing operations. Management is actively pursuing additional sources of capital to refund the Term Loan and provide working capital.

NOTE 4. Acquisitions.

On November 14, 2008, CGSI, through its wholly-owned subsidiary Capital Growth Acquisition, Inc. (CGAI), entered into an Interest and Loan Purchase Agreement (the ILPA) with an administrator (Seller) for the purchase of all of the outstanding membership interests (the Interests) of GCD. Vanco plc, the former ultimate parent of GCD, was based in the United Kingdom (U.K.) and went into administration (a form of bankruptcy protection in the U.K.) in May 2008. Since that time, the U.K.-based administrator for Vanco plc (akin to a trustee in United States bankruptcy actions) had been marketing GCD for sale. Because of required regulatory approvals, closing on the ILPA was in two phases. Effective with the first closing on November 20, 2008 (the Financial Closing), the Company paid full consideration for the Interests of GCD and began operating GCD under a management services agreement (MSA). The purchased Interests were held in escrow until the Company and the Seller obtained the required Federal and state regulatory approvals. The second closing to transfer the Interests to the Company from escrow (Final Closing) occurred on April 14, 2009 after such approvals were obtained. The Company acquired GCD to expand its customer relationships and to strengthen its intellectual property that is core to its logistics business model and believes that GCD’s software and intellectual property are complementary to its global pricing and supply chain management systems.

GCD holds domestic and international Section 214 authorizations from the Federal Communications Commission (FCC) and certificates of public convenience and necessity (or the equivalent) from various state telecommunications regulatory commissions (State Commissions). On November 19, 2008, the FCC granted a special temporary authority (STA) for the Company to operate the assets of GCD under the MSA and, as contemplated by the ILPA, the Financial Closing occurred on November 20, 2008. Under the MSA, the Company earned a monthly management fee equal to 30% of GCD’s revenues (provided that in no event could any monthly payment exceed GCD’s net income for such month) and is responsible for any losses that may accrue. Per the ILPA, the Final Closing did occur upon the approval by both the FCC and State Commissions of the transfer of beneficial ownership of GCD to the Company.

The purchase consideration to Seller at the Financial Closing included cash of $12.2 million, a non-interest bearing convertible debenture of $3.0 million and options to purchase 5,750,001 shares of the Company’s common stock. The Seller Debenture and purchase consideration were subsequently increased by $1.0 million in a post-closing adjustment.

As the Company paid full consideration for 100% of the Interests of GCD and, through the MSA, had both the ability to control GCD and received substantially all of the economic risks and rewards of ownership, the Company effectively obtained a controlling financial interest in GCD with the Financial Closing. The acquisition of Interests was accounted for using the purchase method of accounting. Accordingly, the net assets were recorded at their estimated fair values and operating results were included in the Company’s consolidated financial statements from November 20, 2008, the date of acquisition. The purchase price, as adjusted, was allocated as of the Financial Closing and resulted in goodwill of approximately $1.5 million. The purchase price allocation as of November 20, 2008 was as follows:

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

The following unaudited pro forma consolidated results of continuing operations for the year ended December 31, 2008 are presented as though GCD had been acquired as of January 1, 2008:

Revenue	$74,361
Loss from continuing operations	(3,872)
Basic and diluted loss per share from continuing operations	(0.03)

The pro forma results of operations are not necessarily indicative of what actually would have occurred had the GCD acquisition occurred at an earlier date, nor are they necessarily indicative of future consolidated results. The Seller continued to support the operations of GCD while marketing GCD for sale. The historical results of operations of GCD in 2008 were impacted by Vanco plc’s bankruptcy and the Seller’s marketing of GCD for sale.

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

On August 26, 2008, the Company entered into an Asset Purchase Agreement with an unaffiliated party (Nexvu Buyer) for the sale of Nexvu’s assets. The purchase price for the assets was $0.25 million, of which $0.125 million was paid at closing with the balance received by the Company in 2009. In addition, the Company is entitled to a 12.5% stake in Nexvu Buyer; however, no value has been ascribed to that component of the consideration, as the Company has not met any operating success.

The operational results and cash flows of these two entities are presented as discontinued operations. There were no revenues or expenses from discontinued operations for the year ended December 31, 2009. In 2008, discontinued operations resulted in $1.0 million of revenue and $0.1 million in loss from discontinued operations before taxes. The operating results related to Frontrunner and Nexvu are included in discontinued operations through the sale date. Gain on sale of discontinued operations for the year ended December 31, 2008 was $0.7 million.

There were no assets or liabilities of discontinued operations at December 31, 2009 or 2008.

NOTE 6. Property and Equipment.

Property and equipment consists of the following:

	December 31,
	2009	2008
Furniture and fixtures	$343	$343
Computer equipment	972	963
Leasehold improvements	813	782
Machinery and equipment	1,630	1,478

	3,758	3,566
Accumulated depreciation	(2,778)	(2,018)

Net property and equipment	$980	$1,548

Depreciation of property and equipment was $0.8 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively.

The Company determined that there was no impairment loss with respect to its property and equipment as of December 31, 2009 or 2008.

NOTE 7. Intangible Assets and Goodwill.

Intangible Assets

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization.

As a result of its intangible asset impairment assessments, the Company recorded an impairment loss of $5.9 million related to intangible assets for the year ended December 31, 2009. The Company did not recognize any impairment charges related to the long-lived assets of continuing operations for the year ended December 31, 2008. Acquisition values, accumulated amortization, accumulated impairment losses, and estimated amortization for the periods ending December 31, 2009 and 2008 for each major intangible asset class are as follows:

		December 31, 2009
	Amortization Period in Years	Value at Acquisition	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Developed technology	5 to 15	$12,215	$(3,581)	$(3,669)	$4,965
Trade names	3	350	(350)	—	—
Customer relationships	6 to 15	16,510	(2,759)	(2,254)	11,497

Total	13.9 weighted average years	$29,075	$(6,690)	$(5,923)	$16,462

		December 31, 2008
	Amortization Period in Years	Value at Acquisition	Accumulated Amortization	Accumulated Impairment Losses	Net Carrying Value
Developed technology	5 to 15	$12,215	$(1,625)	$—	$10,590
Trade names	3	350	(246)	—	104
Customer relationships	6 to 15	16,510	(1,022)	—	15,488

Total	13.0 weighted average years	$29,075	$(2,893)	$—	26,182

Amortization expense for the years ended December 31, 2009 and 2008 related to the long-lived intangible assets was $3.8 million and $1.5 million, respectively. During 2009, the Company recorded an impairment loss with respect to the long-lived intangible assets totaling $5.9 million. Throughout 2009, certain previously acquired customer relationships and related technology developed to provide services to those customers became impaired as a result of the certain existing customer relationships effectively ending during 2009. The significant operating loss incurred by the Company during 2009, coupled with the fact that it became clear in the fourth quarter that certain acquired customer relationships had ended and there were no major customers utilizing certain previously acquired developed technology, represented a triggering event which led Management to test its long-lived assets for impairment. Management performed the undiscounted cash flows recoverability test and noted that carrying amounts of certain customer relationship assets and developed technology exceeded its projected future undiscounted cash flows indicating that impairment existed. Management then utilized a discounted cash flow model in order to determine the fair value of these assets which were identified as impaired during the recoverability test. Management’s assessment resulted in a $5.9 million write-down of the carrying value of certain developed technology and customer relationship assets associated with the legacy business components to fair value.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

2010	$2,355
2011	2,141
2012	1,953
2013	1,767
2014	1,571
Thereafter	6,675

Total	$16,462

Goodwill

Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009 and 2008. The fair value of the Company’s reporting unit was determined using a discounted cash flow method. The results of the annual impairment test indicated that there was a $12.5 million impairment of goodwill in 2009 and no impairment of goodwill in 2008.

The value at acquisition and current carrying cost of goodwill for the acquired companies are as follows:

	December 31, 2009			December 31, 2008
	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value
Total	$13,993	$(12,513)	$1,480	$13,993	$—	$13,993

The Company is considered to be a single business reporting unit as discrete financial information is not fully developed nor are the operations of the business managed at any segment level. The Company provides integrated services, markets integrated solutions, utilizes shared management and technology, and has a shared sales force across all business components. Under GAAP, a reporting unit for the purposes of the goodwill impairment test is the same as, or one level below, an operating segment. One level below an operating segment is referred to as a component. Once components are identified, an entity would consider whether any components of an operating segment should be aggregated into one or more reporting units based on whether the components have similar economic characteristics.

The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. Under Step 2, the implied fair value of goodwill is estimated by subtracting the estimated current fair value of identifiable net assets from the estimated fair value as of the measurement date.

The fair value was determined using a discounted cash flow model from projections of the future operations of the business utilizing forecasts of operations, financial position, and cash flows provided by Management. The resultant fair value of the Company’s reporting unit was less than its carrying value at December 31, 2009, requiring step two of the goodwill impairment test to be performed. As a result of the “step two” analysis, the Company assigned the fair value to the assets and liabilities and determined that the calculated implied fair value of goodwill was approximately $1.5 million, resulting in a $12.5 million impairment charge to write-down the carrying value of goodwill to the implied fair value.

Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, the Company may be required to record additional impairment charges. An erosion of future business could create additional impairment in goodwill or other long-lived assets and require a significant charge in future periods.

NOTE 8. Accrued Expenses.

Accrued expenses consist of the following:

	Years ended December 31,
	2009	2008
Accrued carrier disputes	$1,661	$1,139
Accrued compensation and payroll taxes	1,067	539
Accrued professional services	997	1,418
Accrued excise taxes	858	908
Accrued interest expense	620	103
Other accrued expenses	636	864

Total accrued expenses	$5,839	$4,971

NOTE 9. Debt.

Debt consists of the following:

	December 31,
	2009	2008

Term Loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2010, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million, plus paid-in-kind interest of $0.4 million, net of unamortized debt discount of $1.3 million. At December 31, 2008, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $2.0 million. At December 31, 2009, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.8 million, net of unamortized debt discount of $1.0 million

	$8,314	$6,489
July Debentures, issued in July 2009 and August 2009, original issue discount and debt discount at issuance of $4.5 million and $5.2 million, respectively, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), and due May 2011. At December 31, 2009, the outstanding principal balance was $10.5 million plus $0.1 million payment-in-kind interest, net of unamortized original issue discount and debt discount of $3.6 million and $4.1 million, respectively	2,931	—
Amended March Debentures, issued November 2008, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due March 2015. At December 31, 2008, the outstanding principal balance was $29.9 million, net of unamortized original issue discount and debt discount of $12.1 million and $17.1 million, respectively. At December 31, 2009, the outstanding principal balance was $26.9 million, net of unamortized original issue discount and debt discount of $11.0 million and $14.1 million, respectively	1,764	695
November Debentures, issued in November 2008, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2015. At December 31, 2008, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.8 million and $8.9 million, respectively. At December 31, 2009, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.6 million and $8.5 million, respectively	840	245
VPP Debentures, issued in July 2009, original issue discount and debt discount at issuance of $0.8 million and $1.2 million, respectively, and due November 2011. As of December 31, 2009 the outstanding principal balance was $2.0 million, net of unamortized original issue discount and debt discount of $0.6 million and $1.0 million, respectively	380	—
Seller Debenture, non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due May 2011 and renewable monthly thereafter. At December 31, 2008, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $3.4 million. At December 31, 2009, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $2.1 million	1,851	617
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	27	60

Total	16,107	8,106
Less: current maturities	16,107	8,106

Long-term portion	$—	$—

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments, including the maturity value of original issue discount securities, are $67.7 million as of December 31, 2009. This amount does not include minimum interest due on the term note per the default clause of the Agreement.

The reporting and administrative covenants established under the term note and the other debt instruments issued in November 2008 were created assuming an ongoing relationship with a significant customer. As that relationship effectively ended in 2009, the Company had received a number of default notices, amendments to the loan agreements and forbearance agreements as discussed below. The Company is working to arrange a new lending agreement to refund or replace the existing agreement.

Term Loan: The Term Loan Agreement provided for a senior secured term loan (Term Loan or Senior Debt) of $8.5 million effective November 19, 2008. The Company, each of its subsidiaries and GCD (Borrowers) granted to ACF CGS, L.L.C. (Senior Lender or Agent) a security interest in substantially all of its assets and a collateral pledge of all of the common stock or limited liability company interests of its wholly-owned subsidiaries. Interest on the Term Loan is payable monthly at the higher of prime or 5% plus a margin of 14%, with 5% of that rate paid-in-kind. Paid-in-kind interest compounds monthly and is added to the outstanding principal balance of the Term Loan. The Company incurred debt issuance costs of $1.8 million in connection with the Term Loan Agreement, which included a Term Loan origination fee of 2.5%, financial advisory services, legal fees and other costs.

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

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company was subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of GCD) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of December 31, 2009 the Company was not in compliance with the EBITDA covenant, and a forbearance agreement as described below was obtained with the Agent. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million. In connection with the July Debentures, the increase in authorized shares was to have been finalized by January 26, 2010. A waiver extending the authorized share increase to March 19, 2010 was obtained from the Senior Lender. Per the Senior Lender’s letter of March 25, 2010, this forbearance was not extended and several items of default exist. A new forbearance agreement is currently being negotiated. See the Subsequent Events note.

In connection with entering into the Term Loan Agreement, the Company issued to the Agent a warrant (Agent Warrant) to purchase up to 12 million shares of its Common Stock with a term of five years and an exercise price of $0.24 per share. The Agent Warrant is exercisable upon an increase in the Company’s authorized shares of common stock (Authorized Share Increase) and expires in November 2013. The Agent Warrant had a grant date fair value of $2.2 million determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.27 per share, expected volatility of 141.2%, risk-free interest rate of 2.1%, expected term of 5.0 years and no dividends. The fair value of the warrants, adjusted for the uncertainty related to the Authorized Share Increase, was recorded as a decrease to the carrying value of the Term Loan, or debt discount, and an increase to liabilities for warrants to purchase common stock.

In April 2009, the Company entered into a First Amendment, Waiver, Extension and Consent Agreement (the First Amendment) with the Agent, pursuant to which the holders waived and amended certain conditions contained in the Term Loan and governs the priorities and payments in favor of the Senior Lender. In addition, the Lender exercised their right to assign a consultant to provide comfort to the Lender concerning the Company’s business models and the ability to repay the loan. The Company paid fees of $0.3 million to the consultant in connection with this review.

The Borrowers had entered into a Forbearance Agreement on July 9, 2009 (effective as of July 7, 2009), which constituted an additional “Loan Document” under the Loan Agreement, and which was subsequently superseded by Second Amendment and Waiver Agreement which amended the Term Loan Agreement effective as of July 31, 2009 and introduced certain additional financial and reporting covenants. The Forbearance Agreement provided that, as of the Effective Date (as defined therein), if certain specified conditions were met that the percentage of the collection that the Borrowers received (if any) with respect to the accounts receivable subject to the lawsuit referenced above, were to be applied toward the pay down of obligations of the Borrowers under the Loan Agreement, was to be increased to 75%. The agreement also contained an acknowledgement that the $0.04 million amendment fee paid by the Borrowers previously should be in consideration for the forbearance of the enumerated defaults through the Effective Date, and that the Borrowers remained obligated with respect to all reasonable fees and disbursements of Agent’s counsel in connection with the Forbearance Agreement or other related matters.

On December 22, 2009, the Borrowers entered into another Forbearance Agreement which constituted an additional “Loan Document” under the Loan Agreement, pursuant to which the Agent agreed to forbear from exercising its rights and remedies until January 26, 2010, with respect to the defaults specified, including violation of the minimum EBITDA covenant, and deviation by more than 15% from its vendor payment plan. The Company incurred fees of $0.1 million in connection with the Forbearance Agreement.

On December 31, 2009, the Agent and Borrowers entered into the first amendment to the Forbearance Agreement extending the forbearance termination date to the earlier of February 22, 2010, or the date on which the Borrowers violate any financial covenant or other term, other than the specified defaults, and to extend the date the Borrowers were required to enter into a definitive transaction that will result in a mandatory loan pay down in an amount not less than $4.0 million to the Senior Lender, on or before December 31, 2009. Because of this First Amendment, Borrowers agreed to pay a total of $0.1 million in default interest accruing from November 6, 2009 to February 22, 2010. In addition, Borrowers are required to pay 100% of any British Telecom receivable payment received; make a mandatory pay down of the Term Loan in an amount not less than $4.0 million on the date the “Initial Closing” occurs under that certain Asset Purchase Agreement by and among the Company, GCG, GCD, and Global Telecom & Technology Americas, Inc., dated on December 31, 2009 (the APA); and deliver to the Agent, on or before January 7, 2010, a consent letter (the Consent Letter), countersigned by each applicable service provider, confirming that all cash obligations of the Company, GCG, and GCD for fees and expenses incurred in connection with those transactions contemplated by the APA (including all associated brokerage fees) shall, in no event, exceed $0.5 million in the aggregate. The Company is actively pursuing additional sources of capital to refund the unpaid balance of the senior debt.

In July 2009, the Company entered into the following new financing agreements: (i) a Second Amendment, and Waiver Agreement (the Second Amendment) with the Agent, which amends certain conditions contained in the Term Loan and governs the priorities and payments in favor of the Senior Lender, (ii) a July Debt Subordination and Intercreditor Agreement (the July Debentures) with the holders of its junior secured convertible debentures issued on November 20, 2008 (November Debentures and Amended March Debentures), pursuant to which the holders waived and amended certain conditions contained in the November and Amended March Debentures and the corresponding securities purchase agreement which enabled the Company to enter into the Second Amendment and Waiver Agreement, and agree to subordinate the debt to the Senior Lender, (iii) a Vendor Payment Plan Debt Subordination and Intercreditor Agreement (the VPP Debenture) with the holders of its junior secured convertible debentures issued on November 20, 2008 (November Debentures) and (Amended March Debentures), pursuant to which the VPP holders agreed to subordinate the debt to all debt outstanding as of July 31, 2009, (iv) a Securities Purchase Agreement (the July SPA) with the holders of its junior secured convertible debentures, pursuant to which the Company issued the July Debentures and VPP Debenture.

July Debentures: Effective July 31, 2009 and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of original issue discount senior secured convertible debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited to the holders of the March and November debentures for entering into a waiver and amendment agreement which, among other things, consented to the issuance of the July Debentures, and inclusive of $0.1 million against liabilities of the Company to Aequitas Capital Management, Inc.) and $4.5 million of original issue discount added to principal, coupled with warrants to purchase up to 18.8 million shares of common stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units). The transaction resulted in proceeds to the Company of $5.6 million, before $0.5 million of financing fees. The July Debentures are secured by a security interest in the assets of the Company and its subsidiaries, and Aequitas Capital Management, Inc. has been appointed as collateral agent for the July Debenture holders.

At issuance, the July Debentures are convertible into common stock at $0.24 per share, or 43.8 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the July Debentures warrants to purchase an aggregate of 18.8 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of Authorized Share Increase. The Company determined that the conversion feature of the July Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the July Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $2.0 million and $3.2 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with the following average assumptions: common stock fair value of $0.16 per share, expected volatility of 152.4% for warrants and 154.5% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.0% for embedded derivatives, expected term of 5.3 years for warrants and 1.8 years for embedded derivatives and no dividends.

The Company realized a shortfall in collection of certain designated receivables or contract amounts by August 31, 2009. As a result, the July Units purchase agreement required a reduction in the conversion price of the July debentures and the exercise price of the associated warrants from $0.24 per share to $0.15 per share.

At the same time, the Company entered into a Second Amendment and Waiver Agreement (Second Amendment) with its Senior Lender, the Agent and other lenders with respect to $8.5 million of senior secured financing, restoring the loan to good standing and setting adjusted covenants and other terms and conditions.

In addition to the Original Issue Discount amount, the Cash Subscription Amount of the July Debentures bears interest in an amount equal to the “Cash Subscription Amount Interest,” comprised of the sum of: (i) the prime rate of interest as announced in the Wall Street Journal (subject to a floor of 5%); plus (ii) 14% per annum (the Applicable Margin). Basic Interest (comprised of the prime rate component plus 9% of the total 14% of the Applicable Margin) is payable monthly in arrears (twenty days following the end of each month), with the remaining 5% to be paid at the option of the Company in either cash or as paid-in-kind (PIK) Interest, whereby such amount can be accrued and added to principal (in which event an additional OID factor of 75% of such amount is also added to principal of the July Debenture). The Senior Lender July Purchaser Intercreditor Agreement permits the payment in cash of the Cash Subscription Amount Interest for so long as the Senior Loan is not in default and a blockage on payment of interest on the July Debentures is not in effect. In the event that payment of the Cash Subscription Amount Interest is prohibited by such intercreditor agreement, then it is to be accrued and added to the principal amount of the July Debentures in the same manner as the addition of the PIK Interest to the July Debentures (and failure to pay such interest shall in such instance not be an Event of Default under the July Debenture).

The July Debentures also require that the Company redeem 1/7 of the original OID Amount of the July Debentures forty five days following the end of each calendar quarter, commencing with the quarter ended December 31, 2009. Cash payments of the redemption amount will only be permitted under the Senior Loan Agreement to the extent of funds available from 25% of Excess Cash Flow, and provided that the Company is not otherwise in default under the Senior Loan Agreement or subject to a blockage period under the applicable intercreditor agreement. Provided that certain equity conditions of the Company have been met, the Company at its option may elect to pay the Quarterly Redemption Amount (discussed below) either in cash or with Common Stock of the Company whereby the Common Stock would be credited with a value equal to the lesser of (i) the then existing conversion price; or (ii) 90% of the volume weighted average price (VWAP) for the ten consecutive trading days of the Common Stock ended on the trading day that is immediately prior to the applicable Quarterly Redemption Date.

The Company utilized the services of both Aequitas and Capstone Investments in accomplishing the July Debentures. The substantial majority of the investors in the July debentures are from the same pool of investors that participated in the 2008 financings.

In addition to the items disclosed above, during negotiation of the July 31, 2009 debt instruments, the holders of the November Debentures and Amended March Debentures waived their rights to $1.4 million in registration rights penalties. The waiver of the registration rights penalties was accounted for as a recovery of registration rights penalties.

In November 2008, the Company entered into the following agreements to amend debentures issued March 11, 2008, and issue additional debentures: (i) a Term Loan and Security Agreement (Term Loan Agreement) with the Senior Lender; (ii) a Consent, Waiver, Amendment, and Exchange Agreement (the Waiver Agreement) with the holders of its senior secured convertible debentures issued on March 11, 2008 (March Debentures), pursuant to which the holders waived and amended certain conditions contained in the March Debentures and the corresponding securities purchase agreement, and which enabled the Company to enter into the Term Loan Agreement, to amend and restate the March Debentures (Amended March Debentures) and to issue Junior Secured Convertible Debentures (November Debentures); (iii) a new Securities Purchase Agreement (November SPA), pursuant to which the Company issued the November Debentures; (iv) a $3 million unsecured subordinated convertible debenture issued to the Seller of GCD (Seller Debenture), which, by its terms, subsequently increased by $1 million to $4 million; (v) an intercreditor agreement which governs the priorities and payments in favor of the Senior Lender (Senior Lender Intercreditor Agreement) relative to the holders of the Amended March Debentures and the November Debentures (collectively, the Debentures or Junior Secured Creditors); and (vi) an intercreditor agreement which governs the priorities and payments in favor of the Junior Secured Creditors (the Junior Lender Intercreditor Agreement) relative to the holder of the Seller Debenture.

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

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $14.4 million of the face amount into common stock of the Company at $0.24 per share or up to 60.0 million shares on an as converted basis and convert up to an aggregate of $3.2 million of the face amount into common stock of the Company at $0.15 per share or up to 21.0 million shares on an as converted basis. During the year ended December 31, 2009, holders converted $2.9 million of the Amended March Debentures into 13.9 million shares of common stock. During 2008, holders converted $1.0 million of the Amended March Debentures into 4.3 million shares of common stock.

The November 20, 2008 amendment and restatement of the March Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the March Debentures of $4.8 million. The write-off includes unamortized debt discount and deferred financing costs related to the March Debentures of $16.0 million and $1.1 million, respectively, the one-time payment to the holders of the Tranche 2 Amended March Debentures of $0.9 million, offset by the write-off the fair value of the embedded derivative liability related to the March Debentures of $10.8 million and the restructuring of the accrued registration rights penalties related to the March Debentures of $2.3 million. Upon issuance of the Amended March Debentures, the Company recorded original issue discount of $12.4 million based upon the difference between the aggregate $30.9 million face amount of the Amended March Debentures and the original principal amount of the March Debentures at the amendment date of $18.5 million. The Company determined that the conversion feature of the Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $24.2 million exceeded the $18.5 million original principal amount of the Amended March Debentures by $5.7 million, which was recognized immediately as interest expense. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 1.0%, expected term of 6.3 years and no dividends.

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

Pursuant to Registration Rights Agreement, on April 29, 2008, the Company filed a registration statement with the Securities Exchange Commission (SEC) to register all or the maximum amount permitted by the SEC of the common stock underlying the March Debentures and warrants (subject to the obligation to file one or more subsequent registration statements as necessary to register the remaining unregistered shares until all of the underlying securities are eligible for resale under Rule 144 without volume limitation), which provided their holders the rights to certain liquidated damages if not timely filed. The registration statement was to be filed on the earlier of the fifteenth calendar day following the date it files its annual report on Form 10-KSB or May 1, 2008 and was to be declared effective no later than sixty days following the filing date (or ninety days following the filing date if the registration statement underwent a “full review” by the SEC). Failure to meet any of these obligations would subject the Company to liquidated damages equal to 2% of the original principal amount of the March Debentures for each month in which it occurs and on each monthly anniversary thereof, subject to an aggregate cap of 12% of the original principal amount of the March Debentures, payable in cash unless otherwise agreeable to the Company and the March Debenture holder (and interest accrues on unpaid liquidated damages at 16% per annum).

The SEC elected to undertake a full review of the Company’s registration statement. Due to the complexity of the issues raised in that review and a resulting restatement of the Company’s consolidated financial statements for the year ended December 31, 2006, the Company’s registration statement was not declared effective within the deadline. Accordingly, the Company accrued the maximum amount, $2.3 million, of the related liquidated damages. The registration statement was withdrawn on December 5, 2008.

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

Under the November SPA, except for certain exempt issuances including the conversion of the Amended March Debentures, the Company is prohibited from issuing any common stock or securities convertible or exercisable into shares of common stock until the Company’s shareholders approve the Authorized Share Increase. In addition, the November SPA contained an affirmative covenant requiring the Company to complete the Authorized Share Increase within 75 days from the Financial Closing. In February 2009, the Company obtained an amendment to the November SPA that extended the time for completion of the Authorized Share Increase to within 175 days from the Financial Closing (and which was further modified as provided in the July Debentures).

VPP Debentures: The Company established a vendor payment plan (VPP) designed to reduce past due obligations to certain of its vendors over time. In conjunction with the Second Amendment to the Loan Agreement, the Company issued $1.2 million subscription value, equal to the amount of vendor obligations, with a 65% original issue discount (OID) factor as Vendor Payment Plan Debentures, due November 2011. Participants in the VPP Debentures included Shefsky and Froelich, Ltd. ($0.6 million), Capstone Investments ($0.4 million), and Aequitas Capital Management, Inc., ($0.2 million) at subscription. The VPP Security Agreement is substantially a similar form of security agreement (the VPP Security Agreement) as applicable to the July Security Agreement, with Aequitas Capital Management, Inc. to serve as the Collateral Agent.

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

Seller Debenture: The Seller Debenture was issued as partial consideration in the November 2008 GCD acquisition. The Debenture is non-interest bearing so the Company discounted the note at a 19% imputed interest rate resulting in an initial carrying value of $2.5 million. Management determined the 19% rate was applicable based on the interest rate at which the Company obtained other financing at the date of Closing. The Seller Debenture is subject to the terms of the Senior Lender Intercreditor Agreement and the Junior Lender Intercreditor Agreement.

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

NOTE 10. Liability for Warrants and Embedded Derivatives.

Conversion features of the debt are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability (see “embedded derivatives of convertible debt”) at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

As of December 31, 2009 and 2008, the fair value of the derivatives embedded in the convertible debt was $28.2 million and $16.9 million, respectively. The assumptions used to value the embedded derivative liability at December 31, 2009 were: weighted average exercise price of $0.20, weighted average life of 4.1 years, volatility 155.3%, and risk free interest rate of 2.2%. At December 31, 2008, the assumptions used were: weighted average exercise price of $0.24, weighted average life of 6.1 years, volatility 145.3%, and risk free interest rate of 1.0%.

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

As of December 31, 2009 and 2008, the fair value of the warrants was $18.0 million and $12.2 million, respectively. The assumptions used to value the warrant liability at December 31, 2009 were: weighted average exercise price of $0.23, weighted average life of 4.4 years, volatility 149.8%, and risk free interest rate of 2.3%. At December 31, 2008, the assumptions used were: weighted average exercise price of $0.26, weighted average life of 3.6 years, volatility 145.3%, and risk free interest rate of 0.8%

The embedded derivatives and warrants associated with the Term Loan, the Amended March Debentures, the November Debentures, and the Seller Debenture were valued using a Black-Scholes Model. The right to convert certain warrants and a portion of the debt to common stock, which creates the embedded derivative liability, can only be exercised upon an increase in the Company’s authorized shares. The December 31, 2009 embedded derivative liabilities and warrant liabilities are valued at 100% of the Black-Scholes Model fair value. The December 31, 2008 embedded derivative liability and warrant liability valuations were reduced 25% as a result of the uncertainty related to the share increase authorization.

NOTE 11. Warrants to Purchase Common Stock.

At December 31, 2009 and 2008, respectively, the Company had 181.3 million and 181.1 million warrants outstanding to purchase its common stock. These warrants were granted in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance. In accordance with the terms of a registration penalty clause in a 2007 warrant agreement, the expiration date on 16.5 million outstanding warrants was extended from December 31, 2008 to February 5, 2009. In addition, the exercise price of certain warrants has been reduced in accordance with anti-dilution provisions contained in the warrant agreement. The increase in fair value as a result of the modification in exercise prices and expiration dates for the year ending December 31, 2008 was $7.3 million.

The table below summarizes the warrant expiration dates as of December 31, 2009:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2010	675	$0.27-$0.35	$0.306
2011	7,846	$0.25-$0.70	0.416
2012	13,000	$0.15-$0.25	0.198
2013	60,452	$0.24	0.240
2014	—	—	—
2015	99,335	$0.15-$0.24	0.209

Total warrants outstanding	181,308		$0.228

All outstanding warrants expire no later than June 30, 2015.

Warrant activity from December 31, 2007 through December 31, 2009 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2007	67,107	$0.347	2.6	$—
Warrants issued in connection with:
Debt Financing	103,106	0.330
Services Received	19,160	0.308
Warrant anti-dilution modification:
Exercise price, old	(65,831)	0.468
Exercise price, new	65,831	0.267
Exercised	(8,290)	0.326
Forfeited/Cancelled	—	—

Outstanding at December 31, 2008	181,083	$0.261	3.6	$—
Warrants issued in connection with:
Debt Financing	22,521	0.240
Services Received	15,000	0.150
Warrant modification:
Exercise price, old	(46,241)	0.269
Exercise price, new	46,241	0.218
Exercised	—	—
Forfeited/Cancelled	(37,296)	0.284

Outstanding at December 31, 2009	181,308	$0.228	4.4	$—

The exercise price of 18.8 million warrants issued with the July Debentures was reduced from $0.24 to $0.15, as certain payment to holders were not made by September 30, 2009. In connection therewith, anti-dilution provisions in warrants issued in prior years reduced exercise prices of 27.4 million warrants.

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

The total fair value of warrants issued and immediately exercisable during the years ended December 31, 2009 and 2008, respectively, was $4.9 million and $29.3 million. Included in the $29.3 million fair value of warrants issued in 2008 is $7.3 million associated with the October 7, 2008 price reset.

The grant date weighted average fair value of warrants issued is as follows:

	Years ended December 31,
	2009	2008
Warrants granted in connection with debt financing	$0.143	$0.303
Warrants granted for services received	0.109	0.224
Weighted average fair value of all grants issued in the year	0.130	0.291

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

The assumptions underlying the fair value calculations are as follows:

	Years ended December 31,
	2009	2008
Expected volatility	151.4%-152.5%	132.3%-147.2%
Weighted-average expected volatility	152.0%	139.7%
Expected term (in years)	5.23	5.0
Weighted-average risk-free interest rate	2.51%	2.23%
Expected dividends	—	—

During the year ended December 31, 2009, no warrants were exercised. In 2008, 3.9 million shares were issued and 4.4 million warrants were cancelled in connection with the cashless exercise of 8.3 million warrants. The intrinsic value of warrants exercised in 2008 was $2.1 million. Due to the net loss carryforward position of the Company, no tax liability has been recorded related to these warrants.

NOTE 12. Stock-based Compensation.

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

Shares under the plan generally vest 25% upon issuance and 25% on the grant anniversary date until fully vested for service grants. Performance options granted under the plans vest as objectives outlined are achieved. Performance vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained, that portion of the award is cancelled.

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of stock-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of December 31, 2009, the Company has 65.2 million shares available to be issued under these arrangements.

In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 shares of common stock to its then Chief Operating Officer and its then Chief Financial Officer at exercise prices of $0.98 and $0.92, respectively. In December 2007, the Company granted 17,965,000 and 2,450,000 options to acquire common stock to four of its executives and five of its Board members, respectively, at an exercise price of $0.185. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,350,000 shares immediately vested on his separation date of May 18, 2007. As of December 31, 2009, a total of 3,500,000 stock options are vested under these agreements, as amended.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options outstanding to acquire common stock of the Company at exercise prices ranging between $0.185 and $0.98. Approximately 3,000,000 options were issued during 2006, 23,300,000 were issued during 2007, and no options were issued during 2008 and 2009. All of these options are subject to performance conditions. During 2009, 14,666,668 of these options expired as a result of not attaining the required performance goals. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the Company achieving the target goals. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,000,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

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

In November 2008, three executives of the Company assigned existing outstanding and fully vested options to the Seller in the GCD acquisition. The options were valued at $0.3 million on the Financial Closing date using the Black-Scholes model. The assignment was accounted for as a capital contribution from the executive officers to the Company. The options expired unexercised on December 31, 2008.

In January 2009 and June 2009, options to acquire 400,000 shares of common stock were granted to each of the Company’s newly appointed directors. The options vest 25% at the time of grant and 25% on each of the next three anniversary dates of the grant, contingent on continued service as a director of the Company. The total fair value of the grants to be amortized over the service period was $0.1 million.

Activity under the stock option plans and stock grants with time-based vesting for December 31, 2007 through 2009 was:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	31,458	$0.420	9.6	$—
Granted	12,100	0.545
Exercised	(1,150)	0.185
Forfeited/cancelled	(9,835)	0.336

Outstanding at December 31, 2008	32,573	0.502	7.6	$—
Granted	800	0.240
Exercised	—	—
Forfeited/cancelled	(10,007)	0.333

Outstanding at December 31, 2009	23,366	$0.565	6.6	$—

Exercisable at December 31, 2009	19,287	$0.561	6.6	$—

Time-based awards generally vest 25% upon issuance and 25% on the successive 3 anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time-based vesting granted during the years ended December 31, 2009 and 2008 was $0.124 and $0.555, respectively. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. For the years ended December 31, 2009 and 2008, respectively, the Company recognized compensation expense for stock option awards totaling $1.9 million and $5.1 million. At December 31, 2009, unamortized compensation associated with time-based options totaled $1.2 million with a remaining weighted average amortization period of 1.2 years.

Activity under the stock option plans with performance-based vesting for December 31, 2007 through December 31, 2009 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	29,250	$0.344	3.9	$—
Granted	2,550	0.585
Exercised	—	—
Forfeited/cancelled	(750)	0.719

Outstanding at December 31, 2008	31,050	0.352	3.9	$—
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(16,683)	0.240

Outstanding at December 31, 2009	14,367	$0.488	4.8	$—

Exercisable at December 31, 2009	1,000	$0.700	6.7	$—

Performance-based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. There were no options with performance-based vesting granted in 2009. The weighted average grant-date fair value of options with performance-based vesting granted during the year ended December 31, 2008 was $0.548. For the years ended December 31, 2009 and 2008, the Company recognized compensation expense for stock option awards totaling ($0.2) million and $1.5 million, respectively. Expense recorded in 2008 for performance option grants was reversed in 2009 as performance goals were not attained. At December 31, 2009, unamortized compensation associated with performance-based options totaled $5.1 million with a remaining weighted average amortization period of 0.9 years.

The assumptions used to calculate the fair value of stock option grants issued are as follows:

	Years ended December 31,
	2009	2008
Expected volatility	146.4% - 149.1%	130.8% - 149.8%
Weighted-average expected volatility	147.75%	140.1%
Expected term (in years)	6.1	6.3
Weighted-average risk-free interest rate	2.52%	2.57%
Expected dividends	—	—

Expected volatility is based on the Company’s trading history over a three and two-year period for the years ending December 31, 2009 and December 31, 2008, respectively. Weighted average volatility uses the volatility on the grant date and the number of options granted throughout the year. The expected term is the period Management estimates options will be outstanding. The weighted average risk free interest rate is taken from the U.S. Treasury rate of similar lived instruments on the date of the option grant. The Company does not anticipate issuing dividends for the foreseeable future. A forfeiture rate of 5.0% is currently being used.

There were no exercises of stock options during the year ending December 31, 2009. The intrinsic value of options exercised during the year ended December 31, 2008 was $0.5 million. All exercises were made using a cashless method and 345,374 share options were surrendered as a payment of the exercise price.

No tax benefit has been recorded related to stock-based compensation expense.

NOTE 13. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. Effective June 25, 2007, an amendment to the Company’s articles of incorporation increased the authorized shares of the Company’s common stock, par value $.0001 par value per share, from 25.0 million shares to 350.0 million shares (the 2007 Authorized Share Increase). During 2010, the Company intends to obtain an additional amendment to its articles of incorporation to increase the authorized shares of common stock to not less than 990 million shares.

During 2009, the Company issued 13,952,162 shares of common stock in connection with the conversion of debt. The shares were issued at a conversion price of $0.24 per share on $2.2 million of debt converted and $0.15 per share on $0.7 million of debt converted.

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

From time to time, in lieu of, or in addition to cash, the Company issues shares of its common stock as a contract incentive or as payment for non-employee services. The amount recorded for such shares issued is based on the closing price of the Company’s common stock on the effective date of the stock issuance or the agreement and is included with professional services on the Company’s consolidated statements of operations. During the years ended December 31, 2009 and 2008, the Company entered into non-employee services agreements and as a contract incentive agreed to issue common stock of 2.3 million shares and 2.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Accordingly, the Company recorded expense in 2009 and 2008 of $0.3 million and $0.4 million, respectively, based on the closing price per share on the effective date of the agreement of $0.12 and $0.22, respectively. The shares under the 2009 and 2008 contract incentive, although earned, are not issuable until the Authorized Share Increase expected in 2010.

NOTE 14. Income Taxes.

The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the year ended December 31, 2009 and had no accrued interest and penalties as of December 31, 2009. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2006. The Company is open to state tax audits until the applicable statutes of limitations expire.

The 2009 income tax provision is $0.14 million consisting of current tax and deferred tax expense of $0.1 million and $0.04 million respectively. There was no tax provision recorded in 2008. The current tax expense relates to state income taxes imposed primarily to GCD as a result of its profitability from a separate company tax perspective. The deferred tax expense relates to book and income tax basis difference in goodwill created in the GCD acquisition.

Net deferred tax assets (liabilities), in thousands, are comprised of the following:

	Years ended December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$28,037	$21,581
Other carryforwards	17	10
Stock compensation and warrants for services	11,053	10,269
Capitalized research and development	1,784	2,354
Other reserves and accruals	1,068	581
Allowance for doubtful accounts	290	2,216
Deferred revenue	5	16
Amortization of purchased intangibles	1,068	—
Original issue discount on debentures	1,363	—
Assets related to convertible securities and related debt discounts	5,980	—
Deferred tax liabilities:
Amortization of purchased intangibles	(40)	(2,556)
Depreciation	(110)	(270)
Liabilities related to convertible securities net of debt discount	(340)	(353)

	50,175	33,848
Valuation allowance	(50,215)	(33,848)

Net deferred tax asset (liability)	$(40)	$—

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Due to the restatement in 2007, a deferred tax asset is reflected above relating to book treatment of warrants to purchase securities and embedded derivatives included in preferred stock and debt. The Company had Federal net operating loss (NOL) carryforwards of $68.5 million and $53.8 million in the United States (U.S.) and foreign (U.K.) NOL carryforwards of $10.0 million and $6.1 million at December 31, 2009 and 2008, respectively. The Federal NOL and credit carryforwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carryforwards. A formal analysis of Internal Revenue Code Section 382 impact on NOL utilization, as well as U.K. NOL utilization rules, will be required when the Company begins to utilize the NOLs. If not used, the Federal NOLs begin to expire in 2011.

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

For the year ended December 31, 2009, the Company’s effective tax rate differs from the statutory rate primarily due to the establishment of a valuation allowance mainly due to unitary filing of tax reports.

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

Income (loss) per share data for 2009 and 2008 are:

	Years ended December 31,
	2009	2008
Diluted EPS Computation
Income (loss) from continuing operations	$(52,834)	$6,789

Add back:
Debenture interest expense	—	516
Debt discount and gain on derivatives and warrants	—	(57,294)

Total add-backs	—	(56,778)

Loss from continuing operations, adjusted	(52,834)	(49,989)
Income from discontinued operations	—	552

Net loss applicable to common shareholders – diluted	$(52,834)	$(49,437)

Weighted average common shares outstanding – basic	164,175,209	145,540,643

Dilutive effect of common stock equivalents – options	—	7,117,712
Dilutive effect of common stock equivalents – warrants	—	35,193,887
Dilutive effect of common stock equivalents – convertible debentures	—	23,622,260

Total dilutive effect of common stock equivalents	—	65,933,859

Weighted average common shares outstanding – diluted	164,175,209	211,474,502

Loss from continuing operations	$(0.32)	$(0.23)
Income (loss) from discontinued operations	—	—

Net loss per share of common stock – diluted	$(0.32)	$(0.23)

The diluted earnings per share calculation includes the add-back of interest expense, debt discount, and derivative/warrant gain or (loss), where appropriate.

Potentially dilutive shares, which were excluded from the above calculations in 2009 and 2008, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Years ended December 31,
	2009	2008
Stock options	37,732,449	56,505,575
Warrants	181,308,076	145,889,112
Convertible debentures	289,806,961	179,446,745

Total	508,847,486	381,841,432

Convertible debentures and warrants issued after September 30, 2008, do not permit the exercise of warrants or conversion of debt balances into common stock until the Company has received authorization to increase the number of common stock shares. At December 31, 2009 and 2008, convertible debt common stock equivalents totaling 208,928,911 and 130,632,505, respectively, are included as potentially dilutive. Warrants totaling 99,335,677 and 61,814,583 at December 31, 2009 and 2008, respectively, are similarly restricted from exercise and included in the potentially dilutive share balances.

NOTE 16. Commitments and Contingencies.

The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space and equipment. Total rent expense under operating leases, net of sublease income, was $1.0 million per year for the years ended December 31, 2009 and 2008. Total payments, including interest, made under capital leases for the years ended December 31, 2009 and 2008 were under $0.1 million both years. All obligations under capital leases were satisfied during 2009.

Future obligations under operating leases are as follows for the year ending December 31:

2010	$1,183
2011	1,038
2012	507
2013	179
Thereafter	—

Total	$2,907

As of December 31, 2009, $0.8 million of the Company’s accounts payable were over one year past due.

As part of the Vendor Payment Plan initiated by the Company in July 2009, certain vendors agreed to extend the due dates of trade payables or otherwise defer collection action until additional working capital was raised. As of December 31, 2009, approximately $0.2 million of those payables remained unpaid.

The Company is involved in disputes or legal actions arising in the ordinary course of business. Management does not believe that the outcome of such legal actions will have a material adverse effect on the Company’s consolidated financial position or results of operations.

NOTE 17. Related Parties.

Certain of the Company’s significant shareholders, directors and executive officers have participated in the Company’s financing transactions by making loans to the Company or providing other services.

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC, Aequitas Commercial Finance, LLC, and Resolute Solutions Corporation (collectively, Aequitas), owned 13.4 million shares or approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of December 31, 2009. At December 31, 2009, the Company was indebted to Aequitas for debentures issued for a subscription amount of $5.3 million which at maturity have a face amount of $9.0 million. The Company also owed Aequitas $0.2 million of accounts payable at December 31, 2009.

During 2009, in connection with all advisory services provided, the Company incurred Aequitas fees of $0.6 million. Cash payments to Aequitas totaled $0.4 million and $1.3 million in 2009 and 2008, respectively. Recent transactions included in the totals above are discussed in detail below:

In 2009 the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas is entitled to a Collateral Agent Fee of $0.3 million with $0.1 million paid at July 31, 2009, $0.1 million payable on October 31, 2009 which has not been paid at December 31, 2009, and $0.1 million payable on January 31, 2010. The Company also incurred $0.05 million to Aequitas for expenses incurred in connection with the July Securities Purchase Agreement.

During 2009, Aequitas purchased $5.2 million of the Company’s July Debentures, convertible into 34.7 millions shares of common stock and received warrants to purchase 9.3 million shares of the Company’s common stock. In addition, during 2009 Aequitas received $0.05 million of July Debentures, convertible into 0.3 million shares of common stock and received warrants to purchase 0.09 million shares of the Company’s common stock as their proportionate shares of a debenture allocation to remedy prior covenant defaults in the November and March Debentures.

Also during 2009, the Company issued a VPP Debenture to Aequitas, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.2 million in exchange for an equal amount of trade accounts payable owed to Aequitas. The VPP Debenture includes an OID factor of .65 and is convertible to 1.2 million shares of common stock and Aequitas received warrants to purchase 0.5 million shares of the Company’s common stock. The terms of the VPP Debenture include quarterly OID payments beginning October 1, 2009, with the balance due November 30, 2011. The Company did not make the OID payment due October 1, 2009, as it was not permitted at that time under the provisions of the Senior Lender intercreditor agreement.

Additionally, during 2009, Aequitas was issued July Debentures with a cash subscription amount of $0.1 million in exchange for $0.1 million of trade accounts payable. The July Debenture includes an OID factor of .75, is convertible into 1.2 million shares of common stock and received warrants to purchase 0.3 million shares of the Company’s common stock.

During 2008, Aequitas purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount of the November Debenture the $0.5 million credit due them under a bridge loan made to the Company in September 2008. In addition, in connection with other advisory services provided during 2008, the Company incurred Aequitas advisory fees of $1.6 million and issued warrants to purchase 1.5 million shares of the Company’s common stock at an exercise price of $0.24 per share. The warrants had a grant date fair value, adjusted for the probability of the timing of the Authorized Share Increase, of $0.2 million.

Salzwedel Financial Communications, Inc. (Salzwedel) is a corporate communications and investor relations services company contracted by the Company. Salzwedel, its owner, and immediate family owned 30.0 million warrants and 9.8 million shares of common stock of the Company at December 31, 2009. The exercise of all of the warrants and the issuance of 4.6 million of the shares of common stock were subject to additional shares being authorized. Fees paid in cash to Salzwedel were $0.1 million in both 2009 and 2008. In 2009, as compensation for consulting services rendered by Salzwedel, 15.0 million warrants and 2.3 million shares of common stock were issued by the Company. Similarly, in 2008, 15.0 million warrants and 2.0 million shares of common stock were issued. The fair value of the non-cash fees charged to operations, including the warrants exercisable and the stock issuable upon the increase in authorized shares, was $1.9 million and $3.4 million in 2009 and 2008, respectively.

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.1 million shares of the Company’s common stock as of December 31, 2009. At December 31, 2009, the Company was indebted to Capstone for debentures issued for a subscription amount of $0.6 million that, at maturity, will have a face amount of $1.0 million.

During 2009, in connection with all advisory services provided, the Company incurred Capstone fees of $2.0 million. Cash payments to Capstone totaled $0.4 million and $1.5 million in 2009 and 2008, respectively. Recent transactions included in the above totals are discussed in detail below:

During 2009, Capstone provided financial advisory services to the Company in connection with the July Securities Purchase Agreement. As consideration for those services, the Company incurred Capstone fees and expenses of $0.2 million. Additionally, in June of 2009 the Company signed a one year consulting agreement with Capstone that includes a monthly retainer of $0.01 million plus expenses, on which $0.08 million had been paid during 2009.

Also during 2009, the Company issued a VPP Debenture to Capstone, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.4 million in exchange for an equal amount of accounts payable owed to Capstone. The VPP Debenture includes an OID factor of .65 and is convertible at $0.24 per share, and includes 75% warrant coverage. The terms of the VPP Debenture include quarterly OID payments beginning October 1, 2009, with the balance due November 30, 2011. The Company did not make the OID payment due October 1, 2009, as it was not permitted at that time under the provisions of the Senior Lender Intercreditor Agreement.

Capstone is currently occupying certain excess office space being leased by the Company. The related rent under this sublease will be offset against the VPP Debenture held by Capstone.

During 2008, Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and incurred fees to Capstone totaling $1.4 million. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. In 2008, the Company issued $0.7 million of November Debentures to Capstone in partial payment of November Debenture fees. In 2009, the Company paid $0.04 million against the remaining November Debenture fee, and issued the VPP Debenture previously described. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common stock.

In March 2008, in connection with the issuance of the March Debentures, the Company incurred and paid Capstone an advisory fee of $1.3 million and issued to Capstone warrants to purchase 2.7 million shares of common stock at an exercise price of $0.24 per share. The warrants had a grant-date fair value of $1.5 million.

Another significant shareholder purchased $0.9 million of the Company’s July Debentures, convertible into 6.2 million shares of common stock coupled with warrants to purchase 1.7 million shares of common stock. This shareholder purchased an additional $1.0 million of the Company’s November Debentures. These Debentures are convertible into 4.2 million shares of common stock coupled with warrants to purchase 3.2 million shares of common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder (subject to possible future anti-dilution adjustments), but not before the Company’s Authorized Share Increase. During 2007, the shareholder participated in the Company’s junior secured facility. The outstanding principal and accrued interest due of $3.7 million and $0.5 million, respectively with respect to the shareholders’ junior secured facilities holdings, was converted into 10.0 million shares of common stock during the first quarter of 2008. As of December 31, 2009, this shareholder owned approximately 13% of the Company’s outstanding common stock and held 5.3 million warrants to purchase common stock.

The same significant shareholder owned approximately 12% of the Company’s outstanding common stock and held warrants to purchase 12.9 million shares of the Company’s common stock as of December 31, 2008. This shareholder purchased $0.5 million of the Company’s November Debentures, convertible into 2.1 million shares of common stock and received warrants to purchase 1.6 million shares of common stock.

As of December 31, 2009, Shefsky & Froelich, Ltd. (Shefsky) primary counsel to the Company, owned 2.0 million warrants to purchase shares of common stock and held Company debentures issued with a subscription amount of $0.6 million which at maturity have a face amount of $1.0 million. In addition, the Company had outstanding accounts payable to Shefsky in the amount of $0.7 million and $0.9 million, at December 31, 2009 and 2008, respectively. The Shefsky partner delivering services to the Company, also owned 0.8 million shares of the Company’s common stock at December 31, 2009 and 2008. Cash payments to Shefsky totaled $0.4 million and $1.2 million in 2009 and 2008, respectively.

In 2009, three of the Company’s directors and officers collectively purchased $0.5 million of the Company’s July Debentures, convertible into 3.5 million shares of common stock and received warrants to purchase 0.9 million shares of common stock.

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

At December 31, 2009, and 2008 the Company had cash collections of $0.5 million under certain billing arrangements with a former related company of GCD. The collected funds were remitted to the former related party immediately following year-end.

NOTE 18. Business Concentration.

In 2009, a major customer represented $9.7 million (15%) of total revenues and also represented $1.0 million or (11%) of accounts receivable. Two additional major customers represented $3.7 million (38%) and $1.1 million (11%) of accounts receivable at December 31, 2009. A different major customer represented $6.7 million (20%) of total 2008 revenues while another major customer represented $1.0 million (17%) of accounts receivable at December 31, 2008.

NOTE 19. Geographic and Other Information.

Revenues generated outside the United States during the years ended December 31, 2009 and 2008, totaled $1.4 million and $7.7 million, respectively. All of the Company’s international revenue was generated in the European Union, Canada and Central America. As of December 31, 2009 and 2008, the Company’s international identifiable assets outside the United States totaled $0.4 million and $0.1 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

Management views the operations of CGSI, 20/20, Magenta, CentrePath, GCG, and GCD as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s offerings and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these offerings.

NOTE 20. Subsequent Events.

Settlement of Accounts Receivable from BT: In February 2009, after numerous attempts to collect accounts receivable of $10.2 million (including the $4.5 million deferred revenue component of the billings) from a unit of BT Group plc (aka British Telecommunications plc), the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer denied the claim and filed a counter claim seeking return of funds paid under the contract. The Company established an allowance for the entire balance as of December 31, 2008. In February 2010, the Company received $3.7 million in full settlement of the dispute. These proceeds were immediately used to pay down the Company’s Term Loan with its Senior Lender. As the receivable had been fully reserved in the prior year, the $3.7 million was restored to net accounts receivable as of December 31, 2009 and has been recorded as a credit to bad debt expense.

Expiration of Forbearance Agreement: As the proposed Asset Purchase Agreement was not consummated by the Company by March 19, 2010, the Senior Lender’s forbearance agreement expired on that date. The Lender has requested payment of default interest starting as of February 22, 2010 and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender also reiterated its desire that the Term Loan be paid in full at the earliest possible date. A new forebearance agreement is currently being negotiated.

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

During BDO’s period of engagement, an issue was raised and discussed by certain of the members of the Board of Directors (but not the full Board or the full Audit Committee) and BDO regarding the Company’s accounting treatment for a complex issue associated with the valuation methodology applied to embedded derivative features of certain debt instruments issued by the Company during 2008 and 2007 (the Valuation Issue). In addition, the Company was still developing its position on the collectability of a material receivable from a major customer during the fieldwork and BDO took exception to the yet to be recorded allowance for doubtful accounts. The receivable was ultimately fully reserved for and such treatment was acceptable to BDO. Subject to the disclosure regarding the issues set forth above, during the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through June 3, 2009 (the Covered Period), there were no disagreements with BDO on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of BDO, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

On June 2, 2009, the Company’s Board of Directors, voting together with a majority of the Company’s Audit Committee members, ended its engagement of BDO due to their proposed timing of completion of the audit and the proposed fees associated therewith, for the year ended December 31, 2008.

BDO did not file a report on the financial statements for the Covered Period or for any other period and, as such, no BDO report contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 9, 2009, the Company engaged Asher & Company, Ltd. (Asher) as its new independent registered public accounting firm. The engagement of Asher was approved by the Audit Committee of the Company’s Board of Directors. During the Company’s two most recent fiscal years ended December 31, 2008 and 2007 and through June 9, 2009, neither the Company nor anyone acting on its behalf consulted with Asher regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements, and no written report was provided to the Company or oral advice was provided that Asher concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue; or (ii) any matter that was the subject of either a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as described in Item 304(a)(1)(v) of Regulation S-K).

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

An evaluation was performed under the supervision and with the participation of the Company’s Management, including the Chief Executive Officer and the Chief Financial Officer, on the design and effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, or the “Exchange Act”) as of December 31, 2009. Based on that evaluation and the information described below under “Management’s Report on Internal Control over Financial Reporting,” Management, including the Chief Executive Officer and Chief Financial Officer, has concluded the Company’s disclosure controls and procedures were effective as of December 31, 2009.

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

Based on our evaluation under the framework set forth in Internal Control over Financial Reporting – Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission, Management, including the Chief Executive Officer and Chief Financial Officer, have concluded the Company’s internal controls over financial reporting were effective as of December 31, 2009 as no individual control deficiency or combination of control deficiencies would result in a material misstatement of the Company’s financial statements.

Remediation of Prior Year Material Weaknesses

Management is committed to continuing efforts aimed at improving the design adequacy and operational effectiveness of its system of internal control. During 2008 and 2009, the Company implemented the following remediation activities to improve the Company’s internal control over financial reporting and remediated the deficiencies:

•

consistent utilization of external consultants to assist in the planning for, and in advance of the execution of, the accounting treatment of complex transactions and financings given the unforeseen effects driven by complex accounting standards. The utilization of external consultants has provided additional accounting resources and initiated steps toward creating a desired level of segregation of duties; and

•

utilization of external consultants to assist in the implementation and design of policies and procedures to meet the required documentation and effectiveness requirements for internal control over financial reporting under the Sarbanes-Oxley Act and to address the segregation of duties within the financial reporting process.

During the second quarter of 2008, a previously disclosed material weakness was addressed by increasing the number of members of our Board of Directors to nine and completing our search for independent directors in order to have a majority of our Board of Directors become independent, as defined in Item 407(a) of Regulation S-K. As of the date of this filing, the Company has an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K as a member of the Board and chairman of the audit committee. In addition, we are continuing to adopt audit committee best practices as recommended by the Treadway Commission and the major stock exchanges.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, CORPORATE GOVERNANCE, AND DIRECTORS’ INDEPENDENCE

Our directors and executive officers and their ages as of the date of this report are as follows:

Name	Age	Position
Patrick C. Shutt	42	Chief Executive Officer / Director
George A. King	51	President / Interim Chief Financial Officer / Director
Jack Lodge	43	Chief Operating Officer
Robert A. Pollan	49	Chairman
Jeremy Cooke	52	Director
Bradford R. Higgins	57	Director
Chris Hoyle	50	Director
Kenneth Napier	71	Director
Charles R. Wright	53	Director

Patrick C. Shutt, CEO. Mr. Shutt is also a member of the Board of Directors. He has more than nineteen years of experience in information services and telecommunications industry – including being a co-founder, Director, and Chief Executive Officer of 20/20 Technologies, Inc. and a Director and the CEO of Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth Systems in September 2006. Mr. Shutt also co-founded and served as a Director, Chairman, Chief Executive Officer, and President at Universal Access from October 1997 to November 2002. Under Mr. Shutt’s leadership, Universal Access increased revenues by over 17,000% and received numerous awards for its growth. In March 2000, Mr. Shutt led Universal Access through its IPO, which was underwritten by Goldman Sachs and had an initial market capitalization over $3 billion.

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

George A. King, President, and Interim Chief Financial Officer. Mr. King is also a member of the Board of Directors. Mr. King previously was the co-founder, Director and President of 20/20 Technologies, Inc. and a Director and President of Magenta net-Logic, Ltd., a global information services and consulting company focusing on the telecommunications industry and co-headquartered in the United States and the United Kingdom. Magenta was acquired by 20/20 in 2004 and 20/20 was acquired by Capital Growth Systems in September 2006. He has more than twenty-five years of experience in law, finance, and telecommunications, including serving as a Director, Chief Development Officer, and President of several operating functions at Universal Access from 1997 to 2002. He began his career from 1984 to 1995 with the Wall Street law firm of Mudge Rose Guthrie Alexander & Ferdon and the global investment-banking firm of Credit Suisse First Boston. He was a co-founder of an investment-banking spin-off from CSFB, Cambridge Partners, LLC, in 1995 and operated his own corporate finance advisory firm from December 1996 until August 1999 when he joined Universal Access on a full-time basis. Mr. King’s board experience includes serving as a Section 16 Officer of a U.S. public company, as well as Chairman, Director or Trustee of two public companies, five private companies, and two universities. Mr. King holds an A.B. (cum laude) from Colgate University and a J.D. from Fordham University School of Law.

Jack Lodge, Chief Operating Officer. Mr. Lodge is the Chief Operating Officer at Global Capacity, responsible for all aspects of marketing, operations, information technology, software development, and solutions delivery for the Company. He has over twenty years experience in information technology and telecommunications. Mr. Lodge joined Global Capacity in 2006 upon its acquisition of CentrePath, Inc., a privately held remote network management company where he served as General Manager, with responsibility for all aspects of CentrePath’s managed services business. Prior to joining CentrePath, Mr. Lodge held several leadership positions in the IT organization at Nortel Networks, where his responsibilities included network architecture and strategy. Mr. Lodge joined Nortel via the 1998 acquisition of Bay Networks, where he held a number of IT management positions. Prior to Bay Networks, Mr. Lodge owned and operated a regional network services and maintenance business, distributing and supporting technology from multiple manufacturers. He began his career with AT&T in 1989 in a sales role. Mr. Lodge holds a BA from the College of the Holy Cross, and an MBA from Northeastern University.

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

Bradford R. Higgins, Director. Mr. Higgins is currently the Managing Partner, U.S. Investments, for SOSventures, LLC. SOSventures, LLC is a privately funded venture capital firm with a primary investment focus on environmental and energy efficiencies. Additionally, Mr. Higgins currently serves as President and Chairman of the Board of JumpStart International, a humanitarian aid organization that has conducted extensive efforts in Iraq and is currently operating in Gaza. From 2004 through 2009, Mr. Higgins worked for the U.S. Department of State, serving as the Assistant Secretary of State for Resource Management and Chief Financial Officer from February 2006 through January 2009. In this capacity, his responsibilities included managing the Department’s $30 billion plus budget and developing the Department’s strategic and performance planning efforts. Prior to becoming CFO for the Department of State, he served two tours of service in Iraq as the Director of Strategic Planning and Assessments for the U.S. Mission in Baghdad, and prior to that assignment, as Chief of Planning, Iraq Reconstruction Management Office, Baghdad, and Chief Financial Officer, Coalition Provisional Authority, Baghdad. Prior to his public service, Mr. Higgins spent over twenty years on Wall Street working in both investment banking and asset management, including roles as Managing Director at Bear Stearns Asset Management; Executive Vice President, Columbus Circle Investors; Managing Director, CS First Boston, (as head of Public Power and Infrastructure banking, he served as the banker/advisor to many of the largest and most successful financings in the U.S. public sector market); and Vice President, Goldman Sachs Municipal Bond Department, co-head Tax-exempt Energy Group. Mr. Higgins started his career as a corporate associate at the law firm of Simpson Thacher & Bartlett. He received both his AB and JD from Columbia University.

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

Currently, Mr. Hoyle is a commercial director of the UK’s “e-Borders” program, a major program to create a joined, modernized, intelligence-led border control and security framework for the UK. Mr. Hoyle holds a Bachelor of Law degree from Canterbury University, a Master of Law degree from Cambridge University and a Diploma in Intellectual Property Law from the University of London.

Kenneth Napier, Director. Mr. Napier brings a wealth of executive management, commercial, government, and military experience to the Board, including more than thirty-eight years in Information Technology, Telecommunications, and Management Information Systems design, development, and implementation. He is currently the CEO of TechBase and Associates Inc., headquartered in Reston, Virginia. TechBase specializes in the development of emerging technology offering companies. He is also the President of CITE Health Management Services, a Georgia-based corporation which owns and operates senior/assisted living properties in the southeast. Mr. Napier has held senior positions in the U.S. Army, serving multiple tours overseas. He earned a Masters in Management and Supervision from Central Michigan University and a B.S. from the University of Mississippi in Computer Science with minors in Mathematics and Management.

Charles R. Wright, Director. Mr. Wright brings a wealth of financial and executive management expertise, including experience as a Chief Financial Officer, as well as a specific focus on merger and acquisition and capital market transactions. He has over twenty years experience in public accounting, including over fourteen years as a Partner at Ernst & Young. Mr. Wright is presently the CFO of a holding company and Vice President – Finance and CFO of several operating companies for a privately held Sports and Entertainment Company. Mr. Wright has a number of professional accreditations including Certified Public Accountant and Certified Management Consultant. He holds an MBA from Vanderbilt University’s Owen Graduate School of Management, as well as, a BA from Duke University.

All directors hold office until their successors have been elected and qualified or until their earlier resignation or removal. Directors are elected annually. None of the directors are involved in certain legal proceedings covered under Item 401(f) of Regulation S-K. Officers serve at the discretion of our Board of Directors. Our Board of Directors has determined that Messrs. Cooke, Hoyle, Napier, Higgins, and Wright are independent within the meaning of Rule 4200 of the NASDAQ Stock Market.

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

Resignation of Martin Katz. Mr. Katz resigned as a Director of the Company effective January 27, 2009.

Appointment of Charles R. Wright. Mr. Wright was nominated to the Board of Directors and approved effective January 27, 2009.

Resignation of Brian Coderre. Mr. Coderre resigned as a Director of the Company effective June 5, 2009.

Appointment of Kenneth Napier. Mr. Napier was nominated to the Board of Directors and approved effective June 8, 2009.

Resignation of R. Patrick Hanlin. Mr. Hanlin resigned as a Director of the Company effective December 31, 2009.

Resignation of Richard E. Worthy. Mr. Worthy resigned as a Director of the Company effective January 25, 2010.

Appointment of Bradford R. Higgins. Mr. Higgins was nominated to the Board of Directors and approved effective January 29, 2010.

Resignation of Jim McDevitt. Mr. McDevitt resigned as Chief Financial and Accounting Officer of the Company effective February 15, 2010. The Company has engaged Mr. McDevitt for certain transitional and consulting services to be rendered over the next twelve months.

Appointment of George A. King. Mr. King was nominated Interim Chief Financial Officer and maintains his roles as President and a Director of the Company. The nomination was approved effective February 15, 2010.

Code of Ethics

On January 29, 2004, our Board of Directors adopted a Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer, controller, and any other persons performing similar functions. We will provide a copy of the Code of Ethics, without charge, to any person who sends a written request addressed to Capital Growth Systems, Inc., 200 S. Wacker Drive, Suite 1650, Chicago, Illinois 60606. A copy of the Code of Ethics has been filed as an exhibit hereto.

We intend to disclose any waivers or amendments to our code of ethics in a report on Form 8-K with the SEC rather than on our website.

Audit Committee

The Company has an Audit Committee and an Audit Committee charter. The Audit Committee is presently comprised of Chris Hoyle and Charles Wright. Bradford Higgins is being considered for appointment to the Committee as well. All Audit Committee members were determined to qualify as “audit committee financial experts.” The Audit Committee is responsible for selection and oversight of our independent auditors, reviewing with the independent auditors the scope and results of the audit engagement, establishing and monitoring our financial policies and control procedures, reviewing and monitoring the provision of non-audit services by our independent auditors, and reviewing all potential conflict of interest situations.

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

Compensation Committee

The Company has a Compensation Committee and a Compensation committee charter. Under its charter, the Compensation Committee carries out the responsibilities of the Board relating to the compensation of our executives. Among other things, the Compensation Committee has the authority to:

•	review and approve goals and objectives relevant to the compensation of our CEO, evaluate our CEO’s performance and set our CEO’s compensation;

•	consider and approve the selection and retention of, and compensation arrangements and plans for, our executive officers; and

•	make recommendations to the Board with respect to our Equity Incentive Plan and ESPP.

The Compensation Committee is comprised of Jeremy Cooke and Bradford R. Higgins. The Compensation Committee reviews its actions with the Board on a regular basis.

Communications with Directors

Shareholders and other interested parties who wish to communicate with our Board, including our non-employee directors may do so by writing to our Corporate Secretary at our principal executive office at 200 S. Wacker Drive, Suite 1650, Chicago, IL 60606. Our Corporate Secretary will review all correspondence intended for the Board and will regularly forward to the Board a summary of this correspondence and copies of correspondence that, in the opinion of the Corporate Secretary, is of significant importance to the functions of the Board or otherwise requires the Board’s attention. Directors may at any time review a log of all correspondence received by the Corporate Secretary that is intended for the Board and request copies of any of the correspondence.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes the compensation policies and programs for our named executive officers, who consist of our Chief Executive Officer, our Chief Financial Officer, and our two next most highly paid executive officers and the next highly compensated executive who was not serving as executive officers of the Company at December 31, 2009, as determined under the rules of the SEC.

Compensation Determination Process

Commencing in 2008, our Board of Directors appointed independent directors to the Compensation Committee, formally adopted a charter outlining the responsibilities of the committee and granted the committee the authority to oversee our compensation programs. The Compensation Committee reviews and approves the compensation programs and all forms of compensation for our Chief Executive Officer and recommends for approval by our Board of Directors the compensation programs and all forms of compensation for our other executive officers. The Chief Executive Officer’s compensation package is set by the Compensation Committee in its sole discretion. Although our Chief Executive Officer does not make a recommendation as to his own compensation, he may respond to the Compensation Committee’s proposal for his compensation, which the Compensation Committee may, but is not required to, consider. The Chief Executive Officer is also permitted to make compensation recommendations for the other executive officers, which the Compensation Committee may, but is not required to, consider. In addition, the Chief Executive Officer may participate as an observer at the Compensation Committee’s meetings when the committee invites him to attend its meetings. Other than these rights granted to the Chief Executive Officer, management does not participate in the determination of the amount or form of executive compensation.

The Compensation Committee has the authority to use outside compensation consultants to assist it in analyzing our compensation programs and determining appropriate levels of compensation and benefits or to retain outside counsel and other advisors to assist it in the performance of its functions. The decision to retain consultants and, if so, which consultants to retain, is made solely by the Compensation Committee. The Compensation Committee has not used the services of a compensation consultant to date; however, it will continue to consider the need to retain a compensation consultant in connection with each annual review of compensation.

Compensation Philosophy and Components

We are committed to attracting, hiring and retaining an experienced management team. Our fundamental executive compensation philosophy is to provide executive officers with compensation we believe to be comparable with similarly situated executives in other companies of similar size and stage of development operating in the telecommunications industry, taking into account our relative performance and our own strategic goals. Our objective is to have each executive officer’s total compensation be contingent upon both our overall company performance and each executive officer’s individual performance. To achieve this objective, our Compensation Committee has maintained and expects to continue to implement and maintain compensation programs that tie a portion of the executives’ overall compensation to key strategic, financial and operational goals, such as targeted revenue growth, gross profit margins and continued employment with the Company, while also recognizing not only individual executive responsibilities and breadth of experience but also competitive market compensation paid by other companies for similar positions. Accordingly, the compensation package for each executive officer is comprised of three elements: (i) a base salary that reflects individual responsibilities and experience and is intended to be competitive in the context of base salaries paid by comparable companies for similar positions; (ii) cash incentive payments under contemplated bonus plans that are contingent upon our achievement of specific pre-determined performance objectives as communicated to the executives following their determination by the Compensation Committee and the Board of Directors on an annual basis, thereby making such objectives vary from year to year; and (iii) stock-based incentive awards, which reward long-term performance and align the mutuality of interests between our executive officers and our stockholders.

Base Salary

Base salaries are designed to provide recurring compensation for the fulfillment of the duties and responsibilities associated with job roles, and are paid in cash on a semi-monthly basis. The base salaries for our executive officers are structured to be market-competitive and to attract and retain these key employees. An executive’s base salary is also determined by reviewing the executive’s other compensation to ensure that the executive’s total compensation is in line with our overall compensation philosophy. In 2009, the Compensation Committee reviewed each individual’s experience, each individual’s performance during the prior year and the base salaries paid to our executive officers at the level of vice president and above in 2008 against the base salaries paid to such officers at comparable companies. Based on this review, the committee recommended no adjustments be made to executive officers’ base salaries for 2009.

We have also entered into executive employment agreements and amendments to the agreements with Messrs. Shutt, King, Pollan, McDevitt, and Lodge that establish certain guaranteed minimum base salary and incentive compensation thresholds and provide other benefits described in more detail below under the heading “Executive Employment Agreements and Severance Benefits.” The base salaries recommended by the Compensation Committee and approved by the Board have been consistent with these agreements since they were executed.

The Compensation Committee may adjust base salaries as warranted throughout the year for promotions or other changes in the scope or breadth of an executive’s role or responsibilities.

Bonus Plans

The Company did not have a formal bonus plan in 2009 and 2008. The bonus payments made in 2008 to Messrs. Shutt, King, and Pollan related to a plan from prior years. The Company did not pay any bonuses in 2009.

Long-Term Incentives

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

Our stock option grants are designed to align the long-term interests of each executive officer with those of our stockholders by providing executive officers with an incentive to manage our business from the perspective of an owner with an equity stake in the business. The Compensation Committee and the Board of Directors have used stock options, rather than other forms of long-term incentives, because they create value for executive officers only if stockholder value is increased through an increased share price. In general, we view stock option grants as incentives for future performance and not as compensation for past accomplishments. We also believe that equity awards reward continued employment by an executive officer, with an associated benefit to us of employee continuity and retention. Since our initial public offering and the commencement of the trading of our common stock on the NASDAQ Global Market, the exercise price of stock options awarded by the Compensation Committee has been and will continue to be the closing sales price of our common stock on the NASDAQ Global Market on the date of grant.

Executive officers are granted stock options at the time they commence their employment with us. Board members are granted options at the time they are appointed. Stock options granted to our executive officers at the time of hire generally vest twenty-five percent upon issuance and 25% on the grant anniversary date until fully vested. The vesting of additional stock options issued to our executive officers may be in accordance with this schedule or may be tied to specified performance milestones. Performance options granted under the plans vest as objectives outlined are achieved. Vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained, that portion of the award is cancelled. Stock option grants are made with an exercise price equal to the fair market value of our common stock on the date of grant.

The Compensation Committee and the Board of Directors do not award stock options according to a prescribed formula or target, although they review equity data from comparable companies to inform their decisions. In determining the number of stock options granted to executive officers, individual responsibilities and experience, as well as contributions and achievements are considered, and, in appropriate circumstances, the Compensation Committee considers the recommendations of the Chief Executive Officer.

From time to time, the Company provides for the issuance of stock-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of December 31, 2009, the Company has 65.2 million shares available to be issued under these arrangements. In 2009, the Company issued 0.8 million shares at a price of $0.24 to new board members.

In the first quarter of 2007, the Company granted options to acquire 500,000 and 300,000 shares of common stock to its Chief Operating Officer and its then Chief Financial Officer at exercise prices of $0.98 and $0.92, respectively. In December 2007, the Company granted 17,965,000 and 2,450,000 options to acquire common stock to four of its executives and five of its Board members, respectively, at an exercise price of $0.185. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,350,000 shares immediately vested on his separation date of May 18, 2007. As of December 31, 2009, a total of 3,500,000 stock options are vested under these agreements, as amended.

Under employment agreements with the four current officers and one former senior executive of the Company, there are 26,300,000 options outstanding to acquire common stock of the Company at exercise prices ranging between $0.185 and $0.98. Approximately 3,000,000 options were issued during 2006, 23,300,000 were issued during 2007, and no options were issued during 2008 and 2009. All of these options are subject to performance conditions. These performance option agreements are designed to incent the attainment of certain revenue objectives and 3,300,000 will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; and (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and/or maintenance revenue from new or existing customers, with gross margins in excess of 30%. Approximately 1,000,000 performance options shall vest upon the Company achieving the target goals. In accordance with the terms of the former Chief Executive Officer’s employment agreement, 1,066,000 shares immediately vested on his separation date of May 18, 2007. No other stock options have vested under these agreements.

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

In November 2008, three executives of the Company assigned existing outstanding and fully vested options to the Seller in the GCD acquisition. The options were valued at $0.3 million on the Financial Closing date using the Black-Scholes model. The assignment was accounted for as a capital contribution from the executive officers to the Company. The options expired unexercised on December 31, 2008.

Time-based awards generally vest 25% upon issuance and 25% on the successive 3 anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time-based vesting granted during the years ended December 31, 2009 and 2008 was $0.124 and $0.555, respectively. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. For the years ended December 31, 2008 and 2007, respectively, the Company recognized compensation expense for stock option awards totaling $1.9 million and $5.1 million. At December 31, 2009, unamortized compensation associated with time-based options totaled $1.2 million with a remaining weighted average amortization period of 1.2 years.

Performance-based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. There were no options with performance-based vesting granted in 2009. The weighted average grant-date fair value of options with performance-based vesting granted during the year ended December 31, 2008 was $0.548. For the years ended December 31, 2009 and 2008, the Company recognized compensation expense for stock option awards totaling ($0.2) million and $1.5 million, respectively. At December 31, 2009, unamortized compensation associated with performance-based options totaled $5.1 million with a remaining weighted average amortization period of 0.9 years.

Other Compensation

We provide our executive officers with access to a comprehensive benefits package, including health insurance, life and disability insurance and dental insurance, that we believe are reasonable, competitive and consistent with our overall executive compensation program in order to attract and retain talented executives. The benefits provided are available to all full-time employees of the Company, with no preference provided to the executives. The Compensation Committee periodically reviews the levels of benefits provided to executive officers.

We provide a 401(k) retirement savings plan in which all full-time employees, including the executive officers, may participate. Eligible employees may elect to reduce their current compensation by an amount no greater than the statutorily prescribed annual limit and may have that amount contributed to the 401(k) plan. Participation of the executive officers is on the same terms as any other participant in the plan. Matching contributions may be made by us to the 401(k) plan at the discretion of our Board of Directors. To date, we have not made any matching contributions to the 401(k) plan.

Executive Employment Agreements and Severance Benefits

We have entered into executive employment agreements with Messrs. Shutt, King, McDevitt, Lodge, and former executive Pollan. These agreements establish a specified minimum base compensation. These agreements also provide for the payment of severance benefits upon certain termination events and for the right to certain benefits upon a change in control. The purpose of these agreements is to attract and retain high caliber executive officers, recognizing that termination and change in control protections are commonly provided at comparable companies with which we compete for executive talent. In addition, the Compensation Committee believes change in control protections enhance the impartiality and objectivity of the executive officers in the event of a change in control transaction and better ensure that stockholder interests are protected.

Compliance with Internal Revenue Code Section 162(m)

As a result of Section 162(m) of the Internal Revenue Code of 1986, as amended (the Code), we are not allowed a federal income tax deduction for compensation paid to certain executive officers to the extent that compensation exceeds $1 million per officer in any one year. This limitation applies to all compensation paid to the covered executive officers which is not considered to be performance-based. Compensation which does qualify as performance-based compensation does not have to be taken into account for purposes of this limitation.

Section 162(m) of the Code did not affect the deductibility of compensation paid to our executive officers in 2009 and 2008 and it is anticipated it will not affect the deductibility of such compensation expected to be paid in the foreseeable future. The Compensation Committee will continue to monitor this matter and may propose additional changes to the executive compensation program if warranted.

Compensation Committee Report

The Compensation Committee has discussed and reviewed the Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the proxy statement and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers during our fiscal years ended December 31, 2009, 2008, and 2007.

Officers of the Company:

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation (4)	Total Compensation
Patrick Shutt, Chief Executive Officer	2009	$250,000	—	—	$156,848	—	$406,848
	2008	$250,000	$50,000	—	$287,566	—	$587,566
	2007	$200,000	—	—	$3,406,176	—	$3,606,176

George King, President	2009	$250,000	—	—	$156,848	—	$406,848
	2008	$250,000	$50,000	—	$287,566	—	$587,566
	2007	$200,000	—	—	$3,406,176	—	$3,606,176

Jack Lodge, Chief Operating Officer	2009	$200,000	—	—	$90,193	—	$290,193
	2008	$192,000	—	—	$290,736	—	$482,736
	2007	$162,917	—	—	$126,089	—	$289,006

Jim McDevitt, Chief Financial and Accounting Officer	2009	$200,000	—	—	—	—	$200,000
	2008	$200,000	—	—	—	—	$191,263
	2007	$55,903	—	—	$369,813	—	$425,716

David Sperandeo, VP Sales (4f)	2009	$125,000	—	—	—	$291,142	$416,142
	2008	$126,926	—	—	—	$208,282	$335,208
	2007	$158,873	—	—	—	$69,879	$228,752

See related footnote references to this table following the Director Compensation table below.

Directors of the Company:

Director Compensation Table

Name and Principal Position	Year	Fees Earned Or Paid In Cash	Bonus (1)	Stock Awards (2)	Option Awards	All Other Compensation (4)	Total Compensation
Robert Pollan, Chairman (3), (4a), (5)	2009	—	—	—	$164,191	$250,000	$414,191
	2008	$250,000	$50,000	—	$463,847	—	$763,847
	2007	$183,333	—	—	$3,246,507	—	$3,429,840

Brian Coderre, Director From 5/02/2008 to 06/05/2009 (4b), (8)	2009	—	—	—	$59,768	—	$59,768
	2008	$2,500	—	—	$112,195	$24,000	$138,695

Jeremy Cooke, Director From 5/02/2008 (4e), (6), (8)	2009	$10,000	—	—	$59,768	$2,500	$72,268
	2008	$2,500	—	—	$112,195	—	$114,695

R. Patrick Hanlin, Director From 5/02/2008 (4e), (8)	2009	$10,000	—	—	$59,768	$2,500	$72,268
	2008	$2,500	—	—	$112,195	—	$114,695

Chris Hoyle, Director From 5/02/2008 (4e), (7), (8)	2009	$10,000	—	—	$59,768	$5,000	$74,768
	2008	$2,500	—	—	$112,195	—	$114,695

Martin Katz, Director From 5/02/2008 to 01/27/2009 (4c), (8)	2009	—	—	—	—	$17,600	$17,600
	2008	$2,500	—	—	$112,195	$48,900	$163,595

Kenneth Napier, Director From 6/08/2009 (4d), (9)	2009	$5,000	—	—	$19,158	$35,585	$59,743

Richard Worthy, Director From 5/02/2008 (4e), (8)	2009	$10,000	—	—	$59,768	$2,500	$72,268
	2008	$2,500	—	—	$112,195	—	$114,695

Charles Wright, Director From 1/27/2009 (4b), (10)	2009	$10,000	—	—	$29,104	$30,000	$69,104

(1)	Under current reporting rules, only discretionary or guaranteed bonuses are disclosed in this column.

(2)	The amount in this column are calculated based on ASC 718 and reflect the expense recognized for financial statement reporting purposes with respect to the years ended December 31, 2009, 2008, and 2007, excluding the impact of forfeitures and assuming that we used the minimum value method for reporting awards granted prior to January 1, 2006. The assumptions we used for calculating the compensation cost are disclosed in the notes to our audited financial statements, Item 8 to the Annual Report, on Form 10-K for our year ended December 31, 2009. The awards did not provide realizable income for the officers of the Company as the options were unexercised as of December 31, 2009.

(3)	Represents options earned under discretionary management incentive programs.

(4)	The amounts in this column include payments for the following:

(a)	Mr. Pollan became Chairman of the Board of Directors effective May 2, 2008. On the same date, Mr. Pollan resigned his position as Chief Operating Officer of the Company. During 2009, he received compensation as the non-executive chairman of the Company.

(b)	Board of Director compensation as Audit Committee Chair

(c)	Certain consulting agreements with the Company

(d)	Certain payments made to a related company, Tech Base & Associates, owned by this director

(e)	Board of Director compensation for committee involvement equal to $2,500 per committee

(f)	Commissions based on the Company’s sales and other adjustments related to employee’s fringe benefits

(5)	Mr. Pollan received grants of plan based award during his employment as the Chief Operating Officer of the Company. On 12/10/07 he received 12,750,000 awards at an exercise price of $0.185 per share, resulting in a grant date fair value of $6,781,750. On 02/05/07 he received 1,500,000 awards at an exercise price of $0.98 per share, with a grant date fair value of $1,194,500.

(6)	Mr. Cooke was compensated in Pounds Sterling (GBP). The payments were calculated based on the foreign currency exchange rate on the date of payment. Payment details are as follows:

•	January 30, 2009, £3,502.85 (GBP), exchange rate 1.43, (USD) equivalent of $5,000

•	August 25, 2009, £3,031.00 (GBP), exchange rate 1.65, (USD) equivalent of $5,000

•	December 8, 2009, £1,529.98 (GBP), exchange rate 1.63, (USD) equivalent of $2,500

(7)	Mr. Hoyle was compensated in Pounds Sterling (GBP). The payments were calculated based on the foreign currency exchange rate on the date of payment. Payment details are as follows:

•	January 30, 2009, £3,502.85 (GBP), exchange rate 1.43, (USD) equivalent of $5,000

•	August 25, 2009, £3,031.00 (GBP), exchange rate 1.65, (USD) equivalent of $5,000

•	December 8, 2009, £3,059.97 (GBP), exchange rate 1.63, (USD) equivalent of $2,500

(8)	At their time of appointment to the Board, these Directors were granted 400,000 options to purchase common stock with an exercise price of $0.60 and a grant date fair value of $251,640

(9)	At the time of appointment to the Board, this Director was granted 400,000 options to purchase common stock with an exercise price of $0.24 and a grant date fair value of $44,000

(10)	At the time of appointment to the Board (06/10/09), this Director was granted 400,000 options to purchase common stock with an exercise price of $0.24 and a grant date fair value of $55,000

Grants of Plan-Based Awards

The table below sets forth information regarding all plan-based awards granted to our named executive officers during fiscal years 2009 and 2008.

GRANTS OF PLAN-BASED AWARDS

Name (a)	Grant Date (b)	Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#) (i)	All Other Option Awards: Number of Securities Underlying Options (#) (j)	Exercise or Base Price of Option Awards ($/sh) (k)	Grant Date Fair Value of Stock and Option Awards ($) (l)
		Threshold ($) (c)	Target ($) (d)	Maximum ($) (e)	Threshold (=) (f)	Target (#) (g)	Maximum (#) (h)
Patrick Shutt	12/10/07								12,750,000	$0.185	$6,781,750
	09/08/06								2,500,000	$0.700	$1,273,100

George King	12/10/07								12,750,000	$0.185	$6,781,750
	09/08/06								2,500,000	$0.700	$1,273,100

Jack Lodge	02/22/08								55,000	$0.590	$30,113
	02/22/08								145,000	$0.195	$84,854
	03/09/07								800,000	$0.920	$530,300

Jim McDevitt	12/10/07								1,715,000	$0.185	$915,075

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information on outstanding option and stock awards held by the named executive officers and the two most highly compensated executives, who were not officers of the Company, at December 31, 2009, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Options (#) Exercisable (A)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Options Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Patrick Shutt	1,500,000			0.700	9/8/2016
			1,000,000	0.700	9/8/2016
	1,916,667			0.185	12/10/2010
			2,333,334	0.185	12/31/2012

George King	1,150,000		375,000	0.700	9/8/2016
			1,000,000	0.700	9/8/2016
	1,916,667			0.185	12/10/2010
			2,333,334	0.185	12/31/2012

Jack Lodge	225,000		75,000	0.920	3/9/2017
			500,000	0.920	3/9/2017
	48,334			0.195	12/31/2010
	27,500		27,500	0.590	2/2/2018

Jim McDevitt	238,333			0.185	12/10/2017
			333,333	0.185	12/31/2012

(A)	These options were outstanding and unexercised as of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of December 31, 2009, by certain individuals and entities known by us to be beneficial owners of more than five percent of our common stock and our officers and directors. A shareholder has beneficial ownership over shares if the shareholder has shares voting or investment power over the share or the right to acquire such power within 60 days. Except as otherwise indicated, the shareowners listed in the table below have sole voting and investment power with respect to the common stock owned by them, and the shares are not subject to any pledge. As of December 31, 2009, we had 168,233,180 shares of our common stock outstanding.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Common Stock	David J. Lies 1701 E. Lake Ave., Suite 260 Glenview, IL 60025	21,214,800	(2)	12.6%
Common Stock	Aequitas Capital Management, Inc. Aequitas Commercial Finance, LLC Aequitas Catalyst Fund, LLC – Series A Aequitas Catalyst Fund, LLC – Series C 5300 Meadows Road, Suite 400 Lake Oswego, OR 97035	20,435,850	(3)	11.7%
Common Stock	Midsummer Capital, LLC 29 Madison Ave., 38th Floor New York, NY 10017	15,208,333	(4)	8.3%
Common Stock	George A. King (1)	4,079,309	(5)	2.4%
Common Stock	Patrick C. Shutt (1)	3,652,953	(6)	2.1%
Common Stock	Jack Lodge (1)	306,533	(7)	*
Common Stock	Jim McDevitt (1)	238,333	(8)	*
Common Stock	Jeremy Cooke (1)	200,000	(9)	*
Common Stock	Patrick Hanlin (1)	200,000	(9)	*
Common Stock	Chris Hoyle (1)	200,000	(9)	*
Common Stock	Richard Worthy (1)	200,000	(9)	*
Common Stock	Charles Wright (1)	100,000	(10)	*
Common Stock	Kenneth Napier (1)	100,000	(10)	*
Common Stock	Robert Pollan (1)	62,500	(11)	*

Common Stock	All Officers and Directors as a Group	9,339,628		5.3%

(*)	Less than 1%

(1)	Executive Officer or Director

(2)	Includes warrants to purchase 520,000 shares of common stock; excludes restricted warrants to purchase 4,799,152 shares of common stock.

(3)	Includes warrants to purchase 7,010,000 shares of common stock; excludes restricted warrants to purchase 17,980,096 shares of common stock.

(4)	Includes warrants to purchase 15,208,333 shares of common stock; excludes restricted warrants to purchase 4,591,920 shares of common stock.

(5)	Includes 3,416,666 options and 50,000 warrants to purchase shares of common stock; excludes 3,333,333 unvested options and restricted warrants to purchase 464,465 shares of common stock.

(6)	Includes 3,416,666 options and 62,500 warrants to purchase shares of common stock; excludes 3,333,333 unvested options and restricted warrants to purchase 232,232 shares of common stock.

(7)	Includes 300,833 options to purchase shares of common stock; excludes 602,501 unvested options to purchase shares of common stock.

(8)	Includes 238,333 options to purchase shares of common stock; excludes 333,333 unvested options to purchase shares of common stock.

(9)	Includes 200,000 options to purchase shares of common stock; excludes 200,000 unvested options to purchase shares of common stock.

(10)	Includes 100,000 options to purchase shares of common stock; excludes 300,000 unvested options to purchase shares of common stock.

(11)	Includes 62,500 warrants to purchase shares of common stock; excludes 232,232 restricted warrants to purchase shares of common stock.

Section 16(a) Beneficial Ownership Reporting Compliance

Our executive officers, directors, and shareholders with beneficial ownership of more than 10% of our common stock are required, under the Securities Exchange Act of 1934, as amended, to file reports of ownership of our common stock with the SEC. Based upon a review of the copies of reports furnished to us and written representations that no other reports were required, we believe that, except as described below, our executive officers, directors, and shareholders beneficially owning more than 10% of our common stock complied with the requirements during the year ended December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Shareholders

Mr. David Lies purchased $0.9 million of the Company’s July Debentures, convertible into 3.9 million shares of common stock coupled with warrants to purchase 1.7 million shares of common stock. Mr. Lies purchased an additional $1.0 million of the Company’s November Debentures. These Debentures are convertible into 4.2 million shares of common stock coupled with warrants to purchase 3.2 million shares of common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder (subject to possible future anti-dilution adjustments), but not before the Company’s Authorized Share Increase. See the Notes to Consolidated Financial Statements. During 2007, Mr. Lies participated in the Company’s junior secured facility. The outstanding principal and accrued interest due of $3.7 million and $0.5 million, respectively with respect to Mr. Lies’ junior secured facilities holdings, was converted into 10.0 million shares of common stock during the first quarter of 2008.

Mr. Lies owned approximately 12% of the Company’s outstanding common stock and held warrants to purchase 12.9 million shares of the Company’s common stock as of December 31, 2008. This shareholder purchased $0.5 million of the Company’s November Debentures, convertible into 2.1 million shares of common stock and received warrants to purchase 1.6 million shares of common stock.

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

Advisors

Certain of the Company’s significant shareholders, directors and executive officers have participated in the Company’s financing transactions by making loans to the Company or providing other services.

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC, Aequitas Commercial Finance, LLC, and Resolute Solutions Corporation (collectively, Aequitas), owned 13.4 million shares or approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of December 31, 2009. At December 31, 2009, the Company was indebted to Aequitas for debentures issued for a subscription amount of $5.3 million which at maturity have a face amount of $9.0 million. The Company also owed Aequitas $0.2 million of accounts payable at December 31, 2009.

During 2009, in connection with all advisory services provided, the Company incurred Aequitas fees of $0.6 million. Cash payments to Aequitas totaled $0.4 million and $1.3 million in 2009 and 2008, respectively. Recent transactions included in the totals above are discussed in detail below:

In 2009 the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas is entitled to a Collateral Agent Fee of $0.3 million with $0.1 million paid at July 31, 2009, $0.1 million payable on October 31, 2009 which has not been paid at December 31, 2009, and $0.1 million payable on January 31, 2010. The Company also incurred $0.05 million to Aequitas for expenses incurred in connection with the July Securities Purchase Agreement.

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

Also during 2009, the Company issued a VPP Debenture to Aequitas, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.2 million in exchange for an equal amount of trade accounts payable owed to Aequitas. The VPP Debenture includes an OID factor of .65 and is convertible to 1.2 million shares of common stock and Aequitas received warrants to purchase 0.5 million shares of the Company’s common stock. The terms of the VPP Debenture include quarterly OID payments beginning October 1, 2009, with the balance due November 30, 2011. The Company did not make the OID payment due October 1, 2009, as it was not permitted at that time under the provisions of the Senior Lender intercreditor agreement.

Additionally, during 2009, Aequitas was issued July Debentures with a cash subscription amount of $0.1 million in exchange for $0.1 million of trade accounts payable. The July Debenture includes an OID factor of .75, is convertible into 0.7 million shares of common stock and received warrants to purchase 0.3 million shares of the Company’s common stock.

During 2008, Aequitas purchased $2.0 million of the Company’s November Debentures, convertible into 8.3 million shares of common stock and received warrants to purchase 6.3 million shares of the Company’s common stock. Aequitas applied to the purchase amount of the November Debenture the $0.5 million credit due them under a bridge loan made to the Company in September 2008. In addition, in connection with other advisory services provided during 2008, the Company incurred Aequitas advisory fees of $1.6 million and issued warrants to purchase 1.5 million shares of the Company’s common stock at an exercise price of $0.24 per share. The warrants had a grant date fair value, adjusted for the probability of the timing of the Authorized Share Increase, of $0.2 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.20 per share, expected volatility of 143.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends.

Salzwedel Financial Communications, Inc. (Salzwedel) is a corporate communications and investor relations services company contracted by the Company. Salzwedel, its owner, and immediate family owned 30.0 million warrants and 9.784 million shares of common stock of the Company at December 31, 2009. The exercise of all of the warrants and the issuance of 4.6 million of the shares of common stock were subject to additional shares being authorized. Fees paid in cash to Salzwedel were $0.1 million in both 2009 and 2008. In 2009, as compensation for consulting services rendered by Salzwedel, 15.0 million warrants and 2.3 million shares of common stock were issued by the Company. Similarly, in 2008, 15.0 million warrants and 2.0 million shares of common stock were issued. The fair value of the non-cash fees charged to operations, including the warrants exercisable and the stock issuable upon the increase in authorized shares, was $1.9 million and $3.4 million in 2009 and 2008, respectively.

Capstone Investments, Inc. (Capstone) owned less than 1% of the Company’s outstanding common stock and held warrants to purchase 12.1 million shares of the Company’s common stock as of December 31, 2009. At December 31, 2009, the Company was indebted to Capstone for debentures issued for a subscription amount of $0.6 million which at maturity have a face amount of $1.0 million.

During 2009, in connection with all advisory services provided, the Company incurred Capstone fees of $2.0 million. Cash payments to Capstone totaled $0.4 million and $1.5 million in 2009 and 2008, respectively. Recent transactions included in the above totals are discussed in detail below:

During 2009, Capstone provided financial advisory services to the Company in connection with the July Securities Purchase Agreement. As consideration for those services, the Company incurred Capstone fees and expenses of $0.2 million. Additionally, in June of 2009 the Company signed a one year consulting agreement with Capstone that includes a monthly retainer of $0.01 million plus expenses, on which $0.08 million had been paid during 2009.

Also during 2009, the Company issued a VPP Debenture to Capstone, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.4 million in exchange for an equal amount of accounts payable owed to Capstone. The VPP Debenture includes an OID factor of .65 and is convertible at $0.24 per share, and includes 75% warrant coverage. The terms of the VPP Debenture include quarterly OID payments beginning October 1, 2009, with the balance due November 30, 2011. The Company did not make the OID payment due October 1, 2009, as it was not permitted at that time under the provisions of the Senior Lender Intercreditor Agreement.

Capstone is currently occupying certain excess office space being leased by the Company. The related rent under this sublease will be offset against the VPP Debenture held by Capstone.

During 2008, Capstone provided financial advisory services to the Company in connection with the November Debentures and Term Loan. As consideration for these services, the Company issued to Capstone warrants to purchase 5.1 million shares of common stock at an exercise price of $0.24 per share and incurred fees to Capstone totaling $1.4 million. The warrants had a grant date fair value, adjusted for to the probability of the timing of the Authorized Share Increase, of $0.8 million. The Company determined the fair value of the warrants using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 2.1%, expected term of 5.1 years, and no dividends. In 2008, the Company issued $0.7 million of November Debentures to Capstone in partial payment of November Debenture fees. In 2009, the Company paid $0.04 million against the remaining November Debenture fee, and issued the VPP Debenture previously described. The November Debentures are convertible into 2.9 million shares of common stock and include warrants to purchase 2.2 million shares of common stock.

In March 2008, in connection with the issuance of the March Debentures, the Company incurred and paid Capstone an advisory fee of $1.3 million and issued to Capstone warrants to purchase 2.7 million shares of common stock at an exercise price of $0.24 per share. The warrants had a grant-date fair value of $1.5 million, determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.60 per share, expected volatility of 147.2%, risk-free interest rate of 2.5%, expected term of 5 years and no dividends.

Another significant shareholder purchased $0.9 million of the Company’s July Debentures, convertible into 3.9 million shares of common stock coupled with warrants to purchase 1.7 million shares of common stock. Mr. Lies purchased an additional $1.0 million of the Company’s November Debentures. These Debentures are convertible into 4.2 million shares of common stock coupled with warrants to purchase 3.2 million shares of common stock. The November Debentures are convertible at $0.24 per share at any time at the option of the holder (subject to possible future anti-dilution adjustments), but not before the Company’s Authorized Share Increase. See the Notes to Consolidated Financial Statements. During 2007, Mr. Lies participated in the Company’s junior secured facility. The outstanding principal and accrued interest due of $3.7 million and $0.5 million, respectively with respect to Mr. Lies’ junior secured facilities holdings, was converted into 10.0 million shares of common stock during the first quarter of 2008.

The same significant shareholder owned approximately 12% of the Company’s outstanding common stock and held warrants to purchase 12.9 million shares of the Company’s common stock as of December 31, 2008. This shareholder purchased $0.5 million of the Company’s November Debentures, convertible into 2.1 million shares of common stock and received warrants to purchase 1.6 million shares of common stock.

As of December 31, 2009 Shefsky & Froelich, Ltd. (Shefsky) primary counsel to the Company, owned 2.0 million warrants to purchase shares of common stock and held Company debentures issued with a subscription amount of $0.6 million which at maturity have a face amount of $1.0 million. In addition, the Company had outstanding accounts payable to Shefsky in the amount of $0.7 million and $0.9 million, at December 31, 2009 and 2008, respectively. The Shefsky partner delivering services to the Company, also owned 0.8 million shares of the Company’s common stock at December 31, 2009 and 2008. Cash payments to Shefsky totaled $0.4 million and $1.2 million in 2009 and 2008, respectively.

Officers and Directors

Under employment agreements with its four current officers (Messrs. Shutt, King, McDevitt, and Lodge), there are 15.0 million options to acquire common stock of the Company at a price ranging between $0.185 and $0.98 outstanding as of December 31, 2009. All options are subject to vesting restrictions. Of these options, 7.5 million are performance-based and are designed to incent the attainment of certain revenue objectives. The options will vest on the following basis: (i) upon each realization by the Company of an incremental $20 million of third-party service and /or maintenance revenue from new or existing customers, with gross margins in excess of 30%, pursuant to an agreement of one year or more, 50% of the options will vest; (ii) the remaining options vest upon realization by the Company of a second $20 million of third-party service and /or maintenance revenue from new or existing customers, with gross margins in excess of 30%.

In 2009, three of the Company’s directors and officers collectively purchased $0.5 million of the Company’s July Debentures, convertible into 2.2 million shares of common stock and received warrants to purchase 0.9 million shares of common stock.

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

On January 3, 2006, the Board of Directors approved the appointment of Plante & Moran, PLLC (Plante) as the Company’s independent accountants to report on the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and cash flows beginning with the year ended December 31, 2005. On October 8, 2008, the Chairman of the Audit Committee of the Company received a notice from Plante indicating that Plante did not intend to stand for re-election with respect to the audit of the December 31, 2008 consolidated financial statements. Effective November 14, 2008, Plante’s relationship with the Company ended. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

Upon resignation of Plante, the Company’s principal tax advisor, Carver Moquist & O’Connor, LLC (CMO) now known as Moquist Thorvilson Kaufmann Kennedy & Pieper LLC, was engaged as the Company’s principal independent registered public accounting firm with regard to the audit of GCD’s stand-alone financial statements for the years ended December 31, 2007 and 2006 in addition to the review of the nine-month stub periods ended September 30, 2008 and 2007, as required for the acquisition.

On February 27, 2009, the Company engaged BDO Seidman, LLP (BDO) as its independent registered public accounting firm. The engagement of BDO was approved by the Audit Committee of the Company’s Board of Directors.

On June 2, 2009, the Company’s Board of Directors, voting together with a majority of the Company’s Audit Committee members, ended its engagement of BDO due to their proposed timing of completion of the audit and the proposed fees associated therewith, for the year ended December 31, 2008. BDO did not file a report on the financial statements for 2008 or any other period and, as such, no BDO report contains an adverse opinion or a disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope, or accounting principles.

On June 9, 2009, the Company engaged Asher & Company, Ltd. (Asher) as its new independent registered public accounting firm and to report on the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2008. See Item 9, “Changes in and Disagreements with Accountants on Accounting and Financial Disclosure” for additional information.

Fees for the Company’s principal independent accountants for 2009 and 2008 were as follows:

	Years ended December 31,
	2009	2008
Audit fees
Audit fees – BDO Seidman, LLP (1)	$575	—
Audit fees – Asher & Company, Ltd. (2)	303	—
Audit fees – Plante & Moran, PLLC (3)	68	$576

Total Audit fees	946	576
Audit-related fees	—	—
Tax fees	—	—

Total Fees	$946	$576

(1)	Fees paid to BDO Seidman, LLP related to the financial audit for the year ended December 31, 2008, which it did not complete.

(2)	Fees paid to Asher & Company, Ltd include $247,000 related to the annual financial audit for the year ended December 31, 2008 and $56,000 related to performing three quarterly reviews of the interim financial reports of the Company.

(3)	2009 fees paid to Plante & Moran, PLLC are reflective of their consent as the Company’s independent registered public accounting firm to the use of its report on the consolidated balance sheet and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2007. 2008 fees paid to Plante & Moran, PLLC include additional fees related to the restatement of 2007 and 2006 financial statements

For purposes of the preceding table, the professional fees are classified as follows:

•

Audit fees – Fees for professional services billed for the audit of the consolidated financial statements included in our Form 10-K filings, the review of consolidated financial statements included in our Form 10-Q filings, as well as comfort letters, consents, and assistance with and review of documents filed with the SEC (if necessary).

Audit Committee Pre-Approval Policy: Our Audit Committee has reviewed and approved all of the fees charged by our independent accountants. The Audit Committee concluded that all services rendered during 2009 and 2008 by our independent accountants were consistent with maintaining their respective independence. As a matter of policy, we will not engage our primary independent accountants for non-audit services other than “audit-related services,” as defined by the SEC, certain tax services, and other permissible non-audit services as specifically approved by the chairperson of the Audit Committee and presented to the full Board at its next regular meeting. The policy also includes limits on hiring partners of, and other professionals employed by, our independent accountants to ensure that the SEC’s auditor independence rules are satisfied.

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

The Financial Statements filed as part of this Report are set forth in Item 8 and include:

Report of Independent Registered Public Accounting Firm

Financial Statements covered by the Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2009 and 2008

Consolidated Statements of Shareholders’ Equity (Deficit) and Comprehensive Income (Loss) for the years ended December 31, 2009 and 2008

Notes to the Consolidated Financial Statements for the years ended December 31, 2009 and 2008

As a Registrant, the Company is not required to file Financial Statement Schedules for the years ended December 31, 2009 and 2008, pursuant to Article 8 of Regulation S-X. The Statement regarding the computation of share earnings filed as part of this report is set forth in the accompanying Notes to the Financial Statements as “Income (Loss) Per Share.” The Statement regarding the Code of Ethics filed as part of this Report is set forth in Item 10. The annual report to the Security holders filed as part of this report is set forth in Items 3, 5 through 13, and 14.

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

/s/ George A. King
George A. King, Interim Chief Financial Officer

Dated: March 31, 2010

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE	DATE

/s/ Robert Pollan	Chairman, Director	March 31, 2010
Robert Pollan

/s/ Jeremy Cooke	Director	March 31, 2010
Jeremy Cooke

/s/ Bradford R. Higgins	Director	March 31, 2010
Bradford R. Higgins

/s/ Chris Hoyle	Director	March 31, 2010
Chris Hoyle

/s/ Kenneth Napier	Director	March 31, 2010
Kenneth Napier

/s/ Charles R. Wright	Director	March 31, 2010
Charles R. Wright

/s/ George A. King	Interim Chief Financial Officer, Director	March 31, 2010
George A. King

/s/ Patrick C. Shutt	Chief Executive Officer, Director	March 31, 2010
Patrick C. Shutt

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Articles of Incorporation of Capital Growth Systems, Inc. (1)

3.2	Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (2)

3.3	Articles of Amendment to Articles of Incorporation of Capital Growth Systems, Inc. (3)

3.4	By-laws of Capital Growth Systems, Inc. (1)

3.5	Amendment to By-laws of Capital Growth Systems, Inc. (3)

3.6	Amended and Restated By-laws of Capital Growth Systems, Inc. (4)

4	2008 Long Term Incentive Plan. (4)

10.1	Term Loan and Security Agreement. (5)

10.2	First Amendment, Waiver, Extension and Consent. (5)

10.3	Second Amendment and Waiver. (5)

10.4	July Debt Subordination and Intercreditor Agreement. (5)

10.5	VPP Debt Subordination and Intercreditor Agreement. (5)

10.6	Securities Purchase Agreement. (5)

10.7	Original Issue Discount Secured Convertible Debenture. (5)

10.8	Common Stock Purchase Warrant. (5)

10.9	Security Agreement. (5)

10.11	Subsidiary Guarantee. (5)

10.12	2009 Sub Debt Consent, Waiver, and Amendment Agreement. (5)

10.13	2009 Intercreditor Agreement. (5)

10.14	VPP Securities Purchase Agreement. (5)

10.15	VPP Original Issue Discount Secured Convertible Debenture. (5)

10.16	VPP Common Stock Purchase Warrant. (5)

10.17	VPP Security Agreement. (5)

10.18	VPP Subsidiary Guarantee. (5)

10.19	Escrow Agreement. (5)

10.20	Off-Net Circuit Asset Purchase Agreement (6)

21	List of Subsidiaries (*)

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Reference Number	Description of Reference
*	Filed herewith.

(1)	Incorporated herein by reference to the Form 10-KSB for fiscal year ended December 31, 2003, filed with the Commission on May 6, 2004 (File No. 0-30831).

(2)	Incorporated by reference to Form 8-K filed with the Commission on September 14, 2006 (SEC File No. 0-30831).

(3)	Incorporated by reference to Form 8-K filed with the Commission on June 25, 2007 (SEC File No. 0-30831).

(4)	Incorporated by reference to Form 8-K filed with the Commission on May 5, 2008 (SEC File No. 0-30831).

(5)	Incorporated by reference to Form 8-K filed with the Commission on August 4, 2009 (SEC File No. 0-30831).

(6)	Incorporated by reference to Form 8-K filed with the Commission on January 5, 2010 (SEC File No. 0-30381).