Form 10-Q
period 2010-03-31
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2010-05-12
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0953505
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Wacker Drive, Suite 1650, Chicago, IL 60606

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

As of March 31, 2010, the issuer had outstanding 168,233,180 shares of its $0.0001 par value common stock.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,686	$3,377
Accounts receivable, net	5,229	9,739
Prepaid expenses and other current assets	819	907

Total Current Assets	7,734	14,023
Property and equipment, net	902	980
Intangible assets, net	15,873	16,462
Goodwill	1,480	1,480
Other assets	981	1,434

TOTAL ASSETS	$26,970	$34,379

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt, net	$17,146	$16,107
Accounts payable	13,063	13,119
Accrued expenses	5,149	5,839
Deferred revenue	3,986	4,095

Total Current Liabilities	39,344	39,160
Liabilities for warrants to purchase common stock	15,922	17,960
Embedded derivatives of convertible debt instruments	24,191	28,214
Deferred income taxes	49	40
Deferred revenue, long-term portion	13	13

Total Liabilities	79,519	85,387

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of March 31, 2010 and December 31, 2009	—	—
Common stock, $.0001 par value; 350,000,000 authorized, 168,233,180 issued and outstanding at March 31, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	105,805	105,290
Accumulated other comprehensive income (loss)	(64)	(55)
Accumulated deficit	(158,307)	(156,260)

Total Shareholders’ Equity (Deficit)	(52,549)	(51,008)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$26,970	$34,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month period ended March 31,
	2010	2009
REVENUES	$14,676	$16,242
COST OF REVENUES	10,981	12,321

GROSS MARGIN	3,695	3,921

OPERATING EXPENSES
Compensation	2,935	3,593
Travel and entertainment	317	320
Occupancy	347	397
Professional services	1,639	1,739
Depreciation and amortization	685	1,138
Bad debt expense	130	89
Other operating expenses	282	385

TOTAL OPERATING EXPENSES	6,335	7,661

OPERATING LOSS	(2,640)	(3,740)
Interest expense, including amortization of deferred financing costs and discounts	(5,430)	(3,132)
Gain (loss) on warrants and derivatives	6,061	(14,011)
Loss on extinguishment of debt	—	(176)
Income tax expense	(38)	—

NET LOSS	$(2,047)	$(21,059)

LOSS PER SHARE OF COMMON STOCK – BASIC	$(0.01)	$(0.13)

LOSS PER SHARE OF COMMON STOCK – DILUTED	$(0.01)	$(0.13)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	13,952,162	1	1,981	—	—	1,982
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	(62)	(62)
Net loss for 2009	—	—	—	(52,834)	—	(52,834)

Balance, December 31, 2009	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)
Stock-based compensation expense	—	—	515	—	—	515
Foreign currency translation adjustment	—	—	—	—	(9)	(9)
Net loss for the three-month period ended March 31, 2010	—	—	—	(2,047)	—	(2,047)

Balance, March 31, 2010	168,233,180	$17	$105,805	$(158,307)	$(64)	$(52,549)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Three-month period ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$2,385	$(1,790)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in deposits	4	—
Purchase of property and equipment	(18)	(96)

NET CASH USED IN INVESTING ACTIVITIES	(14)	(96)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(4,003)	(10)
Payment of financing costs	(50)	—

NET CASH USED IN FINANCING ACTIVITIES	(4,053)	(10)

Effect of exchange rate on cash and cash equivalents	(9)	25

Decrease in cash and cash equivalents	(1,691)	(1,871)
Cash and cash equivalents – beginning of period	3,377	4,598

Cash and cash equivalents – end of period	$1,686	$2,727

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$462	$300
Cash paid for income taxes	42	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	—	1,860
Issuance of July Debentures to satisfy debt obligations	1,451	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

March 31, 2010 (Unaudited)

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

Basis of Presentation

The Company’s unaudited condensed consolidated financial statements as of and for the three-month period ended March 31, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.

The Company’s condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries: 20/20 Technologies, Inc. (20/20), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, CentrePath, Inc. (CentrePath), Global Capacity Group, Inc. (GCG), and Global Capacity Direct, LLC, (GCD). Except where necessary to distinguish the entities, together they are referred to as the “Company.”

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Comprehensive Income (Loss)

Comprehensive loss is as follows:

	Three-month period ended March 31,
	2010	2009
Net loss	$(2,047)	$(21,059)
Foreign currency translation adjustment	(9)	25

Comprehensive loss	$(2,056)	$(21,034)

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

Reclassifications

Certain prior period operating expenses previously reported on the condensed consolidated statement of operations have been reclassified to conform to the current period presentation. These reclassifications had no impact on the Company’s previously reported net loss for the three-month period ended March 31, 2009.

Going Concern

The accompanying condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of March 31, 2010, the Company’s current liabilities exceeded its current assets by $31.6 million. Included in the current liabilities is $17.1 million of current maturities of long-term debt, net of $27.6 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $20.6 million associated with OID and imputed interest. Cash on hand at March 31, 2010 was $1.7 million (not including $0.4 million restricted for outstanding letters of credit).

The Company’s net working capital deficiency, accumulated deficit and recurring operating losses raise substantial doubt about its ability to continue as a going concern. In addition, due to covenant violations, the Company’s Term Loan is callable by its Senior Lender. The Senior Lender’s previous forbearance agreement expired on April 12, 2010. On March 25, 2010, the Senior Lender advised that it did not extend such forbearance, requested payment of default interest, and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender had been reiterating its desire that the Term Loan be paid in full at the earliest date possible. The Company had been pursuing alternative sources of financing during this period.

On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business and based in Phoenix, Arizona (“Pivotal”), successfully closed on its purchase of all the rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in the terms and conditions. Pivotal has been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. The Company is currently in default and is in breach of certain covenants of the Term Loan, as it had been with the previous Lender. See the Subsequent Events note for further details.

Management is also actively pursuing sources of capital to refinance or refund the Term Loan and provide additional working capital. If our lenders or vendors do not maintain their forbearance, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. There can be no assurance that the Company will be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

NOTE 2. Recent Accounting Pronouncements.

Recently Adopted Accounting Pronouncements

In December 2009, the FASB issued ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC 810, Consolidation to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009. The Company adopted the standard on January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting period beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

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

New Accounting Pronouncements Not Yet Effective

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, Certain Arrangements that Include Software Elements, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

In April 2010, the FASB issued ASU 2010-13, Topic 718, Compensation—Stock Compensation, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim period beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

NOTE 3. Property and Equipment.

Property and equipment consist of the following:

	March 31, 2010	December 31, 2009
Furniture and fixtures	$343	$343
Computer equipment	976	972
Leasehold improvements	813	813
Machinery and equipment	1,645	1,630

	3,777	3,758
Accumulated depreciation	(2,875)	(2,778)

Net property and equipment	$902	$980

Depreciation of property and equipment was $0.1 million and $0.2 million for the three month period ended March 31, 2010 and 2009, respectively.

NOTE 4. Intangible Assets and Goodwill.

Intangible Assets

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization.

The Company did not recognize any impairment charges related to long-lived assets for the three-month period ended March 31, 2010. The following tables reflect the components of intangible assets as of March 31, 2010 and December 31, 2009, respectively:

		March 31, 2010
	Amortization Period in Years	Gross Amount	Accumulated Amortization	Net Carrying Value
Developed technology	15	$8,546	$(3,841)	$4,705
Customer relationships	15	14,256	(3,088)	11,168

Total	13.7 remaining average years	$22,802	$(6,929)	$15,873

		December 31, 2009
	Amortization Period in Years	Gross Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value
Developed technology	5 to 15	$12,215	$(3,581)	$(3,669)	$4,965
Customer relationships	6 to 15	16,510	(2,759)	(2,254)	11,497

Total	13.9 weighted average years	$28,725	$(6,340)	$(5,923)	$16,462

Amortization expense for the three-month period ended March 31, 2010 and 2009 related to the long-lived intangible assets was $0.6 million and $0.9 million, respectively.

During the fourth quarter of 2009, the Company recorded an impairment loss with respect to the long-lived intangible assets totaling $5.9 million. Throughout 2009, certain previously acquired customer relationships and related technology developed to provide services to those customers became impaired as a result of the certain existing customer relationships effectively ending during 2009. The significant operating loss incurred by the Company during 2009, coupled with the fact that it became clear in the fourth quarter that certain acquired customer relationships had ended and there were no major customers utilizing certain previously acquired developed technology, represented a triggering event which led Management to test its long-lived assets for impairment. Management performed the undiscounted cash flows recoverability test and noted that carrying amounts of certain customer relationship assets and developed technology exceeded its projected future undiscounted cash flows indicating that impairment existed. Management then utilized a discounted cash flow model in order to determine the fair value of these assets which were identified as impaired during the recoverability test. Management’s assessment resulted in a $5.9 million write-down of the carrying value of certain developed technology and customer relationship assets associated with the legacy business components to fair value.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 9 months of 2010	$1,766
2011	2,141
2012	1,953
2013	1,767
2014	1,571
2015	1,392
Thereafter	5,283

Total	$15,873

Goodwill

Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009. The fair value of the Company’s reporting unit was determined using a discounted cash flow method. The results of the annual impairment test indicated that there was a $12.5 million impairment of goodwill recorded in the fourth quarter of 2009.

The value at acquisition and current carrying value of goodwill for the acquired companies are as follows:

	March 31, 2010			December 31, 2009
	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value
Total	$13,993	$(12,513)	$1,480	$13,993	$(12,513)	$1,480

The Company is considered to be a single business reporting unit as discrete financial information is not fully developed nor are the operations of the business managed at any segment level. The Company provides integrated services, markets integrated solutions, utilizes shared management and technology, and has a shared sales force across all business components. Under U.S. GAAP, a reporting unit for the purposes of the goodwill impairment test is the same as, or one level below, an operating segment. One level below an operating segment is referred to as a component. Once components are identified, an entity would consider whether any components of an operating segment should be aggregated into one or more reporting units based on whether the components have similar economic characteristics.

The first step of the goodwill impairment test used to identify potential impairment compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, thus the second step of the impairment test is unnecessary. Under Step 2, the implied fair value of goodwill is estimated by subtracting the estimated current fair value of identifiable net assets from the estimated fair value as of the measurement date. The Company conducts its annual impairment test as of December 31st.

In 2009, the fair value of goodwill was determined using a discounted cash flow model from projections of the future operations of the business utilizing forecasts of operations, financial position, and cash flows provided by Management. The resultant fair value of the Company’s reporting unit was less than its carrying value at December 31, 2009, requiring step two of the goodwill impairment test to be performed. As a result of the “step two” analysis, the Company assigned the fair value to the assets and liabilities and determined that the calculated implied fair value of goodwill was approximately $1.5 million, resulting in a $12.5 million impairment charge to write-down the carrying value of goodwill to the implied fair value.

Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions would increase or decrease estimated discounted future cash flows and could increase or decrease an impairment charge. If the use of these assets or the projections of future cash flows change in the future, the Company may be required to record additional impairment charges. An erosion of future business could create additional impairment in goodwill or other long-lived assets and require a significant charge in future period.

NOTE 5. Accrued Expenses.

Accrued expenses consist of the following:

	March 31, 2010	December 31, 2009
Accrued carrier disputes	$1,207	$1,661
Compensation and payroll taxes	1,320	1,067
Accrued professional services	1,039	997
Accrued excise taxes	908	858
Accrued interest expense	66	620
Other accrued expenses	609	636

Total accrued expenses	$5,149	$5,839

NOTE 6. Debt.

Debt consists of the following:

	March 31, 2010	December 31, 2009
Term Loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2010, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million. At March 31, 2010, the outstanding principal balance was $5.3 million, plus paid-in-kind interest of $0.1 million, net of unamortized debt discount of $0.5 million. At December 31, 2009, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.8 million, net of unamortized debt discount of $1.0 million	$4,941	$8,314

July Debentures, $10.5 million, issued in July 2009 and August 2009, Original Issue Discount (OID) and debt discount at issuance of $4.5 million and $5.2 million, respectively, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), and due May 2011. At March 31, 2010, the outstanding principal balance was $11.9 million plus $0.2 million payment-in-kind interest, net of unamortized OID and debt discount of $3.4 million each. At December 31, 2009, the outstanding principal balance was $10.5 million, plus $0.1 million payment-in-kind interest, net of unamortized OID and debt discount of $3.6 million and $4.1 million, respectively

	5,279	2,931
Amended March Debentures, OID and debt discount at issuance of $12.4 million and $18.4 million, respectively, due March 2015, outstanding principal balance of $30.8 million at issue. At March 31, 2010, the outstanding principal balance was $26.9 million, net of unamortized OID and debt discount of $10.6 million and $13.5 million, respectively. At December 31, 2009, the outstanding principal balance was $26.9 million, net of unamortized OID and debt discount of $11.0 million and $14.1 million, respectively.	2,776	1,764
November Debentures, OID and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2015, outstanding principal balance of $14.9 million at issue. At March 31, 2010, the outstanding principal balance was $14.9 million, net of unamortized OID and debt discount of $5.3 million and $8.2 million, respectively. At December 31, 2009, the outstanding principal balance was $14.9 million, net of unamortized OID and debt discount of $5.6 million and $8.5 million, respectively	1,344	840
VPP Debentures, outstanding principal balance of $2.0 million issued in July 2009, OID and debt discount at issuance of $0.8 million and $1.2 million, respectively, and due November 2011. As of March 31, 2010 the outstanding principal balance was $2.0 million, net of unamortized OID and debt discount of $0.5 million and $0.9 million, respectively. As of December 31, 2009, the outstanding principal balance was $2.0 million, net of unamortized OID and debt discount of $0.6 million and $1.0 million, respectively	585	380
Seller Debenture, $4.0 million non-interest bearing note, net of debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due May 2011, and renewable monthly thereafter. As of March 31, 2010, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $1.8 million. At December 31, 2009, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $2.1 million	2,197	1,851
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	24	27

Total	17,146	16,107
Less: current maturities	17,146	16,107

Long-term portion	$—	$—

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments, including the maturity value of OID securities, are $65.3 million as of March 31, 2010 and $67.7 million as of December 31, 2009. This amount does not include minimum interest due on the term note per the default clause of the Agreement.

The reporting and administrative covenants established under the term note and the other debt instruments issued in November 2008 were created assuming an ongoing relationship with a significant customer. As that relationship effectively ended in 2009, the Company had received a number of default notices, amendments to the loan agreements and forbearance agreements. On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of Companies, successfully closed on its purchase of rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. The Company will seek to raise additional capital as necessary to meet future capital and liquidity requirements. See the Subsequent Events note for details of this financing agreement.

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

The Term Loan matures November 2010. The Company may voluntarily prepay the Term Loan upon at least 30 days prior written notice to the Borrowers. The Term Loan prepayment premium is 2% of the outstanding balance paid, or 1% of the $8.5 million original principal amount if the Company repays the Term Loan during months 12-18 or 19-24 from the origination date, respectively. The Term Loan Agreement contains certain mandatory prepayments which, when made, do not trigger any of the prepayment premiums. If the Company sells assets outside of the ordinary course of business or incurs additional indebtedness after the Financial Closing, the Company must use the net proceeds to pay down the Term Loan. Similarly, the Company has agreed that two-thirds of any collections it receives on its existing accounts receivable with its largest customer as of September 30, 2008 will be used to pay down the Term Loan. The Term Loan Agent waived the right to apply the proceeds of the July Debentures and the VPP Debentures to pay down the Term Loan in the Intercreditor Agreement. During the period ended March 31, 2010, $3.7 million received from the previously noted customer was used to reduce the Term Loan outstanding balance.

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. Beginning with the first quarter of 2009, the Company was subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of GCD) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of December 31, 2009, the Company was not in compliance with the EBITDA covenant, and a forbearance agreement as described below was obtained with the Agent. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million. In connection with the July Debentures, the increase in authorized shares was to have been finalized by January 26, 2010. A waiver extending the authorized share increase to March 19, 2010 was obtained from the Senior Lender. Per the Senior Lender’s letter of March 25, 2010, this forbearance was not extended and several items of default exist.

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

On December 31, 2009, the Agent and Borrowers entered into the first amendment to the Forbearance Agreement extending the forbearance termination date to the earlier of February 22, 2010, or the date on which the Borrowers violate any financial covenant or other term, other than the specified defaults, and to extend the date the Borrowers were required to enter into a definitive transaction that will result in a mandatory loan pay down in an amount not less than $4.0 million to the Senior Lender, on or before December 31, 2009. Because of this First Amendment, Borrowers agreed to pay a total of $0.1 million in default interest accruing from November 6, 2009 to February 22, 2010. In addition, Borrowers are required to pay 100% of any British Telecom receivable payment received; make a mandatory pay down of the Term Loan in an amount not less than $4.0 million on the date the “Initial Closing” occurs under that certain Asset Purchase Agreement by and among the Company, GCG, GCD, and Global Telecom & Technology Americas, Inc., dated on December 31, 2009 (the APA); and deliver to the Agent, on or before January 7, 2010, a consent letter (the Consent Letter), countersigned by each applicable service provider, confirming that all cash obligations of the Company, GCG, and GCD for fees and expenses incurred in connection with those transactions contemplated by the APA (including all associated brokerage fees) shall, in no event, exceed $0.5 million in the aggregate. The APA, as amended, has lapsed due to no closing occurring by the outside date (April 30, 2010) called for in the APA.

A third Forbearance Agreement extending the forbearance termination date to April 12, 2010, was entered into on March 30, 2010, under substantially the same terms and conditions of the prior forbearance agreements. See Subsequent Events note regarding the assignment of the Term Loan.

2009 Financings

In July 2009, the Company entered into the following new financing agreements: (i) a Second Amendment, and Waiver Agreement (the Second Amendment) with the Agent, which amends certain conditions contained in the Term Loan and governs the priorities and payments in favor of the Senior Lender, (ii) a July Debt Subordination and Intercreditor Agreement (the July Debentures) with the holders of its junior secured convertible debentures issued on November 20, 2008 (November Debentures and Amended March Debentures), pursuant to which the holders waived and amended certain conditions contained in the November and Amended March Debentures and the corresponding securities purchase agreement which enabled the Company to enter into the Second Amendment and Waiver Agreement, and agree to subordinate the debt to the Senior Lender, (iii) a Vendor Payment Plan Debt Subordination and Intercreditor Agreement (the VPP Debenture) with the holders of its junior secured convertible debentures issued on November 20, 2008 (November Debentures) and (Amended March Debentures), pursuant to which the VPP holders agreed to subordinate the debt to all debt outstanding as of July 31, 2009, (iv) a Securities Purchase Agreement (the July SPA) with the holders of its junior secured convertible debentures, and a Securities Purchase Agreement with the holders of its junior secured VPP Debentures, pursuant to which the Company issued the July Debentures and VPP Debentures, respectively.

July Debentures: Effective July 31, and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of OID senior secured convertible debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited to the holders of the March and November Debentures for entering into a waiver and amendment agreement which, among other things, consented to the issuance of the July Debentures, and inclusive of $0.1 million against liabilities of the Company to Aequitas Capital Management, Inc.) and $4.5 million of OID added to principal, coupled with warrants to purchase up to 18.8 million shares of common stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures, the Units). The transaction resulted in proceeds to the Company of $5.6 million, before $0.5 million of financing fees. The July Debentures are secured by a security interest in the assets of the Company and its subsidiaries, and Aequitas Capital Management, Inc. was appointed collateral agent for the July Debenture holders.

At issuance, the July Debentures are convertible into 43.8 million shares of common stock at $0.24 per share, based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the July Debentures warrants to purchase an aggregate of 18.8 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of such share increase. The Company determined that the conversion feature of the July Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the July Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $2.0 million and $3.2 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with these average assumptions: common stock fair value of $0.16 per share, expected volatility of 152.4% for warrants and 154.5% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.0% for embedded derivatives, expected term of 5.3 years for warrants and 1.8 years for embedded derivatives and no dividends.

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

In addition to the OID amount, the Cash Subscription Amount of the July Debentures bears interest in an amount equal to the “Cash Subscription Amount Interest,” comprised of the sum of: (i) the prime rate of interest as announced in the Wall Street Journal (subject to a floor of 5%); plus (ii) 14% per annum (the Applicable Margin). Basic Interest (comprised of the prime rate component plus 9% of the total 14% of the Applicable Margin) is payable monthly in arrears (twenty days following the end of each month), with the remaining 5% to be paid at the option of the Company in either cash or as paid-in-kind (PIK) Interest, whereby such amount can be accrued and added to principal (in which event an additional OID factor of 75% of such amount is also added to principal of the July Debenture). The Senior Lender July Purchaser Intercreditor Agreement permits the payment in cash of the Cash Subscription Amount Interest for so long as the Senior Loan is not in default and a blockage on payment of interest on the July Debentures is not in effect. In the event that payment of the Cash Subscription Amount Interest is prohibited by such intercreditor agreement, then it is to be accrued and added to the principal amount of the July Debentures in the same manner as the addition of the PIK Interest to the July Debentures (and failure to pay such interest shall in such instance not be an Event of Default under the July Debenture).

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

As required by the debenture agreement, the amount due at maturity was increased by $1.4 million during the period ended March 31, 2010, representing unpaid monthly interest of $0.5 million and additional OID amounts due on the unpaid monthly interest and the unpaid quarterly redemption payment due of $0.9 million.

The Company utilized the services of both Aequitas and Capstone Investments in accomplishing the July Debentures. The substantial majority of the investors in the July Debentures are from the same pool of investors that participated in the 2008 financings.

In addition to the items disclosed above, during negotiation of the July 31, 2009 debt instruments, the holders of the November Debentures and Amended March Debentures waived their rights to $1.4 million in registration rights penalties and received a portion of the July Debentures in connection with such waiver. The waiver of the registration rights penalties was accounted for as a recovery of registration rights penalties in 2009.

VPP Debentures: The Company established a vendor payment plan (VPP) designed to reduce past due obligations to certain of its vendors over time. In conjunction with the Second Amendment to the Loan Agreement, the Company issued $1.2 million subscription value, equal to the amount of vendor obligations, with a 65% OID factor as Vendor Payment Plan Debentures, due November 2011. Participants in the VPP Debentures included Shefsky and Froelich, Ltd. ($0.6 million), Capstone Investments ($0.4 million), and Aequitas Capital Management, Inc., ($0.2 million) at subscription. The VPP Security Agreement is substantially a similar form of security agreement (the VPP Security Agreement) as applicable to the July Security Agreement, with Aequitas Capital Management, Inc. to serve as the Collateral Agent.

At issuance, the VPP Debentures are convertible into common stock at $0.24 per share, or 8.3 million shares based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the VPP Debenture holders warrants to purchase an aggregate of 3.8 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of such share increase. The Company determined that the conversion feature of the VPP Debentures was an embedded derivative. The estimated fair value of the warrants and embedded derivative as of the issuance date of the VPP Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $0.4 million and $0.7 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with these average assumptions: common stock fair value of $0.17 per share, expected volatility of 152.5% for warrants and 145.8% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.3% for embedded derivatives, expected term of 5.3 years for warrants and 2.3 years for embedded derivatives and no dividends.

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

The remaining March Debentures were held by two affiliated holders, who held a total of $3.0 million of original principal amount. The two affiliated holders subsequently reduced their original principal amount to an aggregate outstanding balance of $2.5 million through conversions of their principal to common stock. Pursuant to the November 20, 2008 Waiver Agreement, the Company exchanged their March Debentures for $2.9 million of Amended March Debentures (the Tranche 2 Amended March Debentures), which mirror the terms of the Tranche 1 Amended March Debentures. The principal amount of the Tranche 2 Amended March Debentures is comprised of the $2.5 million outstanding balance of the March Debentures plus the sum of the following: (i) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, $0.4 million and (ii) legal fees incurred by the two affiliated holders in negotiation and documentation of the revised transactions (collectively, the Tranche 2 Add-on Amount). In addition, at the Financial Closing, the Company made a one-time payment to the two affiliated holders in the aggregate of $0.9 million, which was the sum of the interest accrued on the March Debentures up to the amendment date and the remainder of the interest that would have accrued under their March Debentures. At December 31, 2009, and March 31, 2010, the balances owed to these holders were not material.

The Amended March Debentures are due March 2015. The warrants originally issued with the March Debentures, discussed below, remain outstanding and the March 2013 expiration date of the warrants was unchanged. The Amended March Debentures are OID securities and do not call for the payment of interest over their term. The Company is required to make quarterly redemption payments of the Add-on Amounts beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The November 20, 2008 Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the Amended March Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the March Amended Debentures, or, alternatively, accrue the unpaid portion with interest until maturity.

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

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $14.4 million of the face amount into common stock of the Company at $0.24 per share or up to 60.0 million shares on an as converted basis and convert up to an aggregate of $3.2 million of the face amount into common stock of the Company at $0.15 per share or up to 21.0 million shares on an as converted basis. During the year ended December 31, 2009, holders converted $2.9 million of the Amended March Debentures into 13.9 million shares of common stock. There were no debt conversions during the three-month period ended March 31, 2010.

The November 20, 2008 amendment and restatement of the March Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the March Debentures of $4.8 million. The write-off includes unamortized debt discount and deferred financing costs related to the March Debentures of $16.0 million and $1.1 million, respectively, the one-time payment to the holders of the Tranche 2 Amended March Debentures of $0.9 million, offset by the write-off of the fair value of the embedded derivative liability related to the March Debentures of $10.8 million and the restructuring of the accrued registration rights penalties related to the March Debentures of $2.3 million. Upon issuance of the Amended March Debentures, the Company recorded OID of $12.4 million based upon the difference between the aggregate $30.9 million face amount of the Amended March Debentures and the original principal amount of the March Debentures at the amendment date of $18.5 million. The Company determined that the conversion feature of the Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $24.2 million exceeded the $18.5 million original principal amount of the Amended March Debentures by $5.7 million, which was recognized immediately as interest expense. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.8%, risk-free interest rate of 1.0%, expected term of 6.3 years and no dividends.

The July 31, 2009 modification to the Amended March Debentures was also deemed a debt extinguishment and the Company recorded a gain on extinguishment of the Amended March Debentures of $2.2 million. The extinguishment includes the write-off of unamortized debt discount and unamortized original issuance discount related to the Amended March Debentures of $13.2 million and $10.6 million, respectively, offset by the write-off the fair value of the embedded derivative liability related to the Amended March Debentures of $16.4 million. In connection with the modification of the Amended March Debentures, the Company recorded OID of $12.0 million based upon the difference between the aggregate $27.6 million face amount of the modified Amended March Debentures and the principal amount of the Amended March Debentures at the amendment date of $15.6 million. The Company determined that the conversion feature of the modified Amended March Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase (i.e., the obligation of the Company to subsequently amend its Articles of Incorporation to authorize the issuance of additional shares of common stock sufficient to enable the holders of the Amended March Debentures, November Debentures, and July Debentures to convert all of such indebtedness to common stock, as well as to exercise all warrants issued to them in connection with the funding of such debt), was recorded as additional debt discount and an increase to embedded derivative liability. The initial fair value of the embedded derivative of $18.0 million exceeded the $15.6 million principal amount of the modified Amended March Debentures by $2.4 million, which was recognized with the gain on extinguishment. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: weighted average exercise price of $0.22 per share, expected volatility of 152.1%, risk-free interest rate of 2.71%, expected term of 5.6 years and no dividends. The warrants issued with the March Debentures were not changed by the July 31, 2009 modifications.

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

November Debentures: On November 20, 2008, pursuant to the November securities purchase agreement (SPA), the Company completed the private placement of $9.0 million of November Debentures with a maturity value of $14.9 million, and due November 2015. The Company incurred $2.0 million of debt issuance costs in connection with the SPA. The November Debentures are OID securities and do not call for the payment of interest over their term. In connection with their issuance, the Company recorded OID of $5.9 million based upon the difference between the principal amount due at maturity of $14.9 million and the subscription amount of $9.0 million. The Company is required to make quarterly redemption payments beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the November Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the November Debentures, or, alternatively, accrue the unpaid portion until maturity.

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

In July 2009, in conjunction with the issuance of the July Debentures, November Debenture holders were allowed the right, upon an increase in Authorized Shares, to exercise up to the lesser of their November Debenture balance or five times the subscription price of the July Debentures purchased by them, at $0.15 per share and the quarterly redemption payments due July 1, 2009 through April 1, 2012 were deferred until the Maturity date, November 20, 2015. The modification to the November Debentures was deemed a debt extinguishment and the Company recorded a loss on extinguishment of the November Debentures of $1.7 million. The extinguishment includes the write-off of unamortized debt discount and unamortized OID related to the November Debentures of $8.1 million and $5.3 million, respectively, offset by the write-off of the fair value of the embedded derivative liability related to the November Debentures of $7.4 million. In connection with the modification of the November Debentures, the Company recorded OID of $5.9 million based upon the difference between the aggregate $14.9 million face amount of the modified November Debentures and the principal amount of the November Debentures at the amendment date of $9.0 million. The Company determined that the conversion feature of the modified November Debentures was an embedded derivative. Accordingly, the estimated fair value at the amendment date, adjusted for the probability of the Authorized Share Increase, was recorded as additional debt discount of $9.0 million and an increase to embedded derivative liability. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: weighted average exercise price of $0.20 per share, expected volatility of 152.5%, risk-free interest rate of 2.93%, expected term of 6.3 years and no dividends. The warrants issued with the November Debentures were not changed by the July 31, 2009 modifications.

Pursuant to the Senior Lender Intercreditor Agreement, the Amended March Debentures and the November Debentures are subordinate to the Term Loan. Under the security agreements for the Debentures, the Company granted to the Debenture holders a security interest in all assets of the Company. In addition, under the security agreement for the Amended March Debentures, the Company pledged the capital stock of each of its subsidiaries, subordinate to the collateral pledge of such securities to the Senior Lender.

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

Seller Debenture: The $4.0 million Seller Debenture, due May 2011, was issued as partial consideration in the November 2008 GCD acquisition. The Debenture is non-interest bearing so the Company discounted the note at a 19% imputed interest rate resulting in an initial carrying value of $2.5 million. Management determined the 19% rate was applicable based on the interest rate at which the Company obtained other financing at the date of Closing. The Seller Debenture is subject to the terms of the Senior Lender Intercreditor Agreement and the Junior Lender Intercreditor Agreement.

The Seller Debenture is convertible into shares of the Company’s common stock at a conversion rate of $0.24 per share, or 16.7 million shares. The Seller Debenture is convertible at any time at the option of the Seller, but not before the Company’s Authorized Share Increase. The Company determined that the conversion feature of the Seller Debenture was an embedded derivative. The estimated fair value of the embedded derivative as of the issuance date of the Seller Debenture, adjusted for the probability of the timing of the Authorized Share Increase, of $2.0 million was recorded as debt discount and an increase to embedded derivative liability. The Company determined the fair value of the embedded derivative using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.22 per share, expected volatility of 141.6%, risk-free interest rate of 1.0%, expected term of 2.5 years and no dividends.

NOTE 7. Fair Value Measurements.

The Company has adopted a single definition of fair value, a framework for measuring fair value, and expanded disclosures concerning fair value. In this valuation, the exchange price is the price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date and fair value is a market-based measurement and not an entity-specific measurement.

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

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at March 31, 2010 and December 31, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2010
Derivative financial instruments	—	$24.2	—	$24.2
Warrant liability	—	15.9	—	15.9

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Derivative financial instruments	—	$28.2	—	$28.2
Warrant liability	—	18.0	—	18.0

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

There were no assets or liabilities measured at fair value on a non-recurring basis at March 31, 2010.

Intangible assets and goodwill are tested annually, or more frequently, if a change in circumstances or the occurrence of events indicates that potential impairment exists. The Company recorded an impairment charge during the fourth quarter of 2009, as detailed below. Circumstances and events since December 31, 2009 do not indicate a need for impairment testing for the three-month period ending March 31, 2010.

In accordance with the provisions of the Impairment or Disposal of Long-Lived Assets Subsection of the FASB’s Accounting Standards Codification (ASC) Topic 360-10, intangible assets with a carrying amount of $22.4 million were written down to their fair value of $16.5 million, resulting in an impairment charge of $5.9 million, which was included in results of operations for the fourth quarter of 2009.

Pursuant to the provisions of ASC Topic 350, Intangibles – Goodwill and Other, goodwill with a carrying amount of $14.0 million was written down to its fair value of $1.5 million, resulting in an impairment charge of $12.5 million, which was included in results for the fourth quarter of 2009.

See the Intangible Assets and Goodwill note for a discussion of the valuation techniques and a description of the information used to determine fair value in 2009.

NOTE 8. Embedded Derivatives and Warrants.

Embedded Derivatives

Conversion features of the debt are considered embedded derivatives requiring bifurcation from the debt host and are included on the balance sheet as a liability at fair value. The embedded derivative is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

As of March 31, 2010 and December 31, 2009, the fair value of the derivatives embedded in the convertible debt was $24.2 million and $28.2 million, respectively. The assumptions used to value the embedded derivative liability at March 31, 2010 were: weighted average exercise price of $0.20, weighted average life of 3.9 years, volatility 149.3%, and risk free interest rate of 1.9%. At December 31, 2009, the assumptions used were: weighted average exercise price of $0.20, weighted average life of 4.1 years, volatility 155.3%, and risk free interest rate of 2.2%.

Warrants

The Company’s outstanding warrants also meet the definition of a liability based on the fact that the Company does not have enough authorized shares of its common stock to settle these warrants upon exercise. Thus, the warrants are classified as a liability on the balance sheet and recorded at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations.

As of March 31, 2010 and December 31, 2009, the fair value of the warrants was $15.9 million and $18.0 million, respectively. The assumptions used to value the warrant liability at March 31, 2010 were: weighted average exercise price of $0.23, weighted average life of 4.1 years, volatility 148.8%, and risk free interest rate of 2.1%. At December 31, 2009, the assumptions used were: weighted average exercise price of $0.23, weighted average life of 4.4 years, volatility 149.8%, and risk free interest rate of 2.3%.

At both March 31, 2010 and December 31, 2009, the Company had 181.3 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of March 31, 2010:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2010	675	$0.27-$0.35	$0.306
2011	7,846	$0.25-$0.70	0.416
2012	13,000	$0.15-$0.25	0.198
2013	60,452	$0.24	0.240
2014	—	—	—
2015	99,335	$0.15-$0.24	0.209

Total warrants outstanding	181,308		$0.228

All outstanding warrants expire no later than June 30, 2015.

Warrant activity from December 31, 2009 through March 31, 2010 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	181,308	$0.228
Warrants issued	—	—
Exercised	—	—
Forfeited/Cancelled	—	—

Outstanding at March 31, 2010	181,308	$0.228	4.1	$—

There was no warrant activity during the three-month period ended March 31, 2010.

NOTE 9. Share-Based Compensation.

Long-Term Incentive Plans

The Company has adopted various long-term incentive plans. Shares under all plans generally vest 25% upon issuance and 25% on the grant anniversary date until fully vested for service grants. Performance options granted under the plans vest as objectives outlined are achieved. Vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained, that portion of the award is cancelled.

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of March 31, 2010, the Company has authorized up to 65.2 million shares to be issued under these arrangements.

Activity under the stock option plans and board approved stock grants with time based vesting for the three-month period ended March 31, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	23,366	$0.565
Granted	400	0.240
Exercised	—	—
Forfeited/cancelled	(18)	0.590

Outstanding at March 31, 2010	23,748	0.559	6.4	$—

Exercisable at March 31, 2010	20,658	$0.567	6.4	$—

Time based awards generally vest 25% upon issuance and 25% on the successive 3 anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time-based vesting granted during the three-month period ended March 31, 2010 and 2009 was $0.100 and $0.137, respectively. For the three-month period ended March 31, 2010 and 2009, respectively, the Company recognized compensation expense for stock option awards totaling $0.3 million and $0.4 million, respectively. At March 31, 2010, unamortized compensation associated with time-based options totaled $1.0 million with a remaining weighted average amortization period of 1.0 year.

Activity under the stock option plans and board approved stock grants with performance-based vesting for the three-month period ended March 31, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	14,367	$0.488
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at March 31, 2010	14,367	0.488	4.5	$—

Exercisable at March 31, 2010	1,333	$0.571	5.5	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the first three-month period of 2010 or 2009. For the three-month period ended March 31, 2010 and 2009, the Company recognized compensation expense for performance-based stock option awards totaling $0.2 million and $0.4 million, respectively. At March 31, 2010, unamortized compensation associated with performance-based options totaled $4.9 million with a remaining weighted average amortization period of 1.7 years.

The assumptions used to calculate the fair value of stock option grants issued in the three-month period ending March 31, 2010 are as follows:

Three-month period ended March 31, 2010
Expected volatility	148.6%
Weighted-average expected volatility	148.6%
Expected term (in years)	6.1
Weighted-average risk-free interest rate	2.77%
Expected dividends	—

Expected volatility is based on the Company’s trading history over a three-year period. Weighted average volatility uses the volatility on the grant date and the number of options granted throughout the year. The expected term is the time management estimates options will be outstanding. The weighted average risk free interest rate is taken from the US Treasury rate of similar lived instruments on the date of the option grant. The Company does not anticipate issuing dividends for the foreseeable future. A forfeiture rate of 5.0% is currently being used.

There were no options exercised during the three-month period ended March 31, 2010 and 2009. No tax benefit has been recorded related to stock-based compensation expense.

NOTE 10. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. As of March 31, 2010, the Company has authorized 350 million shares of the $.0001 par value common stock.

During 2009, the Company issued approximately 14 million shares of common stock upon the conversion of $2.9 million of outstanding debt.

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

The Company has previously entered into non-employee services agreements and as a contract incentive agreed to issue common stock of 2.3 million and 2.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Under the 2009 and 2008 contract incentive, although earned, shares are not issuable until the Authorized Share Increase expected in 2010. No additional non-employee service agreements requiring share issuance were entered into during the three-month period ended March 31, 2010.

NOTE 11. Income (Loss) per Share.

Basic net income (loss) per share is computed by dividing the net income (loss) applicable to common shareholders by the weighted-average number of shares of common stock outstanding for the period. Diluted net income (loss) per share reflects potential dilution of all applicable common stock equivalents. Such common stock equivalents would include shares issuable pursuant to common stock options and warrants using the treasury stock method and shares issuable pursuant to convertible debt and preferred stock using the if-converted method to the extent such inclusion would be dilutive. Because the Company’s warrants are accounted for as liabilities, the treasury stock method is supplemented by adjusting net income (loss) applicable to common shareholders to an amount that excludes any gains or losses related to the warrants otherwise reflected in net income (loss). Similarly, the if-converted method for convertible securities includes a similar adjustment to net income (loss) applicable to common shareholders. Because the Company has several potentially dilutive securities outstanding, its earnings (loss) per share computations include appropriate consideration of the sequencing of potentially dilutive assumptions.

	Three-month period ended March 31,
	2010	2009
Diluted EPS Computation
Net loss	$(2,047)	$(21,059)

Add back:
Debenture interest expense	—	—
Debt discount and gain on derivatives and warrants	—	—

Total add-backs	—	—

Net loss applicable to common shareholders – diluted	$(2,047)	$(21,059)

Weighted average common shares outstanding – basic	168,233,180	159,304,351

Dilutive effect of common stock equivalents – options	—	—
Dilutive effect of common stock equivalents – warrants	—	—
Dilutive effect of common stock equivalents – convertible debentures	—	—

Total dilutive effect of common stock equivalents	—	—

Weighted average common shares outstanding – diluted	168,233,180	159,304,351

Net loss per share of common stock – diluted	$(0.01)	$(0.13)

The diluted earnings per share calculations include the add-back of interest expense, debt discount, and derivative/warrant gain or (loss).

Potentially dilutive shares, which were excluded from the above calculations in 2010 and 2009, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month period ended March 31,
	2010	2009
Stock options	38,114,949	63,635,787
Warrants	181,308,076	167,764,295
Convertible debentures	289,806,961	195,269,005

	509,229,986	426,669,087

NOTE 12. Commitments and Contingencies.

Operating Leases: The Company has entered into or assumed certain non-cancelable operating lease agreements related to office and warehouse space and equipment. Total rent expense under operating leases, net of sublease income, was $0.2 million and $0.3 million for the three-month period ended March 31, 2010 and 2009, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 9 months of 2010	$894
2011	1,038
2012	507
2013	179
Thereafter	—

Total	$2,618

Other Commitments: As of March 31, 2010, $1.4 million of the Company’s accounts payable were over one year past due.

As part of the Vendor Payment Plan initiated by the Company in July 2009, certain vendors agreed to extend the due dates of trade payables or otherwise defer collection action until additional working capital was raised. As of March 31, 2010, approximately $0.1 million of those payables remained unpaid.

During the period ended March 31, 2010, in connection with the Separation and Transition Services Agreement between the Company and the former Chief Financial Officer, with an effective date of February 15, 2010, the Company has committed to issue a warrant to purchase 5.0 million shares of the Company’s common stock at $0.24 per share. Under the Separation and Transition Services Agreement, the Company is prohibited from issuing the warrant until receiving the consent of the Subordinated Debenture holders or after all Subordinated Debentures have been satisfied by conversion to common stock or full payment has been made. Because the Company cannot determine if, and when, consent of the Subordinated Debenture holders will be obtained or the Subordinated Debenture balances will be satisfied, uncertainty exists concerning the warrant issuance date and term. As a result, no value has been assigned to this transaction in the financial statements.

Legal Matters: In February 2009, after numerous attempts to collect accounts receivable of $10.2 million (including the $4.5 million deferred revenue component of the billings) from a unit of BT Group plc (aka British Telecommunications plc), the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer denied the claim and filed a counter claim seeking return of funds paid under the contract. The Company established an allowance for the entire balance as of December 31, 2008. In February 2010, the Company received $3.7 million in full settlement of the dispute. These proceeds were immediately used to pay down the Company’s Term Loan with its Senior Lender. As the accounts had been fully reserved in 2008, the $3.7 million was restored to net accounts receivable as of December 31, 2009 and was recorded as a credit to bad debt expense.

The Company is also involved in various legal actions arising in the ordinary course of business. In Management’s opinion, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

NOTE 13. Related Parties.

Certain of the Company’s significant shareholders, directors and executive officers perform financing and other services for the Company or otherwise participated in financing transactions.

Aequitas Capital Management, Inc., together with its affiliates Aequitas Catalyst Fund, LLC, Aequitas Hybrid Fund, LLC, Aequitas Commercial Finance, LLC, and Evolute Consolidated Holdings, formerly known as Resolute Solutions Corporation, (collectively, Aequitas), owned 13.4 million shares or approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of March 31, 2010. At March 31, 2010, the Company was indebted to Aequitas for debentures issued for a subscription amount of $5.7 million which at maturity have a face amount of $9.8 million. The Company also owed Aequitas $0.03 million of accounts payable at March 31, 2010. Recent transactions with Aequitas are discussed in detail below.

During the three months ended March 31, 2010, Aequitas was issued additional July Debentures with a face amount of $0.7 million as a result of the Company not making scheduled interest and OID payments on the July Debentures and Aequitas’ funding of the cash subscription amount for such additional July Debentures. Also during the three months end March 31, 2010, in connection with all advisory services provided, the Company incurred Aequitas fees of $0.03 million and made cash payments of $0.01 million.

During the three months ended March 31, 2009, in connection with all advisory services provided, the Company incurred Aequitas fees of $0.03 million and made cash payments of $0.02 million.

In 2009, the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas was entitled to a Collateral Agent Fee of $0.3 million with $0.1 million paid at July 31, 2009, $0.1 million payable on October 31, 2009 and $0.1 million payable on January 31, 2010. As of March 31, 2010, $0.2 million of the Collateral Agent Fee remains unpaid. The Company also incurred $0.05 million to Aequitas for expenses incurred in connection with the July Securities Purchase Agreement.

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

Also during 2009, the Company issued a VPP Debenture to Aequitas, as part of the July Securities Purchase Agreement, with a cash subscription amount of $0.2 million in exchange for an equal amount of trade accounts payable owed to Aequitas. The VPP Debenture includes an OID factor of .65 and is convertible to 1.2 million shares of common stock and Aequitas received warrants to purchase 0.5 million shares of the Company’s common stock. The terms of the VPP Debenture include quarterly OID payments beginning October 1, 2009, with the balance due November 30, 2011. The Company did not make the OID payments due October 1, 2009 and January 1, 2010, as it was not permitted at that time under the provisions of the Senior Lender intercreditor agreement.

Additionally, during 2009, Aequitas was issued July Debentures with a cash subscription amount of $0.1 million in exchange for $0.1 million of trade accounts payable. The July Debenture includes an OID factor of .75, is convertible into 1.2 million shares of common stock and received warrants to purchase 0.3 million shares of the Company’s common stock.

A significant shareholder of the Company owned approximately 13% of the Company’s outstanding common stock and held warrants to purchase 5.3 million shares of the Company’s common stock as of March 31, 2010. At March 31, 2010, the Company was indebted to this shareholder for debentures issued for a subscription amount of $1.6 million which at maturity have a face amount of $2.7 million.

During the three months ended March 31, 2010, the same significant shareholder was issued additional July Debentures with a face amount of $0.1 million as a result of the Company not making scheduled interest and OID payments on the July Debentures.

NOTE 14. Business Concentration.

During the three-month period ended March 31, 2010, a major customer represented $3.4 million (23%) of total revenues, while a different major customer represented $2.0 million (13%) of total revenues for the three-month period ended March 31, 2009.

At March 31, 2010, two major customers each represented $1.1 million (21%) of net accounts receivable. At December 31, 2009, one of those same major customers represented $1.1 million (11%), while another major customer represented $3.7 million (38%) of net accounts receivable.

NOTE 15. Geographic and Other Information.

Revenues generated outside the United States during the three-month period ended March 31, 2010 and 2009, totaled $0.3 million and $0.2 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union, Canada, and Central America. As of March 31, 2010 and December 31, 2009, the Company’s international identifiable assets outside the United States totaled $0.2 million and $0.4 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

The Company’s Management team views the operations of 20/20, Magenta, CentrePath, GCG, CGSI, and GCD operation as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s products and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these product offerings.

NOTE 16. Subsequent Events.

On April 30, 2010, a previously announced asset purchase agreement expired. On December 31, 2009, the Company entered into an asset purchase agreement for the assignment of certain off network circuit contracts (the “APA”) with Global Telecom & Technology Americas, Inc. (the “Buyer”), which was subsequently amended to call for an initial closing date to occur no later than April 30, 2010. The conditions precedent to the initial closing of the APA, which included certain customer, supplier and lender consents, along with regulatory approvals, were not met and the APA has therefore lapsed. The Company plans to continue to operate the assets that were subject to the APA on a going forward basis in the ordinary course of business.

On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business and based in Phoenix, Arizona (“Pivotal”), closed on its purchase of all rights and obligations of the senior lender (ACF CGS, L.L.C. as agent for itself and any other named lenders) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended between ACF CGS, L.L.C. on the one hand and the Company and all of its active 100% owned subsidiaries on the other hand. As of the date of the closing, the indebtedness under the Loan Agreement totaled $5.3 million. As part of the Loan Agreement assignment, Pivotal, ACF CGS, L.L.C. and the Company and its subsidiaries entered into a Resignation, Appointment and Amendment Agreement whereby Pivotal was substituted as the “Agent” and sole lender under the Loan Agreement with no changes in terms and conditions. The Company agreed to reimburse Pivotal for its third party expenses incurred in connection with the transactions leading to the assignment of the loan from ACF CGS, L.L.C. Pivotal has been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. The Company will be working toward refinancing objectives to address the working capital deficiency and upcoming maturity date of the Term Loan, due in November 2010. There can be no assurances that the Company will be successful in these initiatives. The company is currently in default and is in breach of certain covenants of the Term Loan, as it had been with the previous Lender.

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

Business Overview

CGSI integrates the assets of its subsidiary companies to create a suite of capabilities which management believes has never before been available from a single source telecom information and logistics provider. These capabilities include:

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

The successful execution of this strategy provides customers a suite of solutions that individually or collectively will help them address the challenges they face in managing the complex market for global networks. Significant customer contracts in both lines of business in 2010 demonstrate the acceptance by the market of the Company’s telecom information and logistics model.

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

Automated quotation management software (an annual software license) enables customers to use Global Capacity’s CLM system to match customer demand against a global catalog of telecom supply and pricing data to generate an accurate, tariff-based quote for the selected services and locations. This automated process replaces the largely manual process most companies continue to rely on and dramatically reduces the amount of time it takes to generate an accurate quote, while increasing the accuracy of the quote. This serves as a baseline for the customer to obtain a competitive market price, which CLM supports through workflow management functionality. This results in a competitive sales advantage for our customers, while also reducing their operating costs.

Customized access network pricing software (an annual software license) uses the CLM automated quotation management system as a baseline capability, but customizes the system to include customer specific information such as customer points of presence, negotiated / contracted rates, interconnect points, and business rules. This customization enables the customer to quickly and accurately generate an automated price, using the customer’s contracts, infrastructure, and business rules, dramatically improving the speed and responsiveness to customer pricing requests. This capability reduces the cost of generating a customer price quote, automating the generation of customized pricing at a fraction of the cost of generating the same price manually.

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

“One Marketplace,” the Company’s physical network trading platform, aggregates network capacity from multiple suppliers at strategically deployed pooling points, using Global Capacity switching equipment to efficiently deploy capacity against market demand. “One Marketplace” reduces network costs for clients, while delivering gross margin more similar to facilities-based providers than to resellers. The Company is continuously expanding “One Marketplace” by installing additional aggregation points, and creating interconnections with suppliers (national, regional, and local) to expand the reach and increase the capacity of the platform. Increased client demand, as evidenced by its 160% growth experienced during 2009, enables continued profitable expansion of the platform.

Global Capacity’s Network Novation practice offers outsourced access network operations, including pricing, procurement, provisioning and network management. These solutions deliver lower access network costs by aggregating customer demand, while also reducing client SG&A associated with managing access network operations solutions. Global Capacity’s Network Novation practice has developed proven processes to seamlessly assume the management of existing network contracts, freeing the client to focus on their core business, while reducing the overall cost of their access network.

Off-net extension services enable Global Capacity to identify, price, procure, provision and support competitive off-net access services for large clients, providing access to a broad universe of providers with transparency and efficiency. Using the Company’s pricing systems, we generate an automated, accurate price quote. We then manage that quote from initial pricing through ordering, procurement, provisioning, test and turn up, and operations hand-off, utilizing the Company’s proprietary Circuit Lifecycle Manager (CLM) system. Networks are then monitored and managed by our 7X24 Network Operations Center (NOC). By leveraging automated systems across the entire telecom supply chain, the Company is able to accelerate the delivery of an optimal network

Significant progress in gaining customer acceptance of our offerings during 2010 underlies Management’s belief that our technology, systems, and logistics capabilities make the Company’s business offerings more efficient, faster, and less expensive for systems integrators, telecommunications companies, and enterprise customers to manage the telecom supply chain for their complex global networks. By purchasing our solutions to create market-pricing transparency and improve the efficiency of the entire telecom supply chain, our customers are able to improve the responsiveness of sales, reduce operating expense, improve margins, and deliver better service.

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

Financial Performance

The Company reported operating losses of $2.6 million and $3.7 million for the three-month period ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the Company’s current liabilities exceeded its current assets by $31.6 million. Included in the current liabilities is $17.1 million of current maturities of long-term debt, net of $27.6 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $20.6 million associated with OID and imputed interest. Excluding these discounts, the working capital deficiency is $79.8 million. Cash on hand at March 31, 2010 was $1.7 million (not including $0.4 million restricted for outstanding letters of credit). Cash provided (used) in operating activities was $2.4 million and $(1.8) million for the three-month period ended March 31, 2010 and 2009, respectively. The Company’s net working capital deficiency, accumulated deficit and recurring operating losses raise substantial doubt about its ability to continue as a going concern.

Expenses are being managed closely and lower-cost outsource opportunities are given case-by-case consideration. On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of Companies, successfully closed on its purchase of rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. See the Subsequent Events footnote for additional details on this transaction. The Company continues to pursue additional capital as necessary to meet certain future capital and liquidity requirements of the business.

Critical Accounting Policies and Estimates

There has been no change to our critical accounting policies and estimates contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 31, 2009.

Results for the three-month period ended March 31, 2010 compared to 2009

Operations

Total revenues for the three-month period ended March 31, 2010 were $14.7 million compared to $16.2 million for the same period in 2009, representing a 9.3% decrease. This decrease is primarily due to disconnects from two major customers resulting from a shift in circuitry strategy.

Revenues generated from Optimization Solutions totaled $2.6 million for the three-month period ended March 31, 2010 compared to $2.9 million for the same period in 2009, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $12.1 million for the three-month period ended March 31, 2010 compared to $13.3 million for the same period in 2009, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 25% for the three-month period ended March 31, 2010 compared to 24% for the same period in 2009. This increase was driven primarily by a higher margin revenue mix within Optimization Solutions. Optimization Solutions’ gross margin totaled $1.5 million or 58% of Optimization Solutions’ revenue for the three-month period ended March 31, 2010 as compared to $(0.3) million or (10%) for the same period in 2009. Connectivity Solutions’ margin totaled $2.2 million or 18% of Connectivity Solutions’ revenue for the three-month period ended March 31, 2010 as compared to $4.2 million or 32% for the same period in 2009.

Operating expenses for the three-month period ended March 31, 2010 and 2009 consist of the following:

	Three-month period ended March 31,
	2010	2009
Compensation	$2,935	$3,593
Professional services	1,639	1,739
Depreciation and amortization	685	1,138
Other operating expenses	1,076	1,191

Total operating expenses	$6,335	$7,661

Compensation expense decreased $0.7 million for the three-month period ended March 31, 2010 as compared to 2009. Included in compensation expense for 2010 are non-cash charges of $0.5 million related to the accounting treatment of certain stock option grants as compared to $0.8 million for the same period in 2009. The period over period decrease in cash-based compensation is related to reduced headcount.

Professional services decreased $0.1 million for the three-month period ended March 31, 2010 as compared to the three-month period ended March 31, 2009, due to fewer advisory expenses.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the developed technology and customer relationships intangible assets acquired through acquisitions. Depreciation and amortization decreased by $0.5 million for the three-month period ended March 31, 2010 as compared to March 31, 2009. This decrease was due primarily to the $5.9 million impairment of certain intangible assets during the fourth quarter of 2009.

Other operating expenses decreased $0.1 million for the three-month period ended March 31, 2010 as compared to the same period for 2009. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended March 31, 2010, reflect interest expense of $5.4 million, an increase of $2.3 million from the three-month period ended March 31, 2009. Interest expense for the three-month period ended March 31, 2010 and 2009 includes $4.1 million and $2.4 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt, paid-in-kind interest, and OID interest.

Results for the three-month period ended March 31, 2010 reflect a gain on warrants and derivatives of $6.1 million compared to a loss of $14.0 million for the comparable period in 2009. The current year’s gain was driven primarily by the change in the period end price of the Company’s stock. The 2009 loss on warrants and derivatives included the effects of a $0.05 increase in the per share closing price of the Company’s stock during the three-month period and a modest amount of cashless exercises. The warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Liquidity and Capital Resources

Cash provided by operating activities for the three-month period ended March 31, 2010 was $2.4 million. The primary variance between the loss of $2.0 million and net cash provided by operating activities for the three-month period ended March 31, 2010 was due to non-cash charges from amortization and depreciation of $0.7 million, amortization of debt discount, interest paid-in-kind, and OID of $4.1 million, stock-based compensation of $0.5 million, amortization of deferred financing costs of $0.5 million, and a credit due to the change in fair value of embedded derivatives and warrants of $6.1 million. There was a reduction in accounts receivable of $4.5 million, mainly due to the collection of the BT settlement proceeds during the quarter.

Cash used in operating activities in the amount of $1.8 million for the three-month period ended March 31, 2009 was due to a loss of $21.1 million. The variance between the loss and net cash used in operating activities during the three-month period ended March 31, 2009 was primarily due to the non-cash charges of $0.8 million for stock-based compensation, $1.1 million of depreciation and amortization, a $0.2 million non-cash extinguishment of debt, $14.0 million from the change in fair value of embedded derivatives and warrants, and $2.8 million of amortization of debt discounts, interest paid-in-kind, and OID.

The cash used in investing activities during the three-month period ended March 31, 2010 and 2009 was $0.01 million and $0.1 million, respectively. Our capital expenditures in both 2010 and 2009 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash used by financing activities during the three-month period ended March 31, 2010 and 2009 was $4.1 million and $0.01 million, respectively. During the three-month period ended March 31, 2010 there was a $4.0 million repayment of debt to the Senior Lender.

If our revenues do not materialize as anticipated or our lenders or vendors do not maintain their forbearance, we may be forced to raise additional capital through issuance of new equity or increasing our debt load, or a combination of both. Management is actively pursuing sources of capital to refund the Term Loan and provide working capital. The Company’s net working capital deficiency, accumulated deficit, recurring operating losses and debt covenant defaults raise substantial doubt about its ability to continue as a going concern. There can be no assurance that the Company will be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

        The Company must comply with various financial and non-financial covenants in connection with the term loan in the original principal amount of $8.5 million (the Term Loan) and the March Debentures, November Debentures, and July Debentures (the Debentures). See the Debt note to the Company’s condensed consolidated financial statements for additional information. The financial covenants require a minimum cash balance and to achieve minimum monthly recurring circuit revenue and margin. Beginning in the first quarter of 2009, the Company was subject to covenants related to EBITDA pursuant to the Term Loan. Among other things, the non-financial covenants include restrictions on additional indebtedness, acquisitions, and capital expenditures except as permitted under the agreements. At March 31, 2010, the Company was not in compliance with the minimum financial covenants. A failure to comply with one or more of the covenants could impact the Company’s operating flexibility, impair strategic undertakings, and accelerate the repayment of debt. A forbearance agreement with the Senior Lender expired on April 12, 2010. In a letter dated March 25, 2010, the Lender requested payment of default interest starting as of February 22, 2010 and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender had been reiterating its desire that the Term Loan be paid in full at the earliest date possible. The Company had been pursuing alternative sources of financing during this period.

On May 3, 2010 Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business and based in Phoenix, Arizona (“Pivotal”), successfully closed on its purchase of all the rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in the terms and conditions. Pivotal has been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. The Company is currently in default and is in breach of certain covenants of the Term Loan, as it had been with the previous Lender. See the Subsequent Events note for details of this transaction. The Company will be working toward refinancing objectives to address the working capital deficiency and upcoming maturity date of the Term Loan, due in November 2010. There can be no assurances that the Company will be successful in such efforts.

Due to the dynamic nature of the industry and unforeseen circumstances, if the Company were unable to fully fund cash requirements through operations and current cash on hand, the Company would need to obtain additional financing through a combination of equity and debt financings and/or renegotiation of terms on the existing debt. If any such activities become necessary, there can be no assurance that the Company would be successful in completing any of these activities on terms that would be favorable to the Company, if at all.

The Company’s cost structure is somewhat variable and provides the Company’s management an ability to manage costs as appropriate. Management regularly monitors the cash flow and liquidity requirements of the business. Based on the Company’s cash and cash equivalents, and analysis of the anticipated working capital requirements, management continues to finance the working capital requirements of the business through vendor payment programs and pursuit of additional financing. The Company’s current planned cash requirements for 2010 are based upon certain assumptions, including its ability to manage expenses and the growth of revenues from service arrangements. In connection with the activities associated with the services, the Company expects to incur expenses, including employee compensation and consulting fees, professional fees, sales and marketing, insurance and interest expense. Should the expected cash flows not be available, management believes it would have the ability to revise its operating plan and make continued reductions in expenses.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of March 31, 2010 or 2009.

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

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through March 31, 2010, we have incurred cumulative losses of $158.3 million compared to a cumulative loss of $156.3 million through December 31, 2009. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services. These development and marketing expenses often must be incurred well in advance of the recognition of revenue. There is no certainty that these expenditures will result in increased revenues. Incurring additional expenses while failing to increase revenues could have a material adverse effect on our financial condition.

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

We have incurred substantial debt in developing the business and in acquiring our subsidiaries. There can be no assurances that the Company will be able to refinance or extend any existing debt. At December 31, 2007, we had incurred substantial debt with our primary secured lender and with the providers of subordinated secured debt and short-term bridge debt. All of such debt was refinanced in March 2008 with a portion of the proceeds of $19 million of five-year senior secured convertible notes (the Convertible Notes). In November 2008, as part of the financing for the GCD acquisition, the Company entered into agreements that modified the Convertible Notes and created an additional $16.8 million of debt. In the third quarter of 2009, we issued additional convertible debentures in connection with raising $5.6 million for working capital purposes. See the Notes to Consolidated Financial Statements. There is a risk that the Company will be unable to meet all of the covenants contained in the loan documents, including the meeting of EBITDA covenants on the term loan, repayment and interest obligations, the obligation to timely increase the Company’s authorized common stock, and to file its required Exchange Act filings on a current, ongoing basis. There is also a risk that at maturity we will lack the funds to repay the obligations. Certain debentures are convertible into common stock at prices ranging from $0.15 to $0.24 per share, with full ratchet anti-dilution protection. In addition, most of the debentures were issued together with warrants, some of which are exercisable at $0.24 per share and others at $0.15 per share. These debentures and warrants have full-ratchet anti-dilution rights and contain cross default language as it relates to our default under our other indebtedness. Our Senior Secured Lender has, as of December 31, 2009, entered into a forbearance agreement based upon certain covenant violations and has further blocked (pursuant to intercreditor agreements with our underlying subordinated debt lenders) certain payments required with respect to our convertible debentures issued in July and August of 2009. In the event we are unable to resolve the covenant violations with respect to the Senior Debt as it relates to payment of the subordinated debt, there is a risk that such indebtedness can be accelerated. Conversion of the debentures and exercise of the warrants could be substantially dilutive to existing shareholders. The forbearance agreement with our Senior Secured Lender has lapsed as of the date of the filing of this Form 10-Q.

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

Our success is highly dependent on us taking principal positions in telecommunication circuit contracts, especially with “novations.” The significant revenue growth in our business plan is predicated on our ability to successfully take principal positions in large telecommunication circuit contracts. A novation is the assumption of existing circuits from a client and managing this position over time to an improved cost basis with the same or better quality of services. Since these contracts tend to have a high dollar value, any delay in securing them or in improving the cost structure post-closing will have a significant impact on our current year’s revenue and cash from operations. Customers and suppliers alike will demand credit worthiness as well. We have many such opportunities in our sales pipeline and the market appears ready to accept our innovative approach to outsourcing of these functions. In the event we do experience a delay or are ultimately unsuccessful in closing these orders, we may be forced to raise additional capital through issuance of new equity or increased debt load, or a combination of both to fund our current operations. However, there can be no assurance we will be able to raise additional capital or issue additional indebtedness, or if we do so that it will not be dilutive of existing investors. There is a risk that prospective customers may delay or not issue orders until our balance sheet is stronger and that potential suppliers of bandwidth may cut back supply of bandwidth absent cash or cash collateral. There is also a risk that current customers may reduce their ongoing use of our services due to credit concerns with the Company.

If we fail to meet all applicable continued listing requirements of the Over the Counter Bulletin Board Market (OTCBB), we may be delisted. According to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Quarterly Report on Form 10-Q or Annual Report on Form 10-K) by the due date of such report three times during any 24-month period may be delisted from the OTCBB. Such removed issuer would not be eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of delisting. As we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2008, our common stock was delisted from trading on the OTCBB. We were also late in filing our Form 10-Q for the period ended March 31, 2009. We were able to have the trading of our common stock reinstated on the OTCBB following the bringing current of our filings for such period. However, if we are late in filing a periodic report within the timelines mentioned above, we will not be permitted to re-list our stock for trading for a period of one year from when such reports are brought forward. In the event our common stock is traded on the Pink Sheets, the market for our common stock will be adversely affected and our liquidity and business operations may be adversely impacted.

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

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the Company’s first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

In February 2009, after numerous attempts to collect accounts receivable of $10.2 million (including the $4.5 million deferred revenue component of the billings) from a unit of BT Group plc (aka British Telecommunications plc), the Company filed suit in a foreign court. The Company had exhausted all efforts to cause mediation or other forms of compromise and was left with such collection action as its last resort. The customer denied the claim and filed a counter claim seeking return of funds paid under the contract. The Company established an allowance for the entire balance as of December 31, 2008. In February 2010, the Company received $3.7 million in full settlement of the dispute. These proceeds were immediately used to pay down the Company’s Term Loan with its Senior Lender. As the accounts had been fully reserved in 2008, the $3.7 million was restored to net accounts receivable as of December 31, 2009 and was recorded as a credit to bad debt expense.

Additionally, from time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

ITEM 1A.	RISK FACTORS.

For information about risk factors affecting future performance, see the Risk Factors section in Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As a result of the Company being in default on certain reporting and administrative covenants related to the Senior Debt, all long-term debts are presented as current obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits filed as a part of this quarterly report on Form 10-Q are listed in the Index to Exhibits located on page 40 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

By:	/s/ Patrick C. Shutt
Patrick C. Shutt, Chief Executive Officer

/s/ George A. King
George A. King, Interim Chief Financial Officer

Dated: May 12, 2010

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