Form 10-Q
period 2010-06-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2010-08-10
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission File Number 0-30831

CAPITAL GROWTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0953505
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 S. Wacker Drive Suite 1650, Chicago, IL 60606

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

As of June 30, 2010, the issuer had outstanding 168,233,180 shares of its $0.0001 par value common stock.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of June 30, 2010 [Unaudited] and December 31, 2009	2

	Condensed Consolidated Statements of Operations for the three and six-month periods ended June 30, 2010 and 2009 [Unaudited]	3

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from January 1, 2010 to June 30, 2010 and January 1, 2009 to December 31, 2009 [Unaudited]	4

	Condensed Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2010 and 2009 [Unaudited]	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk (Not Applicable)	32

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 1A.	Risk Factors	34

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	(Removed and Reserved)	38

Item 5.	Other Information	38

Item 6.	Exhibits	38

SIGNATURES AND CERTIFICATIONS		39

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,706	$3,377
Accounts receivable, net	4,415	9,739
Prepaid expenses and other current assets	800	907

Total Current Assets	6,921	14,023
Property and equipment, net	872	980
Intangible assets, net	15,284	16,462
Goodwill	1,480	1,480
Other assets	931	1,434

TOTAL ASSETS	$25,488	$34,379

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Current maturities of long-term debt	$21,010	$16,107
Accounts payable	16,490	13,119
Accrued expenses	4,787	5,839
Deferred revenue	3,615	4,095

Total Current Liabilities	45,902	39,160
Liabilities for warrants to purchase common stock	10,675	17,960
Embedded derivatives of convertible debt instruments	15,381	28,214
Deferred income taxes	49	40
Deferred revenue, Long-term portion	11	13

Total Liabilities	72,018	85,387

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of June 30, 2010 and December 31, 2009
Common stock, $.0001 par value; 350,000,000 authorized, 168,233,180 issued and outstanding at June 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	106,037	105,290
Accumulated deficit	(152,514)	(156,260)
Accumulated other comprehensive income (loss)	(70)	(55)

Total Shareholders’ Equity (Deficit)	(46,530)	(51,008)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$25,488	$34,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2010	2009	2010	2009
REVENUES	$13,874	$15,879	$28,550	$32,121
COST OF REVENUES	10,536	12,566	21,517	24,887

GROSS MARGIN	3,338	3,313	7,033	7,234

OPERATING EXPENSES
Compensation	2,408	3,119	5,343	6,712
Travel and entertainment	376	355	693	675
Occupancy	482	420	830	817
Professional services	1,593	1,604	3,232	3,343
Insurance	68	49	141	161
Depreciation and amortization	679	1,138	1,364	2,276
Bad debt expense	207	188	336	277
Other operating expenses	168	172	377	445

TOTAL OPERATING EXPENSES	5,981	7,045	12,316	14,706

OPERATING LOSS	(2,643)	(3,732)	(5,283)	(7,472)
Interest expense	(5,581)	(3,057)	(11,010)	(6,189)
Registration rights and failure to file penalties	—	(1,395)	—	(1,395)
Gain (loss) on warrants and derivatives	14,056	(5,816)	20,117	(19,827)
Loss on extinguishment of debt and conversion of debt to stock	—	(186)	—	(362)
Income tax expense	(40)	—	(78)	—

NET INCOME (LOSS)	$5,792	$(14,186)	$3,746	$(35,245)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC

Net income (loss) per share of common stock – basic	$0.03	$(0.09)	$0.02	$(0.22)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED

Net income (loss) per share of common stock – diluted	$0.03	$(0.09)	$0.02	$(0.22)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC AND DILUTED	168,233,180	163,557,831	168,233,180	161,442,841

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	13,952,162	1	1,981	—	—	1,982
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	(62)	(62)
Net loss for 2009	—	—	—	(52,834)	—	(52,834)

Balance, December 31, 2009	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)

Balance, January 1, 2010	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)
Stock-based compensation expense	—	—	747	—	—	747
Foreign currency translation adjustment	—	—	—	—	(15)	(15)
Net income for the six-month period ended June 30, 2010	—	—	—	3,746	—	3,746

Balance, June 30, 2010	168,233,180	$17	$106,037	$(152,514)	$(70)	$(46,530)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Six-months periods ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	$3,878	$(3,083)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	(90)	(164)

NET CASH (USED IN) INVESTING ACTIVITIES	(90)	(164)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(4,455)	(23)
Payment of financing costs	(989)	—

NET CASH (USED IN) FINANCING ACTIVITIES	(5,444)	(23)

Effect of exchange rate on cash and equivalents	(15)	(50)

Decrease in cash and cash equivalents	(1,671)	(3,320)
Cash and cash equivalents – beginning of period	3,377	4,598

Cash and cash equivalents – end of period	$1,706	$1,278

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,485	$710
Cash paid for income taxes	100	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	—	2,234
Issuance of July debentures to satisfy debt obligations	1,802	—
Registration rights and failure to file penalties	—	1,395

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements

June 30, 2010 (Unaudited)

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

Basis of Presentation

The Company’s unaudited consolidated financial statements as of and for the three and six months ended June 30, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Refer to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.

The Company’s condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries: 20/20 Technologies, Inc. (20/20), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, Centre Path, Inc. (Centre Path), Global Capacity Group, Inc. (GCG), Global Capacity Direct, LLC (GCD) and Global Capacity Holdco, LLC. Except where necessary to distinguish the entities, together they are referred to as the “Company.” Global Capacity Holdco, LLC was organized for the sole purpose of holding the FCC 214 licenses previously held by GCG and GCD.

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Bankruptcy Filing and Going Concern

The accompanying condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $39.0 million. Included in the current liabilities is $21.0 million of current maturities of long-term debt, net of $25.4 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $19.0 million associated with OID and imputed interest. Cash on hand at June 30, 2010 was $1.7 million (not including $0.2 million restricted for outstanding letters of credit).

On July 23, 2010, the Company and its United States (“U.S.”) subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly-administered under Case No.10-12302 .The Debtors will continue to operate their business as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s subsidiary in the United Kingdom was not included in the filing and will continue their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. See Note 16, Subsequent Events.

The Company remains in possession of its assets and properties, and continues to operate its businesses. The Company has obtained and the Bankruptcy Court has approved debtor-in possession financing which will provide up to $10.25 million, of which $9.25 million was funded on August 2, 2010. The proceeds of the DIP Financing were used to pay-off the pre-petition senior secured indebtedness of Pivotal Global Capacity, LLC (the “Senior Lender”), pay critical vendors and utility deposits, assist in the restructuring and prevent an immediate shutdown of the Company’s operations.

The financing will enable the Company to continue to operate its businesses in the ordinary course pending a proposed reorganization of the Company’s businesses. However, there can be no assurance that the Company will be successful in gaining approval of its plan for reorganization.

The Plan Support and Restructuring Agreement provides for among other things the right of the Junior Debenture Holders to credit bid for the purchase of the Debtors’ assets all or some of the liens and pre-petition amounts due under the Debentures including accrued OID and Tranche B amounts under the DIP Facility plus accrued interest.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

On August 2, 2010, $9.3 million was advanced to the Company by the Lenders under the terms of the DIP Financing. In addition to paying critical vendors and utility deposits, the funds were used on August 3, 2010 to pay $5.2 million to the Senior Lender (Pivotal Global Capacity, LLC or “Pivotal”) which represents payment in full of the outstanding Senior Secured Loan. Pivotal closed, on May 3, 2010, on its purchase of all the rights and obligations of the previous Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. Pivotal was assigned the same rights and obligations of the previous holder and stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C.

The Company is currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going- concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP Financing Agreement described in Note 16, Subsequent Events ; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify its complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet its future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going-concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities.

Reorganization

Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2010. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The Company adopted ASC 852 effective on July 23, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. The Company provides an allowance for potentially uncollectible accounts receivable based upon prior experience and management’s assessment of the collectability of existing specific accounts. The total reserve for uncollectible accounts was $0.6 million and $1.0 million as of June 30, 2010 and December 31, 2009, respectively. The Company’s policy is to write-off accounts receivable balances once management has deemed them to be uncollectible.

Fair Value Measurements

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at June 30, 2010 and December 31, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2010
Derivative financial instruments	—	$15.4	—	$15.4
Warrant liability	—	10.7	—	10.7

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009

Derivative financial instruments	—	$28.2	—	$28.2
Warrant liability	—	18.0	—	18.0

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

There were no assets or liabilities measured at fair value on a non-recurring basis at June 30, 2010.

Intangible assets and goodwill are tested annually, or more frequently, if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of the Company continuing to incur operating losses and the contemplation of filing for Chapter 11 bankruptcy which subsequently occurred in July 2010, the Company evaluated its goodwill and other long-lived assets for impairment as of June 30, 2010. Based on the results of the impairment testing, no impairment was recorded on the Company’s goodwill and other long-lived assets as of June 30, 2010. The Company recorded an impairment charge during the fourth quarter of 2009, as detailed below.

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

Pursuant to the provisions of ASC Topic 350, Intangibles – Goodwill and Other , goodwill with a carrying amount of $14.0 million was written down to its fair value of $1.5 million, resulting in an impairment charge of $12.5 million, which was included in results for the fourth quarter of 2009.

See the Intangible Assets and Goodwill note for a discussion of the valuation techniques and a description of the information used to determine fair value in 2009.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2010	2009	2010	2009
Net income (loss), as reported	$5,792	$(14,186)	$3,746	$(35,245)
Foreign currency translation adjustment	(6)	(75)	(15)	(50)

Comprehensive income (loss)	$5,786	$(14,261)	$3,731	$(35,295)

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

In January 2010, the FASB issued ASU No. 2010-6, Improving Disclosures About Fair Value Measurements , which provides amendments to ASC 820 Fair Value Measurements and Disclosures , including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company adopted the standard for Levels 1 and 2 on January 1, 2010, and does not expect the adoption of the standard for Level 3, on January 1, 2011, to have a material impact on its consolidated financial statements.

The FASB updated ASC Topic 810, Consolidations , and ASC Topic 860, Transfers and Servicing , which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company adopted the provisions of these staff positions effective January 1, 2010.

The adoption of the pronouncements above did not have a material effect on the Company’s financial position or results of operations.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

In April 2010, the FASB issued ASU 2010-13, Topic 718, Compensation—Stock Compensation, which addressed the classification of an employee share-based payment award with an exercise price denominated in the currency of a market in which the underlying equity security trades. ASU 2010-13 specifies that a share-based payment awarded that contains a condition that is not a market, performance, or service condition is required to be classified as a liability unless it otherwise qualifies as equity. The amendment is effective for fiscal years, and interim periods beginning on or after December 15, 2010. The Company is currently evaluating the impact of the adoption of this ASU on its consolidated results of operations of financial condition. The Company will implement the standard effective January 1, 2011.

NOTE 3. Property and Equipment.

Property and equipment consists of the following:

	June 30, 2010	December 31, 2009
Furniture and fixtures	$343	$343
Computer equipment	998	972
Leasehold improvements	823	813
Machinery and equipment	1,671	1,630

	3,835	3,758
Accumulated depreciation	(2,963)	(2,778)

Net property and equipment	$872	$980

Depreciation of property and equipment was $ 0.1 million and $0.2 million for the three-months ended June 30, 2010 and June 30, 2009, and $0.2 million and $0.4 million for the six-month periods ended June 30, 2010 and June 30, 2009, respectively.

NOTE 4. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and amortization for the periods ending June 30, 2010 and December 31, 2009 for each major intangible asset class are as follows:

		June 30, 2010
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$8,546	$(4,101)	$4,445
Customer base	15	14,256	(3,417)	10,839

Total	13.4 weighted average years	$22,802	(7,518)	$15,284

		December 31, 2009
	Amortization Period in Years	Gross Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value
Developed technology	5 to 15	$12,215	$(3,581)	$(3,669)	$4,965
Customer relationships	6 to 15	16,510	(2,759)	(2,254)	11,497

Total	13.9 weighted average years	$28,725	$(6,340)	$(5,923)	$16,462

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Amortization expense related to the intangible assets was $0.6 million and $1.0 million for the three-months ended June 30, 2010 and 2009, and $1.2 million and $1.9 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 6 months of 2010	$1,177
2011	2,141
2012	1,953
2013	1,767
2014	1,571
2015	1,392
Thereafter	5,283

Total	$15,284

As a result of the Company continuing to incur operating losses and the contemplation of filing for Chapter 11 bankruptcy which subsequently occurred in July 2010, the Company evaluated its specifically identifiable intangible assets for impairment as of June 30, 2010. Based on the results of the impairment testing, the future expected undiscounted cash flows to be generated from the Company’s intangible assets exceeded its carrying value, therefore, no impairment was recorded as of June 30, 2010.

Goodwill

Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009. The results of the annual impairment test indicated that there was a $12.5 million impairment of goodwill recorded in the fourth quarter of 2009.

The value at acquisition and current carrying value of goodwill for the acquired companies are as follows:

	June 30, 2010			December 31, 2009
	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value
Total	$13,993	$(12,513)	$1,480	$13,993	$(12,513)	$1,480

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

Due to the impairment triggers noted above, the Company conducted an interim goodwill impairment test as of June 30, 2010. The fair value of the Company’s reporting unit, determined using a discounted cash flow model, was greater than its carrying value at June 30, 2010. As a result, no impairment of goodwill was recorded as of June 30, 2010.

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

NOTE 5. Accrued Expenses.

Accrued expenses consist of the following:

	June 30, 2010	December 31, 2009
Accrued carrier disputes	$538	$1,661
Compensation and payroll taxes	889	1,067
Interest expense	111	620
Excise and sales taxes	1,162	858
Professional services	1,057	997
Other expenses	1,030	636

Total accrued expenses	$4,787	$5,839

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

NOTE 6. Debt.

Debt consists of the following:

	June 30, 2010	December 31, 2009
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), due November 2010, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million. At June 30, 2010, the outstanding principal balance was $4.8 million, plus paid-in-kind interest of $0.2 million, net of unamortized debt discount of $0.3 million. At December 31, 2009, the outstanding principal balance was $8.5 million, plus paid-in-kind interest of $0.8 million, net of unamortized debt discount of $1.0 million	$4,744	$8,314

July Debentures, $10.5 million, issued in July 2009 and August 2009, Original Issue Discount (OID) and Debt discount at issuance of $4.5 million and $5.2 million, respectively, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind), and due May 2011. At June 30, 2010, the outstanding principal balance was $12.3 million plus $0.3 million payment-in-kind interest, net of unamortized OID and debt discount of $2.7 million and $2.7 million, respectively. At December 31, 2009, the outstanding principal balance was $10.5 million plus $0.1 million payment-in-kind interest, net of unamortized OID and debt discount of $3.6 million and $4.1 million, respectively

	7,193	2,931
Amended March Debentures, original issue discount and debt discount at issuance of $12.4 million and $18.4 million, respectively, due March 2015, outstanding principal balance of $30.8 million at issue. At June 30, 2010, the outstanding principal balance was $26.9 million, net of unamortized OID and debt discount of $10.1 million and $13.0 million, respectively. At December 31, 2009, the outstanding principal balance was $26.9 million, net of unamortized original issue discount and debt discount of $11.0 million and $14.1 million, respectively.	3,827	1,764
November Debentures, original issue discount and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2015, outstanding principal balance of $14.9 million at issue. At June 30, 2010, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.1 million and $7.9 million, respectively. At December 31, 2009, the outstanding principal balance was $14.9 million, net of unamortized original issue discount and debt discount of $5.6 million and $8.5 million, respectively.	1,866	840
VPP Debentures, outstanding principal balance of $2.0 million issued in July 2009, OID and debt discount at issuance of $0.8 million and $1.2 million, respectively, and due November 2011. As at June 30, 2010 the outstanding principal balance was $2.0 million, net of unamortized OID and debt discount of $0.5 million and $0.7 million, respectively. As of December 31, 2009, the outstanding principal balance was $2.0 million, net of unamortized OID and debt discount of $0.6 million and $1.0 million, respectively.	797	380
Seller Debenture, $4.0 million non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due May 2011 and renewable monthly thereafter. At June 30, 2010, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $1.4 million. At December 31, 2009, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $2.1 million.	2,561	1,851
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	22	27

Total	21,010	16,107
Less: current maturities	21,010	16,107

Long-term portion	$—	$—

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments including the maturity value of original issue discount securities are $65.4 million as of June 30, 2010 and $67.7 million as of December 31, 2009. This amount does not include minimum interest due on the term note per the default clause of the agreement. As part of the Company’s formal reorganization, the Company is currently negotiating alternatives to restructure its debt instruments.

        The reporting and administrative covenants established under the term note and the other debt instruments issued in November 2008 were created assuming an ongoing relationship with a significant customer. As that relationship effectively ended in 2009, the Company had received a number of default notices and entered into a number of amendments to the loan agreements and forbearance agreements. On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of Companies, successfully closed on its purchase of rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. During the three months ended June 30, 2010, the Company paid Pivotal fees of $0.8 million including $0.7 million for due diligence fees for a future investment of $3 million by Pivotal. The company expensed the due diligence fees as the $3 million investment was not made. Additionally, Capstone Investments was paid a fee of $0.2 million for their advice with respect to this transaction. The Company will seek to raise additional capital as necessary to meet capital and liquidity requirements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Term Loan: The Term Loan Agreement provided for a senior secured term loan (Term Loan) of $8.5 million effective November 19, 2008. The Company, each of its subsidiaries and GCD (Borrowers) granted to ACF CGS, L.L.C. (Senior Lender or Agent) a security interest in substantially all of their assets and a collateral pledge of all of the common stock or limited liability company interests of its wholly-owned subsidiaries.

On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business (“Pivotal”), closed on its purchase of all rights and obligations of the Senior Lender (ACG CGS, L.L.C., as agent for itself and any other named lenders) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended between ACF CGS, L.L.C. on the one hand and the Company and all of its active 100% owned subsidiaries on the other hand. As part of the Loan Agreement assignment, Pivotal, ACF CGS, L.L.C. and the Company and its subsidiaries entered into a Resignation, Appointment and Amendment Agreement whereby Pivotal was substituted as the “Agent” and sole lender under the Loan Agreement with no changes in terms and conditions. The Company agreed to reimburse Pivotal for its third party expenses incurred in connection with the transactions leading to the assignment of the loan from ACF CGS, L.L.C. Pivotal has been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. Interest on the Term Loan is payable monthly at the higher of prime or 5% plus a margin of 14%, with 5% of that rate paid-in-kind. Paid-in-kind interest compounds monthly and is added to the outstanding principal balance of the Term Loan. The Company incurred debt issuance costs of $1.8 million in connection with the Term Loan Agreement, which included a Term Loan origination fee of 2.5%, financial advisory services, legal fees and other costs.

The Term Loan matures November 2010. The Company may voluntarily prepay the Term Loan upon at least 30 days prior written notice to the Borrowers. The Term Loan prepayment premium is 2% of the outstanding balance paid, or 1% of the $8.5 million original principal amount if the Company repays the Term Loan during months 12-18 or 19-24 from the origination date, respectively. The Term Loan Agreement contains certain mandatory prepayments which, when made, do not trigger any of the prepayment premiums. If the Company sells assets outside of the ordinary course of business or incurs additional indebtedness after the Financial Closing, the Company must use the net proceeds to pay down the Term Loan. Similarly, the Company has agreed that two-thirds of any collections it receives on its existing accounts receivable with its largest customer as of September 30, 2008 will be used to pay down the Term Loan. The Term Loan Agent waived the right to apply the proceeds of the July Debentures and the VPP Debentures to pay down the Term Loan in the Intercreditor Agreement. During the period ended June 30, 2010, $3.7 million received from the previously noted customer was used to reduce the Term Loan outstanding balance.

The Term Loan Agreement contains financial covenants that require the Company to maintain a minimum cash balance and to achieve a minimum monthly recurring circuit revenue and margin. The Company was in compliance with these minimum requirements at December 31, 2008. Beginning with the first quarter of 2009, the Company became subject to additional financial covenants related to a minimum ratio of EBITDA (defined as earnings before interest, taxes, depreciation, amortization, non-cash stock compensation and warrant expense and other items related to the acquisition of GCD) to fixed charges, as defined, and a maximum ratio of debt to EBITDA. As of March 31, 2009 the Company was not in compliance with the EBITDA covenant. The Term Loan Agreement also contains restrictive covenants that limit additional indebtedness, liens, guarantees, acquisitions or other investments, the sale or disposal of assets outside the ordinary course of business, payments on other indebtedness, dividends or other capital distributions, stock repurchases, capital expenditures or new capital leases and compensation increases to certain members of the Company’s management. The Company has various reporting requirements under the Term Loan Agreement. The Term Loan Agreement contains an affirmative covenant requiring the Company to increase its authorized common shares by 12 million. In connection with the July Debentures, the increase in authorized shares was to have been finalized by January 26, 2010. A waiver extending the authorized share increase to March 19, 2010 was obtained from the Senior Lender. On March 25, 2010, the Senior Lender notified the Company that the forbearance was not extended and that several items of default existed.

In connection with entering into the Term Loan Agreement, the Company issued to the Agent a warrant (Agent Warrant) to purchase up to 12 million shares of its Common Stock with a term of five years and an exercise price of $0.24 per share. The Agent Warrant is exercisable upon an increase in the Company’s authorized shares of common stock (Authorized Share Increase) and expires in November 2013. The Agent Warrant had a grant date fair value of $2.2 million determined using the Black-Scholes pricing model with the following assumptions: common stock fair value of $0.27 per share, expected volatility of 141.2%, risk-free interest rate of 2.1%, expected term of 5.0 years and no dividends. The fair value of the warrants, adjusted for the uncertainty related to the Authorized Share Increase, was recorded as a decrease to the carrying value of the Term Loan, or debt discount, and an increase to liabilities for warrants to purchase common stock. See Note 16. Subsequent Events for a discussion of the payment in full of the Senior Secured Term Loan.

July Debentures: Effective July 31, and August 24, 2009, the Company issued two tranches that totaled $10.5 million of principal amount of OID senior secured convertible debentures (July Debentures), representing the funding of $6.0 million of subscription amount (inclusive of $0.4 million of subscriptions credited to the holders of the March and November Debentures for entering into a waiver and amendment agreement which, among other things, consented to the issuance of the July Debentures, and inclusive of $0.1 million against liabilities of the Company to Aequitas Capital Management, Inc.) and $4.5 million of OID added to principal, coupled with warrants to purchase up to 18.8 million shares of common stock, all exercisable or convertible at $0.24 per share (the July Warrants and coupled with the July Debentures are collectively referred to as the Units). The transaction resulted in proceeds to the Company of $5.6 million, before $0.5 million of financing fees. The July Debentures are secured by a security interest in the assets of the Company and its subsidiaries, and Aequitas Capital Management, Inc. was appointed collateral agent for the July Debenture holders.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

At issuance, the July Debentures are convertible into 43.8 million shares of common stock at $0.24 per share, based on the aggregate maturity value, at any time at the option of the holders, but not before the Company’s Authorized Share Increase. In addition, the Company issued to the purchasers of the July Debentures warrants to purchase an aggregate of 18.8 million shares of its common stock at an exercise price of $0.24 per share. The warrants are exercisable at any time prior to their expiration date, but not before the Authorized Share Increase and expire five years after the date of such share increase. The Company determined that the conversion feature of the July Debentures was an embedded derivative. As a result of a shortfall in the collection of certain designated receivables or contract amounts by August 31, 2009, the July Units purchase agreement required a reduction in the conversion price of the July Debentures and the exercise price of the warrants from $.24 per share to $.15 per share with respect to all July Debentures held by persons that funded a portion of the shortfall with respect to subsequently issued Debentures (August Debentures), and all of the July Debenture holders did fund their ratable shares of the shortfall.

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

As required by the debenture agreement, the amount due at maturity was increased by $1.4 million during the period ended March 31, 2010, representing unpaid monthly interest of $0.5 million and additional OID amounts due on the unpaid monthly interest and the unpaid quarterly redemption payment due of $0.9 million. During the three months ended June 30, 2010, the Company had not made the required redemption payment in the month following the quarter ended March 31, 2010.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

The principal amount of the Tranche 2 Amended March Debentures is comprised of the $2.5 million outstanding balance of the March Debentures plus the sum of the following: (i) liquidated damages related to the Company’s failure to timely complete the registration of its common stock, as discussed below, equal to 12% of the original principal amount, or $0.4 million and (ii) legal fees incurred by the two affiliated holders in negotiation and documentation of the revised transactions (collectively, the Tranche 2 Add-on Amount). In addition, at the Financial Closing, the Company made a one-time payment to the two affiliated holders in the aggregate of $0.9 million, which was the sum of the interest accrued on the March Debentures up to the amendment date and the remainder of the interest that would have accrued under their March Debentures. At June 30, 2010 and December 31, 2009, the balances owed to these holders were not material.

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

In July 2009, in conjunction with the issuance of the July Debentures, Amended March Debenture holders were allowed the right to exercise up to the lesser of their Amended March Debenture balance or five times the subscription price of the July Debentures purchased by them, at $0.15 per share and the quarterly redemption payments due July 1, 2009 through April, 2012 were deferred until Maturity date, March 11, 2015.

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $14.4 million of the face amount into common stock of the Company at $0.24 per share or up to 60.0 million shares on an as converted basis and convert up to an aggregate of $3.2 million of the face amount into common stock of the Company at $0.15 per share or up to 21.0 million shares on an as converted basis. There were no debt conversions during the six-month period ended June 30, 2010. During the year ended December 31, 2009, holders converted $2.9 million of the Amended March Debentures into 13.9 million shares of common stock.

November Debentures: On November 20, 2008, pursuant to the November Securities Purchase Agreement (SPA), the Company completed the private placement of $9.0 million of November Debentures with a maturity value of $14.9 million and due November 2015. The Company incurred $2.0 million of debt issuance costs in connection with the SPA. The November Debentures are OID securities and do not call for the payment of interest over their term. In connection with the issuance of the November Debentures, the Company recorded original issue discount of $5.9 million based upon the difference between the principal amount due at maturity of $14.9 million and the subscription amount of $9.0 million. The Company is required to make quarterly redemption payments beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the November Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the November Debentures, or, alternatively, accrue the unpaid portion until maturity.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

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

Seller Debenture: The $4.0 million unsecured Seller Debenture, due May 2011, was issued as partial consideration in the November 2008 GCD acquisition. The Debenture is non-interest bearing so the Company discounted the note at a 19% imputed interest rate resulting in an initial carrying value of $2.5 million. Management determined the 19% rate was applicable based on the interest rate at which the Company obtained other financing at the date of Closing. The Seller Debenture is subject to the terms of the Senior Lender Intercreditor Agreement and the Junior Lender Intercreditor Agreement.

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

NOTE 7. Liability for Embedded Derivatives and Warrants.

Embedded Derivatives

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

As of June 30, 2010 and December 31, 2009, the fair value of the derivatives embedded in the convertible debt was $15.4 million and $28.2 million, respectively. The weighted average assumptions used to value the embedded derivative liability at June 30, 2010 were: exercise price of $.20, life of 3.7 years, volatility 141.8%, and risk free interest rate of 1.2%. At December 31, 2009, the weighted average assumptions used were: exercise price of $0.20, life of 4.1 years, volatility 155.3%, and risk free interest rate of 2.2%.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Warrants

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on warrants and derivatives” in the statements of operations. As of June 30, 2010 and December 31, 2009, the fair value of the warrants was $10.7 million and $18.0 million, respectively. The weighted average assumptions used to value the warrant liability at June 30, 2010 were: exercise price of $0.23 life of 3.9 years, volatility 146.8%, and risk free interest rate of 1.35%. At December 31, 2009, the weighted average assumptions used were: exercise price of $0.23, life of 4.4 years, volatility 149.8%, and risk free interest rate of 2.3%.

At June 30, 2010 and December 31, 2009, respectively, the Company had 181.3 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of June 30, 2010:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2010	675	$0.27-$0.35	0.306
2011	7,846	$0.25-$0.70	0.416
2012	13,000	$0.15-$0.25	0.198
2013	60,452	$0.24	0.240
2014	—	-	—
2015	99,335	$0.15-$0.24	0.209

Total warrants outstanding	181,308		0.228

All outstanding warrants expire no later than June 30, 2015.

Warrant activity from December 31, 2009 through June 30, 2010 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	181,308	$0.228
Warrants issued	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at June 30, 2010	181,308	0.228	3.9	$—

There was no warrant activity during the six-month period ended June 30, 2010.

NOTE 8. Share-Based Compensation.

Long-Term Incentive Plans

The Company has adopted various long-term incentive plans. Shares under all plans generally vest 25% upon issuance and 25% on the grant anniversary date until fully vested for service grants. Performance options granted under the plans vest as objectives outlined are achieved. Vesting requirements include new revenue goals, creating value within the organization, and/or achieving performance targets. When performance objectives are not attained that portion of the award is cancelled.

Executive Stock Option Agreements

        From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of June 30, 2010, the Company has authorized up to 65.2 million shares to be issued under these arrangements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Activity under the stock option plans and board approved stock grants with time based vesting for the six-months ended June 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	23,366	$0.565
Granted	400	0.240
Exercised	—	—
Forfeited/cancelled	(141)	0.670

Outstanding at June 30, 2010	23,625	$0.559	6.2	$—

Exercisable at June 30, 2010	21,523	$0.568	6.1	$—

Time based awards generally vest 25% upon issuance and 25% on the successive three anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time based vesting granted during the six-month periods ended June 30, 2010 and 2009 was $0.10 and $0.124, respectively. For the six-month periods ended June 30, 2010 and 2009, respectively, the Company recognized compensation expense for stock option awards totaling $0.7 million and $ 0.8 million, respectively. In the three-month period ended June 30, 2010 and 2009, compensation expense was $0.2 million and $0.4 million, respectively. At June 30, 2010, unamortized compensation associated with time-based options totaled $0.8 million with a remaining weighted average amortization period of 0.8 years.

Activity under the stock option plans and board approved stock grants with performance-based vesting for the six-months ended June 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	14,367	$0.488
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at June 30, 2010	14,367	0.488	4.3	$—

Exercisable at June 30, 2010	1,333	$0.571	5.3	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the six-month period ended June 30, 2010. For the six-month periods ended June 30, 2010 and 2009, respectively, the Company recognized compensation expense for performance-based stock option awards totaling $0.2 million and $0.2 million, respectively. For the three-month period ended June 30, 2010, there was no compensation expense recognized and no shares were cancelled. During the three-months ended June 30, 2009, compensation expense was reduced by $0.2 million as performance criteria was not attained and 0.9 million shares were cancelled. At June 30, 2010, unamortized compensation associated with performance-based options totaled $4.9 million with a remaining weighted average amortization period of 1.4 years.

The assumptions used to calculate the fair value of stock option grants issued are as follows:

Six-month period ended June 30, 2010
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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

No options were exercised during the six-month period ended June 30, 2010. No tax benefit has been recorded related to stock-based compensation expense.

NOTE 9. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. As of June 30, 2010, the Company has authorized 350 million shares of the $.0001 par value common stock. During the three and six-month periods ended June 30, 2010, the Company did not issue any shares of common stock.

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

The Company has previously entered into non-employee service agreements and as a contract incentive agreed to issue common stock of 2.3 million and 2.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Under the 2009 and 2008 contract incentive, although earned, shares are not issuable until the Authorized Share Increase expected in 2010. No additional non-employee service agreements requiring share issuance were entered into during the three and six-month periods ended June 30, 2010.

NOTE 10. Income Taxes.

The Company did not identify any uncertain tax positions as of June 30, 2010 and December 31, 2009. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the six-month period ended June 30, 2010 and the year ended December 31, 2009 nor had any accrued interest or penalties as of these dates. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2006. The Company is open to state tax audits until the applicable statutes of limitations expire.

The current tax expense for the three and six months ended June 30, 2010 relates to state income taxes imposed primarily to GCD as a result of its profitability from a separate company tax perspective. The deferred tax expense relates to book and income tax basis difference in goodwill created in the GCD acquisition. There was no tax provision recorded for the three and six months ended June 30, 2009.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carry forwards of $68.5 million in the United States (U.S.) and foreign (U.K.) NOL carry forwards of $10.0 million at June 30, 2010 and December 31, 2009. The Federal NOL and credit carry forwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carry forwards.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

Potentially dilutive shares, which were excluded in computing diluted loss per share, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month periods ended June 30,		Six-month periods ended June 30,
	2010	2009	2010	2009
Stock options	37,991,199	62,906,202	37,991,199	62,906,202
Warrants	181,308,076	167,764,295	181,308,076	167,764,295
Convertible debentures	289,806,961	193,759,005	289,806,961	193,759,005

	509,106,236	424,429,502	509,106,236	424,429,502

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

NOTE 12. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $0.5 million and $0.4 million for the six-month periods ended June 30, 2010 and 2009, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 6 months of 2010	$607
2011	1,038
2012	507
2013	179
Thereafter	—

Total	$2,331

Other Commitments: As of June 30, 2010, $2.2 million of the Company’s accounts payable were over one year past due.

As part of the Vendor Payment Plan initiated by the Company in July 2009, certain vendors agreed to extend the due dates of trade payables or otherwise defer collection action until additional working capital was raised. As of June 30, 2010, approximately $0.1 million of those payables remained unpaid.

On February 1, 2010, the Company entered into a Separation and Transition Services Agreement with the former Chief Financial Officer and committed to issue a warrant to purchase 5.0 million shares of the Company’s common stock at $0.24 per share. Under the Separation and Transition Services Agreement, the Company is prohibited from issuing the warrant until receiving the consent of the Subordinated Debenture holders or after all Subordinated Debentures have been satisfied by conversion to common stock or full payment has been made. Because the Company cannot determine if, and when, consent of the Subordinated Debenture holders will be obtained or the Subordinated Debenture balances will be satisfied, uncertainty exists concerning the warrant issuance date and term. As a result, no value has been assigned to this transaction in the financial statements.

Simultaneous with the execution of the Separation and Transition Services Agreement entered into by the Company with the former Chief Financial Officer, the Company entered into a Consulting Agreement (“Agreement”) with the former Chief Financial Officer. The Agreement provides for a total of $0.4 million to be paid to the former Chief Financial Officer in twenty-four equal semi-monthly installments. The Agreement commences on February 15, 2010 and will terminate on January 31, 2011 unless both parties agree to extend the Agreement beyond the termination date.

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

Aequitas Capital Management, Inc., together with its affiliates owned 13.4 million shares or approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of June 30, 2010. At June 30, 2010, the Company was indebted to Aequitas for debentures issued for a subscription amount of $5.7 million which at maturity have a face amount of $9.8 million. The Company also owed Aequitas $0.3 million of accounts payable at June 30, 2010.

During the six-month period ended June 30, 2010, Aequitas was issued additional July Debentures with a face amount of $0.7 million as a result of the Company not making scheduled interest and OID payments on the July Debentures and Aequitas’ funding of the cash subscription amount for such additional July Debentures. Also during the six months ended June 30, 2010 and June 30, 2009, in connection with advisory services provided, the Company incurred fees of $0.08 million and $0.03 million, and made cash payments of $0.05 million and $0.02 million, respectively.

In 2009, the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas was entitled to a Collateral Agent Fee of $0.3 million. As of June 30, 2010, $0.2 million of the Collateral Agent Fee remains unpaid. The Company also incurred $0.05 million to Aequitas for expenses incurred in connection with the July Securities Purchase Agreement.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

During the six months ended June 30, 2010, a significant shareholder was issued additional July Debentures with a face amount of $0.1 million as a result of the Company not making scheduled interest and OID payments on the July Debentures.

NOTE 14. Business Concentration.

During the six-month period ended June 30, 2010 and 2009, a major customer represented $6.8 million (24%) of total revenues and $4.3 million (13%) of total revenues, respectively.

At June 30, 2010 and December 31, 2009, a major customer represented $1.2 million (26%) and $1.1 million of accounts receivable, respectively. A different major customer represented $1.1 million (25%) and $1.1. million (11%) of accounts receivable at June 30, 2010 and December 31, 2009. At December 30, 2009, a third customer represented $3.7 million (38%) of accounts receivable.

NOTE 15. Geographic and Other Information.

Revenues generated outside the United States for the three- month periods ended June 30, 2010 and 2009 totaled $0.4 million and $0.3 million, respectively, and for six-month periods ended June 30, 2010 and 2009 totaled $0.7 million and $0.5 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union, Canada and Central America. As of June 30, 2010 and December 31, 2009, the Company’s international identifiable assets outside the United States totaled approximately $0.2 million and $0.4 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

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

NOTE 16. Subsequent Events.

a) Bankruptcy Filing

On July 23, 2010, Capital Growth Systems, Inc. (CGSY.OBQ) (the “Company”) announced that it, together with the following wholly owned subsidiaries: Global Capacity Direct, LLC, Global Capacity Group, Inc., CentrePath, Inc., FNS 2007, Inc., 20/20 Technologies, Inc., 20/20 Technologies I, LLC, Global Capacity Holdco, LLC, and Nexvu Technologies, LLC (each a “Debtor” and collectively with the Company, the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the District of Delaware. The Debtors remain in possession of their assets and properties, and continue to operate their businesses and with Bankruptcy Court approval have obtained debtors- in- possession financing provided by a consortium of lenders including Downtown Capital Partners and a group of certain of the current holders of secured convertible debentures of the Company. The financing will enable the Debtors to continue to operate their business in the ordinary course pending a proposed reorganization of the Debtors’ businesses.

The Company has retained Capstone Investments as its financial advisor to manage the process.

b) Debtor- in Possession Financing and Payoff of the Senior Term Loan

With the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company entered into a Debtor in Possession Loan and Security Agreement (the “DIP Loan Agreement”) with Downtown CP-CGSY, LLC (the “Tranche A Lender”), the holders of certain debentures issued by the Company (the “Pre-Petition Debenture Lenders”), and certain other investors that were approved by the Pre-Petition Debenture Lenders (collectively, the “Tranche B Lenders” and together with the Tranche A Lender, collectively, the “Lenders”). The DIP Loan Agreement was effective as of July 30, 2010 and was approved on an interim basis on that date (the “Interim Order”), pending a final hearing on the matter.

The DIP Loan Agreement provides for an aggregate financing of up to $10.25 million to be provided through a $3 million Tranche A Loan and a $7.25 million Tranche B Loan.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

June 30, 2010 (Unaudited)

The Terms of the DIP Financing are as follows:

a)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at any time.

b)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

c)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date.

d)	Maturity: The Borrowers shall repay ant outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

e)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

f)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

g)	Financial Covenants:

a)	EBITDA of at Least:

1- Month Ended August 31, 2010	$0.1 million
2- Two Months Ended September 30, 2010	$0.2 million
3- Three Months Ended October 31, 2010	$0.3 million
4- Four Months Ended November 30, 2010	$0.45 million

b)	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c)	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d)	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

On August 2, 2010, $9.25 million was advanced by the Lenders to the Debtors under the terms of the DIP Financing. The remaining $1.0 million of the total financing will be funded by the Tranche B Lenders contingent upon entry of a final order by the Bankruptcy Court approving the Loan and satisfaction by the Debtors of certain affirmative and negative covenants. The funds were used to pay, on August 3, 2010, $5.2 million in full settlement of the Senior Secured Loan due to Pivotal Global Capacity, LLC (the “Senior Lender”); assurance deposits in the amount of $3.2 million to the Debtors’ carriers and the remaining $0.8 million for critical vendors and working capital.

The Loans bear interest at 12% per annum and require mandatory prepayments in the amount of 100% of the net sale proceeds from non-ordinary course assets sales and 100% of insurance and condemnation proceeds, and tax refunds. The Debtors paid commitment fees of $.06 million and a $.02 million structuring fee to the Tranche A Lender. If the Tranche A Loan is extended beyond the maturity date, an extension fee of 1% of the Tranche A Loan amount is due for up to two 60 day extensions. The Loans are secured by all the assets of the Debtors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the accompanying consolidated financial statements and related notes thereto.

Overview

Capital Growth Systems, Inc., doing business as Global Capacity (“CGSI,” “we,” “our,” “us,” or the “Company”), is a publicly traded corporation that delivers telecom information and logistics solutions to a global client set consisting of systems integrators, telecommunications companies, and enterprise customers. These solutions enable clients to address the inefficiencies inherent in access networks globally. The global market for access networks, estimated at over $200 billion annually, is highly inefficient, plagued by market fragmentation, regionalized rules and regulations, and lack of transparency related to pricing and supply. This creates an environment where clients pay unnecessarily inflated prices due to inefficient procurement practices and margin stacking. The market is characterized by a large number of suppliers that offer piece parts of a customer’s end-to-end network requirement that must be effectively combined with assets from other providers to deliver a complete network solution. This dynamic creates challenges for customers seeking to procure network connectivity globally. Lack of transparency relative to the supply and pricing of network assets creates inefficient procurement practices, and lack of expertise to effectively provision and manage these integrated services creates complex and costly operating environments.

Going to market as Global Capacity, the Company has integrated the core systems, processes, and personnel of its five operating subsidiaries and organized them into two lines of business: Optimization Solutions and Connectivity Solutions. These businesses leverage the core intellectual property, systems, processes and expertise of the Company to deliver a set of offerings comprising tariff quotation management software, custom pricing software, network optimization consulting, engineering services, remote management services, “One Marketplace” network services, network novation services, and off-net extension services. Utilizing its depth of global telecom supply and pricing data in an automated fashion with powerful tools and expert analysis, the Company helps bring transparency to the fragmented and inefficient global telecom market – resulting in dramatically reduced cost and improved efficiency for the Company’s clients, while producing revenue and margin for the Company.

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

On July 23, 2010, the Company and its United States (“U.S.”) subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors will continue to operate their business as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s subsidiary in the United Kingdom was not included in the filing and will continue their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. See Note 16, Subsequent Events.

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

Off-net extension services enable Global Capacity to identify, price, procure, provision and support competitive off-net access services for large clients, providing access to a broad universe of providers with transparency and efficiency. Using the Company’s pricing systems, we generate an automated, accurate price quote. We then manage that quote from initial pricing through ordering, procurement, provisioning, test and turn up, and operations hand-off, utilizing the Company’s proprietary Circuit Lifecycle Manager (CLM) system. Networks are then monitored and managed by our 7X24 Network Operations Center (NOC). By leveraging automated systems across the entire telecom supply chain, the Company is able to accelerate the delivery of an optimal network.

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

Competition

Management believes that the combination of capabilities and solutions which the Company has integrated and organized into the Optimization Solutions business and the Connectivity Solutions business is unique in the marketplace. However, there are competitors in the market for some of the individual solutions that the Company brings to market.

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

Financial Performance

The Company reported operating losses of $2.6 million, $5.3 million, $3.7 million and $7.5 million for the three and six-month periods ended June 30, 2010 and 2009, respectively. As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $39.0 million. Included in the current liabilities is $21.0 million of current maturities of long-term debt, net of $25.4 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $19.0 million associated with OID and imputed interest. Excluding these discounts, the working capital deficiency is $83.4 million. Cash on hand at June 30, 2010 was $1.7 million (not including $0.2 million restricted for outstanding letters of credit). Cash provided (used) in operating activities was $3.9 million and $(3.1) million for the six-month period ended June 30, 2010 and 2009, respectively. The Company’s net working capital deficiency, accumulated deficit and recurring operating losses raise substantial doubt about its ability to continue as a going concern.

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

On July 23, 2010, the Company and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. With these filings, the Debtors entered into and the Bankruptcy Court approved, a Debtor in Possession Financing Facility (“DIP Financing”) which will provide up to an aggregate of $10.25 million. On August 2, 2010 the Debtors received $9.25 million under the DIP Financing. On August 3, 2010, in accordance with the provisions of the DIP Financing, the Debtors paid $5.2 million to Pivotal representing payment in full of the outstanding Senior Secured Loan together with accrued interest.

Critical Accounting Policies and Estimates

There has been no change to our critical accounting policies and estimates contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 31, 2009.

Results for the three-month period ended June 30, 2010 compared to 2009

Total revenues for the three-month period ended June 30, 2010 were $13.9 million compared to $15.9 million for the same period in 2009, representing a 13 % decrease. This decrease is primarily due to disconnects from three major customers resulting from a shift in circuitry strategy.

Revenues generated from Optimization Solutions totaled $1.4 million for the three-month period ended June 30, 2010 compared to $2.9 million for the same period in 2009, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $12.5 million for the three-month period ended June 30, 2010 compared to $13.0 million for the same period in 2009, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 24% for the three-month period ended June 30, 2010 compared to 21% for the same period in 2009. This increase was driven primarily by an improvement in the Optimization Solutions margins from lower costs and partially offset by a decrease in the Connectivity Solutions margin. Optimization Solutions’ gross margin totaled $0.4 million or 31% for the three-month period ended June 30, 2010 as compared to ($0.6 million) or (20%) for the same period in 2009. Connectivity Solutions’ margin totaled $2.8 million or 23 % compared to $3.9 million or 30% for the same period in 2009.

Operating expenses for the three-months ending June 30, 2010 and 2009 consist of the following:

	Three-month periods ended June 30,
	2010	2009
Compensation	$2,408	$3,119
Professional services	1,593	1,604
Depreciation and amortization	679	1,138
Other operating expenses	1,301	1,184

Total operating expenses	$5,981	$7,045

Compensation expense decreased $0.7 million (23%) for the three-month period ended June 30, 2010 as compared to 2009. Included in compensation expense for 2010 and 2009 are non-cash charges of $0.2 million and $0.2 million, respectively, related to stock-based compensation. The decrease was due primarily to a reduction of 16 staff positions since June 30, 2009.

Professional services for the three-month period ended June 30, 2010 were consistent as compared to the three-month period ended June 30, 2009.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.5 million (40%) for the three-month period ended June 30, 2010 as compared to June 30, 2009. This decrease was due primarily to the write down of certain intangible assets in the fourth quarter of 2009.

Other operating expenses for the three-month period ended June 30, 2010 were consistent as compared to the three-month period ended June 30, 2009.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended June 30, 2010 reflect interest of $5.6 million, an increase of $2.5 million from the three-month period ended June 30, 2009. Interest expense for the three-month periods ended June 30, 2010 and 2009 includes $3.9 million and $2.8 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense for the three-month period ended June 30, 2010 also includes $1.0 million of accrued interest and $0.7 million of fees incurred to Pivotal Group with respect to exploring additional financing options.

Results for the three-month period ended June 30, 2010 reflect a gain on warrants and derivatives of $14.1 million compared to a loss of $5.8 million for the comparable period in 2009. The current year’s gain was driven primarily by the $0.03 decrease in the period end price of the Company’s stock as of June 30, 2010 as compared to the March 31, 2010 closing price of the Company’s stock. The 2009 loss on warrants and derivatives was driven primarily by the $0.02 increase in the per share closing price of the Company’s stock as of June 30, 2009 as compared to the March 31, 2009 closing price. The warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Results for the six-month period ended June 30, 2010 compared to 2009

Total revenues for the six-month period ended June 30, 2010 were $28.6 million compared to $32.1 million for the same period in 2009, representing an 11 % decrease. This decrease is primarily due to disconnects from three major customers resulting from a shift in circuitry strategy.

Revenues generated from Optimization Solutions totaled $4.0 million for the six-month period ended June 30, 2010 compared to $5.8 million for the same period in 2009, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $24.5 million for the six-month period ended June 30, 2010 compared to $26.3 million for the same period in 2009, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 25 % for the six-month period ended June 30, 2010 compared to 23% for the same period in 2009. This increase was driven primarily by the improvement in the margins from Optimization Solutions as a result of lower costs. Optimization Solutions’ gross margin totaled $2.0 million or 49% for the six-month period ended June 30, 2010 as compared to $(0.9) million or (15%) for the same period in 2009. Connectivity Solutions’ margin totaled $5.1 million or 21 % compared to $8.1 million or 31% for the same period in 2009.

Operating expenses for the six-months ended June 30, 2010 and 2009 consist of the following:

	Six-month periods ended June 30,
	2010	2009
Compensation	$5,343	$6,712
Professional services	3,232	3,343
Depreciation and amortization	1,364	2,276
Other operating expenses	2,377	2,375

Total operating expenses	$12,316	$14,706

Compensation expense decreased $1.4 million (20%) for the six-month period ended June 30, 2010 as compared to 2009. Included in compensation expense for 2010 are non-cash charges of $0.7 million related to the accounting treatment of certain stock option grants as compared to $1.0 million for the same period in 2009. The decrease was due primarily to a reduction of 16 staff positions since June 30, 2009.

Professional services decreased $0.1 million (3%) for the six-month period ended June 30, 2010 as compared to the six-month period ended June 30, 2009, due to fewer advisory fees incurred.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.9 million (40%) for the six-month period ended June 30, 2010 as compared to June 30, 2009. This decrease was due primarily due to impairment of certain intangible assets in the fourth quarter of 2009.

Other operating expenses were essentially the same for the six-month period ended June 30, 2010 as compared to the same period for 2009. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the six-month period ended June 30, 2010 reflect interest of $11.0 million, an increase of $4.8 million from the six-month period ended June 30, 2009. Interest expense for the six-month periods ended June 30, 2010 and 2009 includes $8.0 million and $5.5 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense for the six-month period ended June 30, 2010 also includes $1.5 million of accrued interest and $0.7 million of fees incurred to Pivotal Group with respect to exploring additional financing options.

Results for the six-month period ended June 30, 2010 reflect a gain on warrants and derivatives of $20.1 million compared to a loss of $19.8 million for the comparable period in 2009. The current year’s gain was driven primarily by the $0.04 decrease in the period end price of the Company’s stock as of June 30, 2010 as compared to the December 31, 2009 closing price of the Company’s stock. The 2009 loss on warrants and derivatives was driven primarily by the $0.07 increase in the period end closing price of the Company’s stock as compared to the December 31, 2008 closing price. The warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Liquidity and Capital Resources

Cash provided by operating activities for the six-month period ended June 30, 2010 was $3.9 million. The primary variance between the net income of $3.7 million and net cash provided by operating activities for the six-month period ended June 30, 2010 was due to non-cash charges from amortization and depreciation of $1.4 million, amortization of debt discount, interest paid-in-kind, and OID of $8.0 million, stock-based compensation of $0.7 million, amortization of deferred financing costs of $1.5 million, and a credit due to the change in fair value of embedded derivatives and warrants of $20.1 million. There was a reduction in accounts receivable of $5.3 million, mainly due to the collection of the BT settlement proceeds during the first quarter.

Cash used in operating activities in the amount of $3.1 million for the six-month period ended June 30, 2009 was due to a loss of $35.2 million. The variance between the loss and net cash used in operating activities during the six-month period ended June 30, 2009 was primarily due to the non-cash charges of $1.0 million for stock-based compensation, $2.3 million of depreciation and amortization, a $1.5 million non-cash extinguishment of debt, $18.5 million from the change in fair value of embedded derivatives and warrants, and $5.1 million of amortization of debt discounts, interest paid-in-kind, and OID.

The cash used in investing activities during the six-month period ended June 30, 2010 and 2009 was $0.1 million and $0.2 million, respectively. Our capital expenditures in both 2010 and 2009 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash used by financing activities during the six-month period ended June 30, 2010 and 2009 was $5.4 million and $0.02 million, respectively. During the six-month period ended June 30, 2010 there was a $4.5 million repayment of debt to the Senior Lender and payment of $1.0 million for financing costs.

The accompanying condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of its assets and the discharge of its liabilities in the normal course of business for the foreseeable future. As of June 30, 2010, the Company’s current liabilities exceeded its current assets by $39.0 million. Included in the current liabilities is $21.0 million of current maturities of long-term debt, net of $25.4 million of debt discount associated with the initial fair value of related warrants and embedded derivatives, and $19.0 million associated with OID and imputed interest. Cash on hand at June 30, 2010 was $1.7 million (not including $0.2 million restricted for outstanding letters of credit).

The Company’s net working capital deficiency, accumulated deficit and recurring operating losses raise substantial doubt about its ability to continue as a going concern. In addition to covenant violations, the Company’s Term Loan is callable by its Senior Lender. The Senior Lender’s previous forbearance agreement expired on April 12, 2010 and the Senior Lender advised that it did not extend such forbearance, requested payment of default interest, and reasserted the requirement for the Company to maintain $1.5 million in cash at all times. The Senior Lender reiterated its desire that the Term Loan be paid in full at the earliest date possible. The Company had been pursuing alternative sources of financing during this period.

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

On May 3, 2010 Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business and based in Phoenix, Arizona (“Pivotal”), successfully closed on its purchase of all the rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in the terms and conditions. Pivotal has been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. The Company is currently in default and is in breach of certain covenants of the Term Loan, as it had been with the previous Lender. See below for details of this transaction which discusses the subsequent pay off of the Term Loan.

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

On July 23, 2010, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company remains in possession of its assets and properties and continues to operate its businesses. The Company has obtained and the Bankruptcy Court has approved debtor-in possession financing (“DIP Financing”).

The DIP Financing has been entered into with Downtown CP-CGSY, LLC or its nominee (“Downtown Capital” or Tranche A Lender”) in the amount of $3 million (“Tranche A”) and with certain holders of Junior Convertible Debentures (“Junior Debentures”, and collectively with Downtown Capital, the “DIP Lenders”) in the amount of $7.25 million for a total aggregate amount not to exceed $10.25 million.

The Debtors have entered into a Debtor in Possession Loan and Security Agreement (“DIP Credit Agreement”) in order to provide funds to the Debtors to assist in the restructuring, to pay critical vendors and utility deposits, to prevent an immediate shutdown of the Company’s operations, and to pay off the pre-petition secured indebtedness of Pivotal Global Capacity, LLC (the “Senior Lender” or “Pivotal”). The Junior Debentures have voluntarily agreed to subordinate their pre-petition liens to the Tranche A Lender.

The DIP Financing provides for the following:

a)	Borrowers: Global Capacity Group, Inc. and the other debtors, as debtors-in –possession.

b)	DIP Lenders: Downtown Capital or its nominee, and the Junior Debentures.

c)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at anytime.

d)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

e)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date.

f)	Maturity: The Borrowers shall repay ant outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

g)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

h)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

i)	Financial Covenants:

a)	EBITDA of at Least:

1- Month Ended August 31, 2010	$0.1 million
2- Two Months Ended September 30, 2010	$0.2 million
3- Three Months Ended October 31, 2010	$0.3 million
4- Four Months Ended November 30, 2010	$0.45 million

b)	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c)	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d)	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

Prior to making the filings, the Debtors entered into a Plan Support and Restructuring Agreement (the “Plan”) with the Junior Debentures which provides a plan for the Debtors’ exit out of Bankruptcy. In accordance with the terms of the Plan, the Junior Debentures can credit bid to purchase the assets of the Debtors all or some of the liens and pre-petition amounts due under the Debentures including accrued OID and Tranche B amounts due under the DIP Facility plus accrued interest.

On August 2, 2010, $9.3 million was advanced to the Company by the Lenders under the terms of the DIP Financing. In addition to paying critical vendors and utility deposits, the funds were used to pay $5.2 million to the Senior Secured Lender (Pivotal Global Capacity, LLC or “Pivotal”) which represents payment in full of the outstanding Senior Secured Loan.

The Company is currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going- concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP Financing Agreement described above ; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify the its complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet its future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going-concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of June 30, 2010 or December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (NOT APPLICABLE)

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the Company’s second fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

On July 23, 2010, Capital Growth Systems, Inc. (CGST.OBQ) (the “Company”) and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The Debtors will continue to operate their business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy court approved the Company’s motion to have the Chapter 11 cases jointly administered under Case No.10-12302. The Company’s subsidiary in the United Kingdom was not included in the filings and will continue to operate their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.

Plan Support and Restructuring Agreement.

Prior to making these filings, we entered into a Plan Support and Restructuring Agreement (“Plan”) with the Junior Debentures which provides a plan for the Debtors’ exit out of bankruptcy. Pursuant to the Plan, the parties agreed to the terms of a pre-negotiated consensual plan of reorganization to be filed with the Bankruptcy Court. Pursuant to the Plan , the parties thereto have agreed to support a financial reorganization of the Debtors consistent with the terms and conditions set forth in the term sheets attached as Exhibit A to the Plan Support and Restructuring Agreement.

The Terms of the Plan Support and Restructuring Agreement include:

a)	The Participating Debenture Holders will form a Newco with which to purchase the assets of the Company

b)	A $10.25 million DIP Facility will be provided for the purpose of

1-	Pay in full the Senior Secured Lender

2-	Pay critical vendors and utility deposits

c)	If Newco is winning bidder, Newco will purchase assets of the Company.

The DIP Financing provides for the following:

a)	Borrowers: Global Capacity Group, Inc. and the other debtors, as debtors-in –possession.

b)	DIP Lenders: Downtown Capital or its nominee, and the Junior Debentures.

c)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at anytime.

d)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

e)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date.

f)	Maturity: The Borrowers shall repay ant outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

g)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

h)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

i)	Financial Covenants:

a.	EBITDA of at Least:

i.	Month Ended August 31, 2010	$0.1 million
ii.	Two Months Ended September 30, 2010	$0.2 million
iii.	Three Months Ended October 31, 2010	$0.3 million
iv.	Four Months Ended November 30, 2010	$0.45 million

b.	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c.	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d.	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

The Plan Support and Restructuring Agreement contains customary terms, are subject to material conditions and may be terminated upon the occurrence of certain events.

ITEM 1A.	RISK FACTORS.

We have filed voluntary petitions for reorganization under the bankruptcy code that may have an adverse effect on our business, financial condition and results of operation.

On July 23, 2010, we filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware in order to consummate a financial reorganization of the Company and its domestic subsidiaries.

We plan to file a Joint Plan of Reorganization with the bankruptcy court. There can be no assurance, however, that key stakeholders, or the Company itself, will not cease to support this proposed plan. Moreover, if filed, there can be no assurance that the plan will satisfy all requirements for confirmation under the bankruptcy code, that the plan will be approved by the bankruptcy court or that the conditions precedent to its implementation will be satisfied. If we are unable to file the plan or are unable to obtain confirmation or satisfy such conditions to implementation, it may result in lengthier bankruptcy proceedings as we attempt to negotiate and implement an alternative plan of reorganization. Any alternative plan of reorganization may be on terms less favorable to the holders of claims against the Company. Additionally, if the plan is not confirmed, the bankruptcy case may not continue as a Chapter 11 case and could be converted into a Chapter 7 liquidation case. If a liquidation or protracted reorganization were to occur, there is a substantial risk that our going concern value would be substantially eroded to the detriment of all stakeholders.

We may have insufficient liquidity to successfully operate our business.

The Company expects to incur significant costs as a result of the bankruptcy case. We are currently financing our operations during the reorganization using cash on hand and cash generated by operations. In the event that we do not have sufficient liquidity to fund our operations such that we need to obtain additional financing, there can be no assurance as to our ability to obtain sufficient financing on acceptable terms or at all. The challenges of obtaining financing, if necessary, would be exacerbated by adverse conditions in the general economy and the volatility and the tightness in the financial and credit markets. These conditions and our bankruptcy case would make it more difficult for us to obtain financing.

We expect that the plan of reorganization will call for the successful bidder to fund our DIP Loan and all other needs of the Company from the date of confirmation as the successful bidder until the date of closing of the transfer of ownership of our operations to the successful bidder. We expect that one of the conditions to the closing of the transfer will be the obtaining of FCC and state regulatory authority for a change in control of our operations to the successful bidder, which approval could take 90 days or more. We further expect that during this interim period, the successful bidder would seek to be responsible for oversight and control of our operations, although we expect that day to day operations will continue to be run primarily by the current management team in place. There is a risk that the conditions precedent to the ultimate disposition of our operations may not be satisfied, or that the successful bidder will lack the funds to consummate the closing as consummated (which is anticipated to require the provision of additional financing to cover obligations to critical vendors and working capital needs), which could result in a failure to close the contemplated sale. In such event, we would be required to seek another buyer for our assets, and there can be no assurances that a subsequent successful buyer could be located on terms favorable to stakeholders, as well as a risk that our operations may not be successfully run during the interim period from turn over of managerial authority of the Company to the initial bidder, until ultimate disposition of our business.

Our inability to take advantage of business opportunities during the bankruptcy case, without court approval.

Transactions outside the ordinary course of business are subject to the prior approval of the bankruptcy court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. In addition, the bankruptcy code limits our ability to incur additional indebtedness, make investments, sell assets, consolidate, merge or sell or otherwise dispose of all or substantially all of our assets or grant liens. These restrictions may place us at a competitive disadvantage. We may be unable to continue to grow our business through acquisitions and these restrictions will limit our ability to pursue pother business strategies, unless we obtain bankruptcy court approval for these transactions.

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

We have historically lost money and losses may continue. We have incurred operating losses since our inception and cannot assure you that we will achieve profitability. Through June 30, 2010, we have incurred cumulative losses of $152.5 million compared to a cumulative loss of $156.3 million through December 31, 2009. To succeed, we must continue to develop new client and customer relationships and substantially increase our revenues from sales of offerings and services. We intend to continue to expend substantial resources to develop and improve our offerings and to market our offerings and services.

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

We may need additional capital. We may need to obtain additional financing over time to fund operations and/or to strengthen our balance sheet to attract customers and to ensure credit from suppliers, the amount and timing of which will depend on a number of factors including the pace of expansion of our markets and customer relationships, development efforts and the cash flow generated by our operations. We cannot predict the extent to which we will require additional financing, and cannot assure you that additional financing will be available on favorable terms or at all times. The rights of the holders of any debt or equity we may issue in the future could be senior to the rights of shareholders, and any future issuance of equity could result in the dilution of our shareholders’ proportionate equity interests in us (including due to the full ratchet anti-dilution rights in favor of the holders of our secured debt and financing on unattractive terms). Failure to obtain financing or to obtain financing on unattractive terms could have a material adverse effect on our business.

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

See the Notes to Consolidated Financial Statements. There is a risk that the Company will be unable to meet all of the covenants contained in the loan documents, including the meeting of EBITDA covenants on the term loan, repayment and interest obligations, the obligation to timely increase the Company’s authorized common stock and to file its required Exchange Act filings on a current, ongoing basis. There is also a risk that on maturity we will lack the funds to repay the obligations. Certain debentures and warrants are convertible into common stock at prices ranging from $0.15 to $0.24 per share, with full ratchet anti-dilution protection and contain cross default provisions as it relates to our default under our other indebtedness.

Our Senior Lender had, as of December 31, 2009, entered into a forbearance agreement based upon certain covenant violations and had further blocked (pursuant to intercreditor agreements with our underlying subordinated debt lenders) certain payments required with respect to our convertible debentures issued in July and August of 2009. The forbearance agreement with our Senior Secured Lender has lapsed as of the date of the filing of the Company’s Form 10-Q for the period ended June 30, 2010 and was subsequently replaced by a DIP Loan, of which $9.25 million has been funded to date. There can be no assurances that we will be able to meet the debt service requirements or other covenants with respect to the DIP Loan; any such default could result in acceleration of the DIP Loan and liquidation or sale of the Company in order to pay off the DIP Loan.

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

We face uncertainties regarding protection of our proprietary technology. We may lack the resources to enforce any patents or other intellectual property rights we may have or a court may subsequently determine that the scope of our intellectual property protection is not as broad as presently envisioned. In any event, proprietary rights litigation can be extremely protracted and expensive and we may lack the resources to enforce our intellectual property rights. There is no patent protection for those technologies that are the subject of trade secrets, and our ability to protect such competitive advantages will be a function of many factors that are not fully within our control, including maintenance of confidentiality agreements and general efforts to keep trade secret information from coming into the public domain. Failure to protect our patents and our confidential information (as well as associated business techniques) could have a material adverse impact upon the way in which we do business.

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

If we fail to continue to meet all applicable continued listing requirements of the Over the Counter Bulletin Board Market (OTCBB), we may continue to be de-listed. According to the OTCBB rules relating to the timely filing of periodic reports with the SEC, any OTCBB issuer who fails to file a periodic report (Quarterly Report on Form 10-Q or Annual Report on Form 10-K) by the due date of such report three times during any 24-month period may be delisted from the OTCBB. Such removed issuer would not be eligible to be listed on the OTCBB for a period of one year, during which time any subsequent late filing would reset the one-year period of delisting. As we were late in filing our Annual Report on Form 10-K for the year ended December 31, 2008 our common stock was delisted from trading on the OTCBB. We were also late in filing our Form 10-Q for the period ended March 31, 2009. We were able to have trading of our common stock reinstated on the OTCBB following the bringing current of our filings for such period.

However, if we are late in filing a periodic report within the timelines mentioned above, we will not be permitted to re-list our common stock for trading for a period of one year from when such reports are brought forward. In the event our common stock is traded on Pink Sheets, the market for our common stock will be adversely affected and our liquidity and business operations may be adversely impacted.

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

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

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
Patrick C. Shutt, Chief Executive Officer

/S/ GEORGE A. KING
George A. King, Interim Chief Financial Officer

Dated: August 10, 2010

Exhibit Number	Description of Document

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. *

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Furnished herewith.