Form 10-Q
period 2010-09-30
CAPITAL GROWTH SYSTEMS INC /FL/
filed 2010-11-15
CIK 1116694

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if, any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of November 5, 2010, the issuer had outstanding 168,233,180 shares of its $0.0001 par value common stock.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Consolidated Balance Sheets as of September 30, 2010 [Unaudited] and December 31, 2009	2

	Condensed Consolidated Statements of Operations for the three and nine-month periods ended September 30, 2010 and 2009 [Unaudited]	3

	Condensed Consolidated Statements of Shareholders’ Equity (Deficit) from January 1, 2010 to September 30, 2010 and January 1, 2009 to December 31, 2009 [Unaudited]	4

	Condensed Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2010 and 2009 [Unaudited]	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	43

Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3.	Defaults Upon Senior Securities	47

Item 4.	(Removed and Reserved)	47

Item 5.	Other Information	47

Item 6.	Exhibits	47

SIGNATURES AND CERTIFICATIONS		48

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are contained principally in the sections entitled “Business” and “Management’s Discussion and Analysis and Plan of Operation.” These statements involve known and unknown risks, uncertainties, and other factors, which may cause our actual results, performance, or achievements to be materially different from any future results, performances, or achievements expressed or implied by the forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential,” and similar expressions intended to identify forward-looking statements. These statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. We discuss many of these risks in this report in greater detail under Item 1A- “Risk Factors.” These forward-looking statements represent our estimates and assumptions only as of the date of this report and we do not assume any obligation to update any of these statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value and share data)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,851	$3,377
Accounts receivable, net	4,335	9,739
Prepaid expenses and other current assets	3,922	907

Total Current Assets	12,108	14,023
Property and equipment, net	791	980
Intangible assets, net	14,696	16,462
Goodwill	1,480	1,480
Other assets	374	1,434

TOTAL ASSETS	$29,449	$34,379

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Debtor-in-possession term loan	$9,384	$—
Debt	22	16,107
Accounts payable	2,277	13,119
Accrued expenses	5,126	5,839
Deferred revenue	3,531	4,095

Total Current Liabilities	20,340	39,160
Liabilities for warrants to purchase common stock	—	17,960
Embedded derivatives of convertible debt instruments	—	28,214
Deferred income taxes	67	40
Deferred revenue, Long-term portion	—	13
Liabilities Subject to Compromise	38,224	—

Total Liabilities	58,631	85,387

COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value; 5,000,000 authorized, none issued or outstanding as of September 30, 2010 and December 31, 2009
Common stock, $.0001 par value; 350,000,000 authorized, 168,233,180 issued and outstanding at September 30, 2010 and December 31, 2009, respectively	17	17
Additional paid-in capital	106,188	105,290
Accumulated deficit	(135,254)	(156,260)
Accumulated other comprehensive income (loss)	(133)	(55)

Total Shareholders’ Equity (Deficit)	(29,182)	(51,008)

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)	$29,449	$34,379

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share data)

(Unaudited)

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2010	2009	2010	2009
REVENUES	$13,871	$16,457	$42,432	$48,578
COST OF REVENUES	10,050	12,524	31,485	37,411

GROSS MARGIN	3,821	3,933	10,947	11,167

OPERATING EXPENSES
Compensation	2,258	2,747	8,194	9,459
Travel and entertainment	255	260	925	935
Occupancy	411	413	1,181	1,230
Professional services	942	1,658	3,672	5,001
Insurance	117	79	216	240
Depreciation and amortization	680	1,139	2,044	3,415
Bad debt expense	155	162	491	439
Other operating expenses	302	254	772	699

TOTAL OPERATING EXPENSES	5,120	6,712	17,495	21,418

OPERATING LOSS	(1,299)	(2,779)	(6,548)	(10,251)
Interest expense	(4,560)	(4,322)	(15,621)	(10,511)
Registration rights and failure to file recoveries	—	1,395	—	—
Gain (loss) on warrants and derivatives	26,055	7,565	46,173	(12,262)
Gain (loss) on extinguishment of debt and conversion of debt to stock	(273)	294	(273)	(68)
Reorganization items	(2,672)	—	(2,672)	—
Income tax (expense) benefit	9	(100)	(53)	(100)

NET INCOME (LOSS)	$17,260	$2,053	$21,006	$(33,192)

INCOME (LOSS) PER SHARE OF COMMON STOCK – BASIC
Net income (loss) per share of common stock – basic	$0.10	$0.01	$0.12	$(0.20)

INCOME (LOSS) PER SHARE OF COMMON STOCK – DILUTED
Net income (loss) per share of common stock – diluted	$0.07	$0.01	$0.08	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – BASIC	168,233,180	165,492,875	168,233,180	162,807,688

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING – DILUTED	458,040,141	191,838,929	458,040,141	162,807,688

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(in thousands, except share data)

(Unaudited)

	Common Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity (Deficit)
Balance, January 1, 2009	154,281,018	$16	$101,606	$(103,426)	$7	$(1,797)
Conversion of debt to common stock	13,952,162	1	1,981	—	—	1,982
Stock-based compensation expense	—	—	1,703	—	—	1,703
Foreign currency translation adjustment	—	—	—	—	(62)	(62)
Net loss for 2009	—	—	—	(52,834)	—	(52,834)

Balance, December 31, 2009	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)

Balance, January 1, 2010	168,233,180	$17	$105,290	$(156,260)	$(55)	$(51,008)
Stock-based compensation expense	—	—	898	—	—	898
Foreign currency translation adjustment	—	—	—	—	(78)	(78)
Net income for the nine-month period ended September 30, 2010	—	—	—	21,006	—	21,006

Balance, September 30, 2010	168,233,180	$17	$106,188	$(135,254)	$(133)	$(29,182)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESION)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands, except share data)

(Unaudited)

	Nine-months periods ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$3,110	$(7,721)
Reorganization items	(1,184)	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	1,926	(7,721)

CASH FLOWS FROM INVESTING ACTIVITIES
Change in long-term deposits	125	—
Purchase of property and equipment	(89)	(170)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	36	(170)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from debtor-in-possession term loan	9,250	—
Proceeds from the issuance of debt	—	5,600
Repayment of long-term debt	(9,591)	(25)
Payment of financing costs	(1,069)	—

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(1,410)	5,575

Effect of exchange rate on cash and cash equivalents	(78)	(48)

Change in cash and cash equivalents	474	(2,364)
Cash and cash equivalents – beginning of period	3,377	4,598

Cash and cash equivalents – end of period	$3,851	$2,234

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for interest	$1,762	$1,053
Cash paid for income taxes	107	—

NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion of debt to common stock	—	2,931
Issuance of July debentures to satisfy debt obligations	1,802	400
Conversion of accounts payable to VPP debentures	—	1,207

The accompanying notes are an integral part of these condensed consolidated financial statements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements

September 30, 2010 (Unaudited)

NOTE 1. Organization and Basis of Presentation.

Description of Business

Capital Growth Systems, Inc. (CGSI) and its subsidiaries (the “Company”) operate in one reportable segment as a single source telecom logistics provider in North America and the European Union. The Company helps customers improve efficiency, reduce cost, and simplify operations of their complex global networks – with a particular focus on access networks.

Basis of Presentation

The Company’s unaudited consolidated financial statements as of and for the three and nine months ended September 30, 2010 and 2009, have been prepared in accordance with generally accepted accounting principles for interim information and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not contain all of the information and footnotes required by generally accepted accounting principles for complete financial statements. However, in the opinion of the Company’s management, all adjustments, consisting of normal, recurring adjustments, considered necessary for a fair statement have been included. The results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010. Refer to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for the most recent disclosure of the Company’s accounting policies.

The Company’s condensed consolidated financial statements include the accounts of Capital Growth Systems, Inc. (CGSI) and its wholly-owned operating subsidiaries:  20/20 Technologies, Inc. ( 20/20 ), Magenta netLogic Ltd. (Magenta) which operates in the United Kingdom, Centre Path, Inc. (Centre Path), Global Capacity Group, Inc. (GCG), Global Capacity Direct, LLC (GCD) and Global Capacity Holdco, LLC. Except where necessary to distinguish the entities, together they are referred to as the “Company.” Global Capacity Holdco, LLC was organized for the sole purpose of holding the FCC 214 licenses previously held by GCG and GCD.

All material intercompany transactions and balances have been eliminated in consolidation.

The foreign currency translation adjustments resulting from the consolidation of Magenta, the Company’s United Kingdom subsidiary, have not been significant.

Amounts, exclusive of shares and per share data, are shown in thousands of dollars unless otherwise noted.

Bankruptcy Filing and Going Concern

The accompanying condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. As of September 30, 2010, the Company’s current liabilities and liabilities subject to compromise exceeded its current assets by $46.5 million. Included in the current liabilities and liabilities subject to compromise is $20.0 million of current maturities of long-term debt, net of $23.1 million of debt discount associated with the initial fair value of related warrants and embedded derivatives and $17.3 million associated with OID and imputed interest. Cash on hand at September 30, 2010 was $3.9 million (not including $0.3 million restricted for outstanding letters of credit and tax escrow).

On July 23, 2010, the Company and its United States (“U.S.”) subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors’ Chapter 11 cases are being jointly-administered under Case No.10-12302 .The Debtors will continue to operate their business as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s subsidiary in the United Kingdom, Magenta, was not included in the filing and will continue their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.

The Company remains in possession of its assets and properties, and continues to operate its businesses. The Company has obtained and the Bankruptcy Court has approved debtor-in possession financing which will provide up to $10.25 million, of which $9.25 million was funded on August 2, 2010 (“DIP Financing”).

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

On August 2, 2010, $9.25 million was advanced to the Company by the Lenders under the terms of the DIP Financing. In addition to paying critical vendors and utility deposits, the funds were used on August 3, 2010 to pay $5.2 million to the Senior Lender (Pivotal Global Capacity, LLC or “Pivotal”) which represents payment in full of the outstanding Senior Secured Loan. Pivotal closed, on May 3, 2010, on its purchase of all the rights and obligations of the previous Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. Pivotal was assigned the same rights and obligations of the previous holder and stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C.

As of August 31, 2010 and September 30, 2010, the Company was in default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1 million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test for the month of August and the two months ended September 30, 2010 and accordingly, was in default of the DIP Loan Agreement. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both the Tranche A and Tranche B Loans is 14% per annum.

The Company is currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP Financing Agreement described in Note 7, Debtor-in-Possession Term Loan; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify its complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet its future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going-concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities.

Financial Reporting in Reorganization

Accounting Standards Codification (“ASC”) 852 Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business as well as additional disclosures. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2010. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The Company adopted ASC 852 effective on July 23, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

The Company cannot determine as of this date the manner of accounting that the Company will apply upon emergence from Chapter 11, until a Plan of Reorganization has been approved and confirmed by the Bankruptcy Court. One method of accounting that may be applied upon emergence from Chapter 11 is fresh-start accounting. Fresh-start accounting applies when the reorganization value of the assets of the emerging entity immediately before the date of confirmation is less than the total of all postpetition liabilities and allowed claims, and holders of existing voting shares immediately before confirmation receive less than 50% of the voting shares of the emerging entity.

Accounts Receivable

Accounts receivable represent amounts owed from billings to customers and are recorded at gross amounts owed less an allowance for potentially uncollectible accounts. The Company provides an allowance for potentially uncollectible accounts receivable based upon prior experience and management’s assessment of the collectability of existing specific accounts. The total reserve for uncollectible accounts was $0.8 million and $1.0 million as of September 30, 2010 and December 31, 2009, respectively. The Company’s policy is to write-off accounts receivable balances once management has deemed them to be uncollectible.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

Recurring Fair Value Measurements: Liabilities measured at fair value on a recurring basis at September 30, 2010 and December 31, 2009 are as follows, in millions:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2010
Derivative financial instruments	—	$0.0	—	$0.0
Warrant liability	—	0.0	—	0.0

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2009
Derivative financial instruments	—	$28.2	—	$28.2
Warrant liability	—	18.0	—	18.0

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

There were no assets or liabilities measured at fair value on a non-recurring basis at September 30, 2010.

Intangible assets and goodwill are tested annually, or more frequently, if a change in circumstances or the occurrence of events indicates that potential impairment exists. As a result of the Company continuing to incur operating losses and filing for Chapter 11 bankruptcy in July 2010, the Company evaluated its goodwill and other long-lived assets for impairment as of September 30, 2010. Based on the results of the impairment testing, no impairment was recorded on the Company’s goodwill and other long-lived assets as of September 30, 2010. The Company recorded an impairment charge during the fourth quarter of 2009, as detailed below.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2010	2009	2010	2009
Net income (loss), as reported	$17,260	$2,053	$21,006	$(33,192)
Foreign currency translation adjustment	(63)	2	(78)	(48)

Comprehensive income (loss)	$17,197	$2,055	$20,928	$(33,240)

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

Reclassifications

Due to the material activity in the allowance for doubtful accounts and bad debt expense, certain amounts previously reported have been reclassified to conform to the current period presentation.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

NOTE 2- Reorganization under Chapter 11

Reorganization under Chapter 11 of the Bankruptcy Code

On July 22, 2010, the Company entered into a Plan Support Agreement (“PSA”) with certain holders of its debentures. Upon entering into the PSA, on July 23, 2010, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code. The Debtors excluded from the bankruptcy filing, its wholly owned United Kingdom subsidiary, Magenta net Logic, Ltd. The Debtors have operated their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court and will continue to do so until they emerge from Chapter 11 bankruptcy proceedings, as described herein.

On July 27, 2010, the Bankruptcy Court approved certain first-day motions in the Chapter 11 Cases, including without limitation, approval of an interim order authorizing the use by the Debtor of their cash collateral, orders authorizing the payment of suppliers, wages, salaries and other benefits to employees and certain operating expenses, orders prohibiting utilities from altering, refusing or discontinuing services to Debtor, orders authorizing the continued use of the Company’s existing cash management system, orders authorizing payment of pre-petition sales, use, property and other taxes and orders authorizing debtors to continue to operate under and provide services pursuant to its Service Order with Excel Communications. On August 13, 2010, the Bankruptcy Court approved on a final basis the Debtors’ first-day motion relating to these and certain other matters.

Plan of Reorganization

On August 11, 2010, the Debtors filed a Plan of Reorganization (the “Plan”) and related Disclosure Statement with the Bankruptcy Court. On September 22, 2010, the Bankruptcy Court approved the adequacy of information contained in the Disclosure Statement and the Debtors subsequently commenced solicitation of the votes of its Lenders, Debenture Holders and other interest holders entitled to vote on the Plan.

Although the Bankruptcy Court approved the adequacy of information contained in the Disclosure Statement, the Debtors must obtain approval of the Plan from those interest holders entitled to vote on the Plan, obtain the Bankruptcy Court’s confirmation of the Plan, obtain an exit financing facility that repays the debtor-in-possession term loan in cash in full on the Plan’s Effective Date and provides working capital to the new entity upon emergence from bankruptcy and perform certain administrative actions in conjunction with the emergence from Chapter 11. There can be no assurance that the Debtors will satisfy these conditions, complete such required actions and emerge from Chapter 11 within the Debtors’ anticipated timeframe or at all.

Debtor-in-Possession Financing and Payoff of the Senior Term Loan

With the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code, the Company entered into a Debtor in Possession Loan and Security Agreement (the “DIP Loan Agreement”) with Downtown CP-CGSY, LLC (the “Tranche A Lender”), the holders of certain debentures issued by the Company (the “Pre-Petition Debenture Lenders”), and certain other investors that were approved by the Pre-Petition Debenture Lenders (collectively, the “Tranche B Lenders” and together with the Tranche A Lender, collectively, the “Lenders”). The DIP Loan Agreement was effective as of July 30, 2010 and was approved on an interim basis on that date (the “Interim Order”). On August 13, 2010, the Bankruptcy Court approved on a final basis the DIP Loan Agreement.

The DIP Loan Agreement provides for an aggregate financing of up to $10.25 million to be provided through a $3 million Tranche A Loan and a $7.25 million Tranche B Loan. See Note 7, Debtor-in-Possession Term Loan for the terms of the DIP Loan Agreement.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

On August 2, 2010, $9.25 million was advanced by the Lenders to the Debtors under the terms of the DIP Financing. The remaining $1.0 million of the total financing will be funded by the Tranche B Lenders contingent upon entry of a final order by the Bankruptcy Court approving the Loan and satisfaction by the Debtors of certain affirmative and negative covenants. The funds were used to pay, on August 3, 2010, $5.1 million in full settlement of the Senior Secured Loan due to Pivotal Global Capacity, LLC (the “Senior Lender”); assurance deposits in the amount of $3.2 million to the Debtors’ carriers and the remaining $0.8 million for critical vendors and working capital.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

As of August 31, 2010 and September 30, 2010, the Company was in Default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1 million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test and accordingly, was in default of the DIP Loan Agreement as of August 31, 2010 and September 30, 2010. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both Tranche A and Tranche B Loans is 14% per annum.

Other Matters relating to Reorganization under Chapter 11 of the Bankruptcy Code

Bankruptcy Reporting Requirements

The Company has submitted monthly operating reports to the Bankruptcy Court during the Chapter 11 Cases. These monthly reports have been prepared according to requirements of federal bankruptcy law. While the Company believes that these reports provide then-current information required under federal bankruptcy law, they are nonetheless unconsolidated, unaudited, prepared in a format different from that used in the Company’s consolidated financial statements filed under the securities laws and are only prepared for the combined Debtor entities. Accordingly, the Company believes that the substance and format of the materials does not allow meaningful comparison with its regular publicly disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court have not been prepared for the purpose of providing a basis for an investment decision relating to the Company’s securities or for comparison with other financial information filed with the Securities and Exchange Commission.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Liabilities Subject to Compromise

As described above, certain claims against the Debtors in existence prior to the Chapter 11 Cases (“pre-petition liabilities”) may be subject to compromise or other treatment under the Plan (see “Other Matters relating to Reorganization under Chapter 11 of the Bankruptcy Code”) and are reflected as liabilities subject to compromise in the accompanying condensed consolidated balance sheet. A summary of liabilities subject to compromise as of September 30, 2010 is shown below:

September 30, 2010
Liabilities Subject to Compromise
Accounts payable	$14,017
Accrued liabilities	4,204
Debt subject to compromise:
July Debentures	8,733
Amended March Debentures	4,918
November Debentures	2,404
VPP Debentures	1,006
Seller Debentures	2,942

Total liabilities subject to compromise	$38,224

Reorganization Items

Reorganization items include expenses, gains and losses directly related to the Debtors’ reorganization proceedings. For the three and nine months ended September 30, 2010, the Company incurred $2.7 million of reorganization items. The reorganization items include attorney and financial advisor fees for the Company, debenture holders and unsecured creditors, and United States Trustee fees.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Condensed Combined Debtor-in-Possession Financial Information

The financial statements shown below represent the condensed combined statements of the Debtors only and are prepared on the same basis as the accompanying condensed consolidated financial statements. The Company’s non-Debtor subsidiary, Magenta, is reflected as non-consolidated subsidiary in these financial statements. Accordingly, the net assets of the non-Debtor subsidiary is reflected as “Accumulated losses of unconsolidated non-Debtor subsidiary in excess of investment” in the balance sheet shown below, and the net loss of the non-Debtor subsidiary is reflected as “Equity in net loss of non-Debtor subsidiary” in the statement of operations shown below. Intercompany transactions between the Debtors have been eliminated. Intercompany balances between the Debtors and non-Debtor subsidiary are reflected as “Amounts due from non-Debtor subsidiary, net” in the balance sheet shown below.

CONDENSED COMBINED DEBTOR-IN-POSSESSION

BALANCE SHEET

(Non-filed entities, principally non-US subsidiary excluded from Debtor group; unaudited)

September 30, 2010
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,825
Accounts receivable, net	4,266
Prepaid expenses and other current assets	3,891

Total Current Assets	11,982
Property and equipment, net	791
Amounts due from non-Debtor subsidiary, net	3,000
Intangible assets, net	14,695
Goodwill	1,480
Other assets	375

TOTAL ASSETS	$32,323

LIABILITIES AND DEFICIT
CURRENT LIABILITIES
Debtor-in-possession term loan	$9,384
Accounts payable	2,213
Accrued expenses	5,056
Deferred Revenue	3,517

Total Current Liabilities	20,170

Accumulated losses of unconsolidated non-Debtor subsidiary in excess of investment	10,361
Deferred Income Taxes	67
Liabilities Subject to Compromise	38,224
Deficit Attributable to Debtors	(36,499)

TOTAL LIABILITIES AND DEFICIT	$32,323

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

CONDENSED COMBINED DEBTOR-IN-POSSESSION

STATEMENTS OF OPERATIONS

(Non-filed entities, principally non-US subsidiary excluded from Debtor group; unaudited)

	Three months ended September 30, 2010	Nine months ended September 30, 2010
Revenues	$13,816	$42,195
Cost of revenues	10,050	31,485

Gross margin	3,766	10,710
Operating expenses	4,894	16,365

Operating (loss)	(1,128)	(5,655)
Interest expense	4,560	15,619
Gain on warrants and derivatives	(26,055)	(46,173)
Loss on extinguishment of debt and conversion of debt to stock	273	273
Equity in net loss of non-Debtor subsidiary	171	895
Write off of non-Debtor receivable	221	924
Reorganization items	2,672	2,672
Income tax (benefit) expense	(9)	53

Net income (loss) attributable to Debtors	$17,039	$20,082

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

CONDENSED COMBINED DEBTOR-IN-POSSESSION

STATEMENTS OF CASH FLOWS

(Non-filed entities, principally non-US subsidiary excluded from Debtor group; unaudited)

Nine months ended September 30, 2010
Cash Flows from Operating Activities
Net cash provided by operating activities	$3,185
Reorganization Items	(1,184)

Net Cash Provided by Operating Activities	2,001

Cash Flows from Investing Activities
Purchase of property and equipment	(89)
Change in long-term deposit and other assets	125

Net Cash Provided by Investing Activities	36

Cash Flows from Financing Activities
Proceeds from debtor-in-possession term loan	9,250
Repayment of long-term debt	(9,585)
Payment for deferred financing cost	(1,069)

Cash Flows (Used In) Financing Activities	(1,404)

Effect of exchange rate on cash and cash equivalents	(78)

Increase in cash and cash equivalents	555
Cash and cash equivalents-beginning of period	3,270

Cash and cash equivalents-end of period	$3,825

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

NOTE 3. Recent Accounting Pronouncements.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

NOTE 4. Property and Equipment.

Property and equipment consists of the following:

	September 30, 2010	December 31, 2009
Furniture and fixtures	$343	$343
Computer equipment	979	972
Leasehold improvements	817	813
Machinery and equipment	1,670	1,630

	3,809	3,758
Accumulated depreciation	(3,018)	(2,778)

Net property and equipment	$791	$980

Depreciation of property and equipment was $ 0.1 million and $0.2 million for the three-months ended September 30, 2010 and September 30, 2009, and $0.3 million and $0.6 million for the nine-month periods ended September 30, 2010 and September 30, 2009, respectively.

NOTE 5. Intangible Assets and Goodwill.

Intangible assets were acquired in business combinations. The assets have no significant residual values. All intangible assets are subject to amortization. Gross carrying amounts, accumulated amortization, and amortization for the periods ending September 30, 2010 and December 31, 2009 for each major intangible asset class are as follows:

		September 30, 2010
	Amortization Period in Years	Gross Carrying Amount	Accumulated Amortization	Net
Developed technology	15	$8,546	$(4,360)	$4,186
Customer base	15	14,256	(3,746)	10,510

Total	13.2 weighted average years	$22,802	(8,106)	$14,696

		December 31, 2009
	Amortization Period in Years	Gross Amount	Accumulated Amortization	Impairment Losses	Net Carrying Value
Developed technology	5 to 15	$12,215	$(3,581)	$(3,669)	$4,965
Customer relationships	6 to 15	16,510	(2,759)	(2,254)	11,497

Total	13.9 weighted average years	$28,725	$(6,340)	$(5,923)	$16,462

Amortization expense related to the intangible assets was $0.6 million and $0.9 million for the three-months ended September 30, 2010 and 2009, and $1.8 million and $2.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Estimated amortization expense for intangible assets is as follows for the years ending December 31:

Remaining 3 months of 2010	$589
2011	2,141
2012	1,953
2013	1,767
2014	1,571
2015	1,392
Thereafter	5,283

Total	$14,696

As a result of the Company continuing to incur operating losses and the filing for Chapter 11 bankruptcy in July 2010, the Company evaluated its specifically identifiable intangible assets for impairment as of September 30, 2010.

Based on the results of the impairment testing, the future expected undiscounted cash flows to be generated from the Company’s intangible assets exceeded its carrying value, therefore, no impairment was recorded as of September 30, 2010.

Goodwill

Management determined that the Company had only one reporting unit for the purposes of goodwill impairment testing in 2009. The results of the annual impairment test indicated that there was a $12.5 million impairment of goodwill recorded in the fourth quarter of 2009.

The value at acquisition and current carrying value of goodwill for the acquired companies are as follows:

	September 30, 2010			December 31, 2009
	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value	Value at Acquisition	Accumulated Impairment Losses	Net Carrying Value
Total	$13,993	$(12,513)	$1,480	$13,993	$(12,513)	$1,480

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

Due to the impairment triggers noted above, the Company conducted an interim goodwill impairment test as of September 30, 2010. The fair value of the Company’s reporting unit, determined using a discounted cash flow model, was greater than its carrying value at September 30, 2010. Further, the Company has received a number of competitive bids from third parties during the bankruptcy process which are in excess of the current carrying value of the Company’s assets and accordingly no impairment of goodwill was recorded as of September 30, 2010.

Determining the fair value of a reporting unit is a matter of judgment and often involves the use of significant estimates and assumptions. The use of different assumptions could increase or decrease an impairment charge. An erosion of future business could create additional impairment in goodwill or other long-lived assets and require a significant charge in future periods.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

NOTE 6. Accrued Expenses.

Accrued expenses consist of the following:

	September 30, 2010 Pre-petition Subject to Compromise	September 30, 2010 Post-petition	December 31, 2009
Accrued carrier disputes	$627	$—	$1,661
Compensation and payroll taxes	905	866	1,067
Interest expense	—	55	620
Excise and sales taxes	—	1,833	858
Reorganization items	—	1,489	—
Professional services	—	265	997
Other expenses	2,672	618	636

Total accrued expenses	$4,204	$5,126	$5,839

The accrued expenses pre-petition as of September 30, 2010 are included in Liabilities Subject to Compromise. See Note 2 –Reorganization under Chapter 11.

As a result of the Debtors’ filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 23, 2010, the Company determined that it was most likely that the Company was not going to be able to pay in full the principal balances of the Debenture Debt and accordingly, suspended the accrual of interest on this Debt. The amount of interest that would have been accrued had the Company not suspended the accrual would have amounted to $0.2 million as of September 30, 2010.

NOTE 7. Debtor-in-Possession Term Loan.

	September 30, 2010	December 31, 2009
Tranche A	$3,000	$—
Tranche B	6,384	—

Debtor-in-possession term loan	$9,384	$—

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

The Terms of the DIP Financing are as follows:

a)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at any time. As of September 30, 2010, $3.0 million was outstanding under the Tranche A Loan and $6.4 million was outstanding under the Tranche B Loan. For the three and nine month periods ended September 30, 2010, interest expense on the DIP Term Loan was $0.2 million.

b)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

c)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date. As of September 30, 2010, the balance outstanding for the Tranche B Loan was $6.4 million which included $0.1 million of PIK interest which has been added to the principal balance.

d)	Maturity: The Borrowers shall repay any outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

e)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

f)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

g)	Financial Covenants:

a)	EBITDA of at Least:

1- Month Ended August 31, 2010	$0.1 million
2- Two Months Ended September 30, 2010	$0.2 million
3- Three Months Ended October 31, 2010	$0.3 million
4- Four Months Ended November 30, 2010	$0.45 million

b)	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c)	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d)	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

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

As of August 31, 2010 and September 30, 2010, the Company was in default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test and accordingly, was in default of the DIP Loan Agreement as of August 31, 2010 and continued through September 30, 2010. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both Tranche A and Tranche B Loans is 14% per annum.

NOTE 8. Debt.

Debt consists of the following:

	September 30, 2010 Subject to Compromise	September 30, 2010 Post- petition	December 31, 2009
Term loan, interest at the higher of prime or 5%, plus a margin of 14% (5% paid-in-kind “PIK”), due November 2010, debt discount at issuance of $2.2 million, outstanding principal balance of $8.5 million. On August 3, 2010 the outstanding principal balance plus accrued interest was paid in full. The remaining unamortized debt discount of $0.3 million was written off as part of loss on extinguishment of debt. At December 31, 2009, the outstanding principal balance was $8.5 million, plus PIK of $0.8 million, net of unamortized debt discount of $1.0 million	$—	$—	$8,314
July Debentures (1), $10.5 million, issued in July 2009 and August 2009, Original Issue Discount (OID) and Debt Discount at issuance of $4.5 million and $5.2 million, respectively, interest at the higher of prime or 5%, plus a margin of 14% (5% PIK), and due May 2011. At September 30, 2010, the net balance outstanding was subject to compromise. At December 31, 2009, the outstanding principal balance was $10.5 million plus $0.1 million PIK, net of unamortized OID and debt discount of $3.6 million and $4.1 million, respectively	8,733	—	2,931
Amended March Debentures (1), OID and debt discount at issuance of $12.4 million and $18.4 million, respectively, due March 2015, outstanding principal balance of $30.8 million at issue. At September 30, 2010, the net balance outstanding was subject to compromise. At December 31, 2009, the outstanding principal balance was $26.9 million, net of unamortized OID and debt discount of $11.0 million and $14.1 million, respectively.	4,918	—	1,764
November Debentures (1), OID and debt discount at issuance of $5.9 million and $9.0 million, respectively, due November 2015, outstanding principal balance of $14.9 million at issue. At September 30, 2010, the net balance outstanding was subject to compromise. At December 31, 2009, the outstanding principal balance was $14.9 million, net of unamortized OID and debt discount of $5.6 million and $8.5 million, respectively.	2,404	—	840
VPP Debentures (1), outstanding principal balance of $2.0 million issued in July 2009, OID and debt discount at issuance of $0.8 million and $1.2 million, respectively, and due November 2011. As at September 30, 2010 the net balance outstanding was subject to compromise. As of December 31, 2009, the outstanding principal balance was $2.0 million, net of unamortized OID and debt discount of $0.6 million and $1.0 million, respectively.	1,006	—	380
Seller Debenture (1), $4.0 million non-interest bearing, debt discount for imputed interest and conversion feature at issuance of $1.5 million and $2.0 million, respectively, due May 2011 and renewable monthly thereafter. At September 30, 2010, the net balance outstanding was subject to compromise. At December 31, 2009, the outstanding principal balance was $4.0 million, net of unamortized debt discount of $2.1 million.	2,942	—	1,851
Unsecured loans from certain employees of Magenta, interest at 8.43%, due upon demand	—	22	27

Total	20,003	22	16,107
Less: current maturities	20,003	22	16,107

Long-term portion	$—	$—	$—

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

All long-term debts are presented as current obligations as a result of the Company being in default on certain reporting and administrative covenants. The long-term debt commitments including the maturity value of original issue discount securities are $60.5 million as of September 30, 2010 and $67.7 million as of December 31, 2009. This amount does not include minimum interest due on the term note per the default clause of the agreement. As part of the Company’s formal reorganization, the Company is currently negotiating alternatives to restructure its debt instruments.

The reporting and administrative covenants established under the term note and the other debt instruments issued in November 2008 were created assuming an ongoing relationship with a significant customer. As that relationship, effectively, ended in 2009, the Company received a number of default notices and entered into a number of amendments to the loan agreements and forbearance agreements. On May 3, 2010, Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of Companies, successfully closed on its purchase of rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in terms and conditions. During the three months ended September 30, 2010, the Company paid Pivotal fees of $0.8 million including $0.7 million for due diligence fees for a future investment of $3 million by Pivotal. The company expensed the due diligence fees as the $3 million investment was not made. Additionally, Capstone Investments was paid a fee of $0.2 million for their advice with respect to this transaction.

The July Debentures, Amended March Debentures, November Debentures, VPP Debentures and Seller Debentures are all subject to compromise and full recovery by the debenture holders has been impaired as a result of the Debtors filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The outstanding balances as of September 30, 2010 are listed under “Liabilities Subject to Compromise” in Note 2 “Reorganization under Chapter 11.” Because of the uncertainty that the principal balances of the Debentures may not be paid in full, the Company has suspended the accrual of interest on the debentures as of the date of the filing of the voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 23, 2010. The amount of interest that would have been accrued had the Company not suspended interest accruals on the Debentures amounted to $0.2 million as of September 30, 2010.

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

During the period ended September 30, 2010, $3.7 million received from a customer was used to reduce the Term Loan outstanding balance.

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

On August 3, 2010, the Debtors paid Pivotal $5.1 million representing the outstanding principal balance plus accrued interest from the proceeds of the DIP Financing. The Debtors paid $0.1 million in fees.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

The estimated fair value of the warrants and embedded derivative as of the issuance date of the July Debentures, adjusted for the probability of the timing of the Authorized Share Increase, was $2.0 million and $3.2 million, respectively, and was recorded as debt discount and an increase to liabilities for warrants to purchase common stock and embedded derivative liability, respectively. The Company determined the fair value of the warrants and embedded derivative using the Black-Scholes pricing model with these average assumptions: common stock fair value of $0.16 per share, expected volatility of 152.4% for warrants and 154.5% for embedded derivatives, risk-free interest rate of 2.6% for warrants and 1.0% for embedded derivatives, expected term of 5.3 years for warrants and 1.8 years for embedded derivatives and no dividends

In addition to the OID amount, the Cash Subscription Amount of the July Debentures bears interest in an amount equal to the “Cash Subscription Amount Interest,” comprised of the sum of: (i) the prime rate of interest as announced in the Wall Street Journal (subject to a floor of 5%); plus (ii) 14% per annum (the Applicable Margin). Basic Interest (comprised of the prime rate component plus 9% of the total 14% of the Applicable Margin) is payable monthly in arrears (twenty days following the end of each month), with the remaining 5% to be paid at the option of the Company in either cash or as paid-in-kind (PIK) Interest, whereby such amount can be accrued and added to principal (in which event an additional OID factor of 75% of such amount is also added to principal of the July Debenture).

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

As required by the debenture agreement, the amount due at maturity was increased by $1.4 million during the period ended March 31, 2010, representing unpaid monthly interest of $0.5 million and additional OID amounts due on the unpaid monthly interest and the unpaid quarterly redemption payment due of $0.9 million. During the three months ended June 30, 2010, the Company had not made the required redemption payment in the month following the quarter ended March 31, 2010. During the quarter ended September 30, 2010 no interest was paid and the company suspended the accrual of interest.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

The holders of the Amended March Debentures retain the right at any time to convert up to an aggregate of $14.4 million of the face amount into common stock of the Company at $0.24 per share or up to 60.0 million shares on an as converted basis and convert up to an aggregate of $3.2 million of the face amount into common stock of the Company at $0.15 per share or up to 21.0 million shares on an as converted basis. There were no debt conversions during the nine-month period ended September 30, 2010. During the year ended December 31, 2009, holders converted $2.9 million of the Amended March Debentures into 13.9 million shares of common stock

November Debentures: On November 20, 2008, pursuant to the November Securities Purchase Agreement (SPA), the Company completed the private placement of $9.0 million of November Debentures with a maturity value of $14.9 million and due November 2015. The Company incurred $2.0 million of debt issuance costs in connection with the SPA. The November Debentures are OID securities and do not call for the payment of interest over their term. In connection with the issuance of the November Debentures, the Company recorded original issue discount of $5.9 million based upon the difference between the principal amount due at maturity of $14.9 million and the subscription amount of $9.0 million. The Company is required to make quarterly redemption payments beginning July 1, 2009 through the maturity date, at which time the remaining principal balance will also be due. The Senior Lender Intercreditor Agreement contains certain conditions to the cash payment of the quarterly redemption amounts. To the extent the Company fails to satisfy those conditions, the November Debenture holders, at their election, can accept either payment of such amount with shares of common stock, provided the Company has completed the Authorized Share Increase and met certain other conditions as defined by the November Debentures, or, alternatively, accrue the unpaid portion until maturity.

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

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

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

NOTE 9. Liability for Embedded Derivatives and Warrants.

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

As of September 30, 2010 and December 31, 2009, the fair value of the derivatives embedded in the convertible debt was $0.0 million and $28.2 million, respectively. The weighted average assumptions used to value the embedded derivative liability at September 30, 2010 were: exercise price of $.20, life of 3.4 years, volatility 0.0%, and risk free interest rate of 0.9%. As a result of the Company’s Chapter 11 filing and subsequent decline in stock price to $0.01 per share as of September 30, 2010, no future volatility was assumed as there is currently no expectation that the Company’s stock price will increase from the $0.01 per share price. At December 31, 2009, the weighted average assumptions used were: exercise price of $0.20, life of 4.1 years, volatility 155.3%, and risk free interest rate of 2.2%.

Warrants

The Company’s outstanding warrants also meet the definition of a liability based on the assessment above. The warrants are classified as a liability in the balance sheet (see “liabilities for warrants to purchase common stock”) at fair value. The warrant liability is revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as “gain or loss on

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

warrants and derivatives” in the statements of operations. As of September 30, 2010 and December 31, 2009, the fair value of the warrants was $0.0 million and $18.0 million, respectively. The weighted average assumptions used to value the warrant liability at September 30, 2010 were: exercise price of $0.23, life of 3.6 years, volatility 0.0%, and risk free interest rate of 0.83%. As a result of the Company’s Chapter 11 filing and subsequent decline in stock price to $0.01 per share as of September 30, 2010, no future volatility was assumed as there is no expectation that the Company’s stock price will increase from the $0.01 per share price. At December 31, 2009, the weighted average assumptions used were: exercise price of $0.23, life of 4.4 years, volatility 149.8%, and risk free interest rate of 2.3%.

At September 30, 2010 and December 31, 2009, respectively, the Company had 181.3 million warrants outstanding to purchase its common stock. These warrants were issued in connection with debt and equity offerings and in lieu of cash payments for services provided and became exercisable when issued. The warrants expire two to five years from date of issuance.

The table below summarizes the warrant expiration dates as of September 30, 2010:

Expiration Date	Number of Warrants (in thousands)	Range of Exercise Prices	Weighted Average Exercise Price
2010	675	$0.27-$0.35	0.306
2011	7,846	$0.25-$0.70	0.416
2012	13,000	$0.15-$0.25	0.198
2013	60,452	$0.24	0.240
2014	—	-	—
2015	99,335	$0.15-$0.24	0.209

Total warrants outstanding	181,308		0.228

All outstanding warrants expire no later than June 30, 2015.

Warrant activity from December 31, 2009 through September 30, 2010 is as follows:

	Number of Warrants (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value ($000)
Outstanding at December 31, 2009	181,308	$0.228

Outstanding at September 30, 2010	181,308	0.228	3.6	$—

There was no warrant activity during the nine-month period ended September 30, 2010.

NOTE 10. Share-Based Compensation.

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

Executive Stock Option Agreements

From time to time, the Company provides for the issuance of share-based compensation in conjunction with employment agreements or special arrangements with certain of its executives and directors. As of September 30, 2010, the Company has authorized up to 65.2 million shares to be issued under these arrangements.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Activity under the stock option plans and board approved stock grants with time based vesting for the nine-months ended September 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	23,366	$0.565
Granted	400	0.240
Exercised	—	—
Forfeited/cancelled	(283)	0.660

Outstanding at September 30, 2010	23,483	$0.558	5.9	$—

Exercisable at September 30, 2010	21,448	$0.567	5.9	$—

Time based awards generally vest 25% upon issuance and 25% on the successive three anniversary dates of the award. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model with the assumptions detailed below. The weighted average grant-date fair value of options with time based vesting granted during the nine-month periods ended September 30, 2010 and 2009 was $0.10 and $0.124, respectively. For the nine-month periods ended September 30, 2010 and 2009, respectively, the Company recognized compensation expense for stock option awards totaling $0.6 million and $ 1.5 million, respectively. In the three-month period ended September 30, 2010 and 2009, compensation expense was $0.1 million and $0.6 million, respectively. At September 30, 2010, unamortized compensation associated with time-based options totaled $0.6 million with a remaining weighted average amortization period of 0.6 years.

Activity under the stock option plans and board approved stock grants with performance-based vesting for the nine-months ended September 30, 2010 is as follows:

	Shares (in thousands)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	14,367	$0.488
Granted	—	—
Exercised	—	—
Forfeited/cancelled	—	—

Outstanding at September 30, 2010	14,367	0.488	4.0	$—

Exercisable at September 30, 2010	1,333	$0.57	5.0	$—

Performance based awards generally vest 33% to 50% upon attaining targeted revenue growth, gross profit margins and continued employment with the Company. The Company estimates the fair value of stock option grants using the Black-Scholes pricing model. There were no performance options issued during the nine-month period ended September 30, 2010. For the nine-month periods ended September 30, 2010 and 2009, respectively, the Company recognized compensation expense for performance-based stock option awards totaling $0.2 million and $0.1 million, respectively. For the three-month period ended September 30, 2010, the Company did not recognize any compensation expense for performance- based stock option awards and no shares were cancelled. During the three-months ended September 30, 2009, compensation expense was reduced by $0.1 million as performance criteria was not attained and 0.9 million shares were cancelled. At September 30, 2010, unamortized compensation associated with performance-based options totaled $4.9 million with a remaining weighted average amortization period of 1.2 years.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

The assumptions used to calculate the fair value of stock option grants issued are as follows:

Nine-month period ended September 30, 2010
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

No options were exercised during the nine-month period ended September 30, 2010. No tax benefit has been recorded related to stock-based compensation expense.

NOTE 11. Shareholders’ Equity (Deficit).

The Company’s authorized common stock entitles holders to one vote for each share held of record. As of September 30, 2010, the Company has authorized 350 million shares of the $.0001 par value common stock. During the three and nine-month periods ended September 30, 2010, the Company did not issue any shares of common stock.

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

The Company has previously entered into non-employee service agreements and as a contract incentive agreed to issue common stock of 2.3 million and 2.0 million shares, respectively. The shares were earned as of the effective date of the agreements and, except for a breach of contract, are non-forfeitable. Under the 2009 and 2008 contract incentive, although earned, shares are not issuable until the Authorized Share Increase expected in 2010. No additional non-employee service agreements requiring share issuance were entered into during the three and nine-month periods ended September 30, 2010.

NOTE 12. Income Taxes.

The Company did not identify any uncertain tax positions as of September 30, 2010 and December 31, 2009. The Company recognizes potential accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense. To the extent interest and penalties are not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. The Company recorded no interest and penalties during the nine-month period ended September 30, 2010 and the year ended December 31, 2009 nor had any accrued interest or penalties as of these dates. The Company is no longer subject to U.S. Federal tax examinations by tax authorities for tax years before 2006. The Company is open to state tax audits until the applicable statutes of limitations expire.

The current tax expense for the three and nine months ended September 30, 2010 relates to state income taxes imposed primarily to GCD as a result of its profitability from a separate company tax perspective. The deferred tax expense relates to book and income tax basis difference in goodwill created in the GCD acquisition. For the three months ended September 30, 2010, the Company recognized an income tax benefit of $0.009 million and recognized income tax expense of $0.05 million for the nine months ended September 30, 2010. There was a $0.1 million tax provision recorded for the three and nine months ended September 30, 2009. The tax provision includes state income taxes but is primarily related to deferred tax expense arising from the book and income tax basis difference in goodwill from the GCD acquisition which occurred in November 2008.

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The Company has Federal net operating loss (NOL) carry forwards of $68.5 million in the United States (U.S.) and foreign (U.K.) NOL carry forwards of $10.0 million at

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

September 30, 2010 and December 31, 2009. The Federal NOL and credit carry forwards have been reduced to reflect approximate annual limitations under Internal Revenue Code Sections 382 and 383 as a result of the various subsidiary stock acquisitions in prior years. It is likely subsequent equity changes have since occurred to further limit the utilization of these NOLs and credit carry forwards.

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

NOTE 13. Income (Loss) per Share.

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

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2010	2009	2010	2009
Diluted EPS Computation

Net Income (Loss)	$17,260	$2,053	$21,006	$(33,192)

Add back:
Unamortized debt discount and deferred financing costs	25,751	—	30,398	—
Interest on convertible debentures	3,836	336	11,440	—
Gain on embedded derivatives – convertible debt instruments	(15,381)	(2,133)	(28,214)	—

Total add-backs	14,206	(1,797)	13,624	—

Net income (loss), adjusted	$31,466	$256	$34,630	$(33,192)

Net income (loss) applicable to common shareholders – Diluted	$31,466	$256	$34,630	$(33,192)

Weighted average common shares outstanding – Basic	168,233,180	165,492,875	168,233,180	162,807,688
Dilutive effect of common stock equivalents – convertible debentures	289,806,961	26,346,054	289,806,961	—

Weighted average common shares outstanding and common stock equivalents	458,040,141	191,838,929	458,040,141	162,807,688

Earnings per share:
Basic	$0.10	$0.01	$0.12	$(0.20)
Diluted	$0.07	$0.01	$0.08	$(0.20)

The diluted earnings per share calculation includes the add-back of interest expense, unamortized debt discount and deferred financing costs and derivative/warrant gain, or (loss) on convertible debentures.

Potentially dilutive shares, which were excluded in computing diluted loss per share, as their inclusion would have had an anti-dilutive effect on the net income (loss) per share, are as follows:

	Three-month periods ended September 30,		Nine-month periods ended September 30,
	2010	2009	2010	2009
Stock options	37,991,199	62,623,702	37,991,199	62,623,702
Warrants	181,308,076	190,285,389	181,308,076	190,285,389
Convertible debentures	—	189,603,585	—	242,103,585

	219,299,275	442,512,676	219,299,275	495,012,676

NOTE 14. Commitments and Contingencies.

Operating and Capital Leases: The Company has entered into or assumed certain non-cancelable operating and capital lease agreements related to office and warehouse space, equipment, and vehicles. Total rent expense under operating leases, net of sublease income, was $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively and $0.7 million and $0.8 million for the nine-month periods ended September 30, 2010 and 2009, respectively.

Future contractual obligations are as follows for the years ending December 31:

Operating Leases
Remaining 3 months of 2010	$251
2011	999
2012	507
2013	179
Thereafter	—

Total	$1,936

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

Subsequent to the filing of voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, the Bankruptcy Court granted the Debtors’ Motions for the rejection of two office leases which on a combined basis amounted to $0.07 million of future rent. Accordingly, these future rent payments are not included in the future contractual obligations schedule stated above.

On February 1, 2010, the Company entered into a Separation and Transition Services Agreement with the former Chief Financial Officer (“CFO”) and committed to issue a warrant to purchase 5.0 million shares of the Company’s common stock at $0.24 per share. Under the Separation and Transition Services Agreement, the Company is prohibited from issuing the warrant until receiving the consent of the Subordinated Debenture holders or after all Subordinated Debentures have been satisfied by conversion to common stock or full payment has been made. Because the Company cannot determine if, and when, consent of the Subordinated Debenture holders will be obtained or the Subordinated Debenture balances will be satisfied, uncertainty exists concerning the warrant issuance date and term. As a result, no value has been assigned to this transaction in the financial statements.

Simultaneous with the execution of the Separation and Transition Services Agreement entered into by the Company with the former CFO, the Company entered into a Consulting Agreement (“Agreement”) with him. The Agreement provides for a total of $0.4 million to be paid to the former CFO in twenty-four equal semi-monthly installments. The Agreement commences on February 15, 2010 and will terminate on January 31, 2011 unless both parties agree to extend the Agreement beyond the termination date. As of September 30, 2010 the Company has paid $0.3 million to the former CFO in accordance with the terms of the Separation and Services Agreement. Further, the Company as of September 30, 2010 has paid $0.1 million to the former CFO under the Consulting Agreement. As of September 30, 2010, the balance due under the Separation and Service Agreement was $0.2 million.

The Company is also involved in various legal actions arising in the ordinary course of business and matters related to the Company’s bankruptcy filing which are under review of the bankruptcy court. In the opinion of management, the ultimate disposition of those matters will not have a material adverse effect on our consolidated financial position or the results of operations.

NOTE 15. Related Parties.

Certain of the Company’s significant shareholders, directors and executive officers perform financing and other services for the Company and have made loans to the Company or otherwise participated in financing transactions.

Aequitas Capital Management, Inc., together with its affiliates owned 13.4 million shares or approximately 8% of the Company’s outstanding common stock and held warrants to purchase 25.0 million shares of the Company’s common stock as of September 30, 2010. At September 30, 2010, the Company was indebted to Aequitas for debentures issued for a subscription amount of $5.7 million which at maturity have a face amount of $9.8 million. The Company also owed Aequitas $0.3 million of accounts payable at September 30, 2010.

During the nine-month period ended September 30, 2010, Aequitas was issued additional July Debentures with a face amount of $0.7 million as a result of the Company not making scheduled interest and OID payments on the July Debentures and Aequitas’ funding of the cash subscription amount for such additional July Debentures. Also during the nine months ended September 30, 2010 and September 30, 2009, in connection with advisory services provided, the Company incurred fees of $0.09 million and $0.03 million, and made cash payments of $0.06 million and $0.02 million, respectively.

In 2009, the Company designated Aequitas as Collateral Agent to administer the July Securities Purchase Agreement. Aequitas was entitled to a Collateral Agent Fee of $0.3 million. As of September 30, 2010, $0.2 million of the Collateral Agent Fee remains unpaid. The Company also incurred $0.05 million to Aequitas for expenses incurred in connection with the July Securities Purchase Agreement.

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

During the nine months ended September 30, 2010, a significant shareholder was issued additional July Debentures with a face amount of $0.1 million as a result of the Company not making scheduled interest and OID payments on the July Debentures.

NOTE 16. Business Concentration.

During the nine-month period ended September 30, 2010 and 2009, a major customer represented $12.1 million (29%) of total revenues and $7.0 million (14%) of total revenues, respectively.

At September 30, 2010 and December 31, 2009, a major customer represented $1.2 million (29%) and $1.0 million (11%) of accounts receivable, respectively. A different major customer represented $0.7 million (17%) and $1.1 million (11%) of accounts receivable at September 30, 2010 and December 31, 2009. At December 30, 2009, a third customer represented $3.7 million (38%) of accounts receivable.

CAPITAL GROWTH SYSTEMS, INC. AND SUBSIDIARIES

(DEBTOR-IN-POSSESSION)

Notes to Interim Condensed Consolidated Financial Statements—(Continued)

September 30, 2010 (Unaudited)

NOTE 17. Geographic and Other Information.

Revenues generated outside the United States for the three- month periods ended September 30, 2010 and 2009 totaled $0.4 million and $0.3 million, respectively, and for nine-month periods ended September 30, 2010 and 2009 totaled $1.1 million and $0.8 million, respectively. Substantially all of the Company’s international revenue was generated in the European Union, Canada and Central America. As of September 30, 2010 and December 31, 2009, the Company’s international identifiable assets outside the United States totaled approximately $0.1 million and $0.4 million, respectively. All of the Company’s international identifiable assets were located in the United Kingdom.

The Company’s management team views the operations of  20/20, Magenta, CentrePath, GCG, CGSI, and GCD as a single operating segment, for which it prepares discrete financial statement information and is the basis for making decisions on how to allocate resources and assess performance. All of the Company’s products and services are part of an integrated suite of offerings within telecom logistics solutions. Customer offerings are grouped into two categories: Optimization Solutions and Connectivity Solutions. Customers may buy one or both of these product offerings.

NOTE 18. Subsequent Events.

On October 5, 2010, the Company filed notice with the Bankruptcy Court revising the bid procedures that govern the October 14, 2010 auction that was held to sell the assets of the Company. The revised bid procedures provide for an open auction with no stalking horse bid. The exclusivity period for making a stalking horse bid lapsed.

The Debtors entered into debtor-in-possession financing with a Tranche A Lender that funded $3.0 million of secured financing and a consortium of Tranche B Lenders (comprised of prior secured lenders to the Debtors) who advanced $6.25 million in the aggregate to the Debtors. An affiliate of the Tranche B Lenders, Global Acquisition Newco Corp. (“GAC”), was formed for the purpose of making a stalking horse bid to purchase the assets of the Debtors. With the lapsing of the exclusive period for making the stalking horse bid, GAC requested that the Debtors extend the dates for the critical steps toward the sale of the Debtors’ assets. In response to this request, the Debtors agreed to modify the Bidding Procedures to extend the dates for the following events associated with the upcoming auction of the Debtors’ assets.

Date	Event

October 18, 2010	Outside date for submission of bids to become qualified bidders

October 21, 2010	Auction for assets at offices of Shefsky & Froelich Ltd. In Chicago, Il.

October 28, 2010	Hearing for approval of auction bidders at Bankruptcy Court in Wilmington, De.

November 2, 2010	Confirmation hearing at Bankruptcy Court in Wilmington, De.

On October 21, 2010, the Debtors commenced the auction for the sale of the Debtors’ assets. The bidding process was commenced but not concluded. The auction was reconvened in New York City at the offices of Olshan Grundman Frome Rosenzweig & Wolosky LLP on Monday, October 25, 2010 and concluded on that date.

On November 2, 2010, the Bankruptcy Court deferred the selection of a winning bid until November 19, 2010.

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

On July 23, 2010, the Company and its United States (“U.S.”) subsidiaries (the “Debtors”) filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). The Debtors will continue to operate their business as “debtors-in-possession” under the supervision of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. The Company’s subsidiary in the United Kingdom was not included in the filing and will continue their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code. See Note 2, Reorganization under Chapter 11.

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

We have assembled a vast global knowledge base of critical information with respect to tariffs, competitive pricing, physical locations of facilities, and carriers connected to such buildings and nearby points of presence. We also have combined this information with sophisticated software tools and algorithms to enable us to often obtain automated “best of breed” connectivity solutions in seconds, rather than weeks or months. This ability to automate the “supply chain” of connectivity provides the Company with a competitive advantage. This process also requires continuous refreshing, updating, and validation of data and is therefore a continually evolving process to stay current with changing information and new information. This requirement to constantly acquire and manage new and updated data sets, combined with the Company’s investment in systems, tools, and processes, provides the basis for the Company’s unique positioning as a telecom logistics company.

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

Financial Performance

The Company reported operating losses of $1.3 million and $2.8 million for the three months ended September 30, 2010 and 2009, respectively, and $6.5 million and $10.3 million for the nine-months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, the Company’s current liabilities including liabilities subject to compromise exceeded its current assets (working capital deficiency) by $46.5 million. Included in the current liabilities is $9.4 million of current maturities of DIP financing. Cash on hand at September 30, 2010 was $3.9 million (not including $0.3 million restricted cash for outstanding letters of credit and tax escrow). Cash provided by (used in) operating activities was $1.9 million and $(7.7) million for the nine-month period ended September 30, 2010 and 2009, respectively. The Company’s net working capital deficiency, accumulated deficit and recurring operating losses raise substantial doubt about its ability to continue as a going concern.

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

As of August 31, 2010 and September 30, 2010, the Company was in default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1 million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test for the month of August and the two months ended September 30, 2010 and accordingly, was in default of the DIP Loan Agreement. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both the Tranche A and Tranche B Loans is 14% per annum.

Critical Accounting Policies and Estimates

The Company adopted Accounting Standard Codification (“ASC”) 852 Reorganizations (“ASC 852”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish between transactions and events that are directly associated with the reorganization proceedings and the ongoing operations of the business as well as additional disclosures. Revenues, expenses, realized gains and losses, and provisions for losses that can be directly associated with the reorganization and restructuring of the business must be reported separately as reorganization items in the statements of operations beginning in the quarter ending September 30, 2010. The balance sheet must distinguish pre-petition liabilities subject to compromise from both those pre-petition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statements of cash flows. The Company adopted ASC 852 effective on July 23, 2010 and will segregate those items as outlined above for all reporting periods subsequent to such date.

There has been no other changes to our critical accounting policies and estimates contained in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed for the year ended December 31, 2009.

Results for the three-month period ended September 30, 2010 compared to 2009

Total revenues for the three-month period ended September 30, 2010 were $13.9 million compared to $16.5 million for the same period in 2009, representing a 16 % decrease. This decrease is primarily due to disconnects from three major customers resulting from a shift in circuitry strategy.

Revenues generated from Optimization Solutions totaled $2.5 million for the three-month periods ended September 30, 2010 and 2009, which represents optimization consulting, automated pricing software, remote management services, and professional services. The Connectivity Solutions business recorded $11.4 million for the three-month period ended September 30, 2010 compared to $14 million for the same period in 2009, which is from the delivery of turn-key global networks and system management services.

The consolidated gross margin rate was 28% for the three-month period ended September 30, 2010 compared to 24% for the same period in 2009. This increase was driven primarily by an improvement in the Optimization Solutions margins from lower costs and partially offset by a decrease in the Connectivity Solutions margin. Optimization Solutions’ gross margin totaled $(0.1) million or (4%) for the three-month period ended September 30, 2010 as compared to $1.4 million or 57% for the same period in 2009. Connectivity Solutions’ margin totaled $3.9 million or 34 % compared to $2.5 million or 18% for the same period in 2009.

Operating expenses for the three-months ending September 30, 2010 and 2009 consist of the following:

	Three-month periods ended September 30,
	(in thousands)
	2010	2009
Compensation	$2,258	$2,747
Professional services	942	1,658
Depreciation and amortization	680	1,139
Other operating expenses	1,240	1,168

Total operating expenses	$5,120	$6,712

Compensation expense decreased $0.5 million (18%) for the three-month period ended September 30, 2010 as compared to 2009. Included in compensation expense for 2010 and 2009 are non-cash charges of $0.1 million and $0.8 million, respectively, related to stock-based compensation. The decrease in compensation expense was due primarily to the reduction of 16 staff positions since September 30, 2009 and the decrease of $0.7 million in non-cash charges related to the accounting treatment of stock option grants.

Professional services decreased $0.7 million (43%) for the three-month period ended September 30, 2010 as compared to 2009. The decrease was primarily the result of an in depth review of the requirement for all professional services and renegotiation of rates.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $0.5 million (40%) for the three-month period ended September 30, 2010 as compared to September 30, 2009. This decrease was due primarily to the write down of certain intangible assets in the fourth quarter of 2009.

Other operating expenses were essentially the same for the three-month period ended September 30, 2010 as compared to the same period for 2009. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the three-month period ended September 30, 2010 reflect interest expense of $4.6 million, an increase of $0.3 million from the three-month period ended September 30, 2009 amount of $4.3 million. Interest expense for the three-month periods ended September 30, 2010 and 2009 includes $3.9, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense for the three-month period ended September 30, 2010 also includes $0.7 million of accrued interest.

Results for the three-month period ended September 30, 2010 reflect a gain on warrants and derivatives of $26.1 million compared to a gain of $7.6 million for the comparable period in 2009. The current year’s gain was driven primarily by the $0.07 decrease in the period end price of the Company’s stock as of September 30, 2010 as compared to the June 30, 2010 closing price of the Company’s stock and the lack of expected future volatility of the Company’s stock price due to the Chapter 11 bankruptcy filing. The 2009 gain on warrants and derivatives was driven primarily by the $0.03 decrease in the per share closing price of the Company’s stock as of September 30, 2009 as compared to the June 30, 2009 closing price. The warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Results for the three-month period ended September 30, 2010 reflect a loss on the extinguishment of debt of $(0.3) million as compared to a gain of $0.3 million for the comparable period in 2009. The loss was due to the write off of unamortized deferred financing costs related to the Senior Secured Term Loan which was paid in full on August 3, 2010 in advance of the Term Loan’s due date of November 10, 2010.

Reorganization items, net for the three-month period ended September 30, 2010 were $2.7 million. These expenses represent professional and other fees incurred in connection with the Company’s filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 23, 2010.

Results for the nine-month period ended September 30, 2010 compared to 2009

Total revenues for the nine-month period ended September 30, 2010 were $42.4 million compared to $48.6 million for the same period in 2009, representing a 13 % decrease. This decrease is primarily due to disconnects from three major customers resulting from a shift in circuitry strategy.

Revenues generated from Optimization Solutions totaled $7.4 million for the nine-month period ended September 30, 2010 compared to $7.1 million for the same period in 2009, which represents optimization consulting, automated pricing software, remote management services, and professional services, representing a 4% increase. The Connectivity Solutions business recorded $35.0 million for the nine-month period ended September 30, 2010 compared to $41.5 million for the same period in 2009, which is from the delivery of turn-key global networks and system management services, representing a 16% decrease.

The consolidated gross margin rate was 26 % for the nine-month period ended September 30, 2010 compared to 23% for the same period in 2009. This increase was driven primarily by the improvement in the margins from Connectivity Solutions as a result of lower costs. Optimization Solutions’ gross margin totaled ($0.7) million or (9%) for the nine-month period ended September 30, 2010 as compared to $3.5 million or 49% for the same period in 2009. Connectivity Solutions’ margin totaled $11.6 million or 33 % compared to $7.7 million or 18% for the same period in 2009.

Operating expenses for the nine-months ended September 30, 2010 and 2009 consist of the following:

	Nine-month periods ended September 30,
	(in thousands)
	2010	2009
Compensation	$8,194	$9,459
Professional services	3,672	5,001
Depreciation and amortization	2,044	3,415
Other operating expenses	3,585	3,543

Total operating expenses	$17,495	$21,418

Compensation expense decreased $1.3 million 13% for the nine-month period ended September 30, 2010 as compared to 2009. Included in compensation expense for 2010 are non-cash charges of $0.9 million related to the accounting treatment of certain stock option grants as compared to $1.5 million for the same period in 2009. The decrease in compensation expense was due to the decrease of $0.7 million in non cash charges related to the treatment of stock option grants and by a reduction of 16 staff positions since September 30, 2009.

Professional services decreased $1.3 million (27%) for the nine-month period ended September 30, 2010 as compared to the nine-month period ended September 30, 2009, due to fewer advisory fees incurred and stronger controls over the utilization of outside services.

Depreciation and amortization expense relates primarily to the Network Operating Center in the suburbs of Boston and the fair value assigned to the Company’s intellectual property. Depreciation and amortization decreased by $1.4 million (40%) for the nine-month period ended September 30, 2010 as compared to September 30, 2009. This decrease was due primarily due to impairment of certain intangible assets in the fourth quarter of 2009.

Other operating expenses were essentially the same for the nine-month period ended September 30, 2010 as compared to the same period for 2009. Any significant increase in future operating costs is expected to be a direct result of a corresponding increase in revenues, excluding any additional stock-based compensation expense. Any significant increase in revenues is anticipated to outpace the increase in related operating costs.

Results for the nine-month period ended September 30, 2010 reflect interest expense of $15.6 million, an increase of $5.1 million from the nine-month period ended September 30, 2009 amount of $10.5 million. Interest expense for the nine-month periods ended September 30, 2010 and 2009 includes $11.7 million and $8.9 million, respectively, related to the amortization of the fair value assigned to the warrants and embedded derivatives issued with debt. Interest expense for the nine-month period ended September 30, 2010 also includes $2.2 million of accrued interest and $1.7 million of fees incurred with respect to debt financings and exploring additional financing options.

Results for the nine-month period ended September 30, 2010 reflect a gain on warrants and derivatives of $46.2 million compared to a loss of $12.3 million for the comparable period in 2009. The current year’s gain was driven primarily by the $0.11 decrease in the period end price of the Company’s stock as of September 30, 2010 as compared to the December 31, 2009 closing price of the Company’s stock and the lack of expected future volatility of the Company’s stock price due to the Chapter 11 bankruptcy filing. The 2009 loss on warrants and derivatives was driven primarily by the $0.04 increase in the period end closing price of the Company’s stock as compared to the December 31, 2008 closing price. The warrant and embedded derivatives liabilities are revalued at each balance sheet date and marked to fair value with the corresponding adjustment recognized as gain or loss on warrants and derivatives in the statement of operations.

Results for the nine-month period ended September 30, 2010 reflect a loss on extinguishment of debt of $(0.3) million as compared to a loss of $(0.07) million for the comparable period in 2009. The loss in 2010 was due to the write off of unamortized deferred financing costs related to the Senior Secured Term Loan which was paid in full on August 3, 2010 in advance of the Loan’s maturity date of November 10, 2010.

Reorganization items, net for the nine month period ended September 30, 2010 were $2.7 million. These expenses represent professional and other fees incurred in connection with the Company’s filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 23, 2010.

Liquidity and Capital Resources

Cash provided by operating activities for the nine-month period ended September 30, 2010 was $1.9 million. The primary variance between the net income of $21.0 million and net cash provided by operating activities for the nine-month period ended September 30, 2010 was due to non-cash charges from amortization and depreciation of $2.0 million, amortization of debt discount, interest paid-in-kind, and OID of $11.7 million, stock-based compensation of $0.9 million, amortization of deferred financing costs of $1.7 million, and the addback of the gain due to the change in fair value of embedded derivatives and warrants of $46.2 million. There was a reduction in accounts receivable of $5.3 million, mainly due to the collection of the BT settlement proceeds during the first quarter.

Cash (used in) operating activities in the amount of $(7.7) million for the nine-month period ended September 30, 2009 was due to a loss of $33.2 million. The variance between the loss and net cash used in operating activities during the nine-month period ended September 30, 2009 was primarily due to the non-cash charges of $1.5 million for stock-based compensation, $3.4 million of depreciation and amortization, a $1.5 million non-cash extinguishment of debt, $12.3 million from the change in fair value of embedded derivatives and warrants, and $5.1 million of amortization of debt discounts, interest paid-in-kind, and OID.

The cash provided by (used in) investing activities during the nine-month period ended September 30, 2010 and 2009 was $0.04 million and $(0.2) million, respectively. Capital expenditures in both 2010 and 2009 consisted primarily of computer-related equipment. Although we currently do not anticipate any significant capital expenditures in the near future, we may have a need to make similar additional capital expenditures related to the integration of our operations.

Net cash (used in) provided by financing activities during the nine-month period ended September 30, 2010 and 2009 was $(1.4) million and $5.6 million, respectively. During the nine-month period ended September 30, 2010 there was a $9.6 million repayment of debt to the Senior Lender and payment of $1.0 million for financing costs which were offset by proceeds of $9.3 million from DIP financing. During the nine month period ended September 30, 2009, the Company received proceeds from debenture offerings of $5.6 million.

The accompanying condensed consolidated statements have been prepared on a going concern basis, which contemplates the realization of its assets and the discharge of its liabilities in the normal course of business for the foreseeable future. As of September 30, 2010, the Company’s current liabilities and liabilities subject to compromise exceeded its current assets by $46.5 million. Included in the current liabilities is $9.4 million of current maturities of DIP financing. Cash on hand at September 30, 2010 was $3.9 million (not including $0.3 million restricted for outstanding letters of credit and tax escrow).

On May 3, 2010 Pivotal Global Capacity, LLC, an affiliate of the Pivotal Group of companies engaged in the private equity business and based in Phoenix, Arizona (“Pivotal”), successfully closed on its purchase of all the rights and obligations of the Senior Lender (ACF CGS, L.L.C.) with respect to the Term Loan and Security Agreement dated November 19, 2008, as amended, with no changes in the terms and conditions. Pivotal had been assigned the same rights and obligations of the previous holder and has stepped into the role as the new Senior Lender in the same capacity as ACF CGS, L.L.C. See below for details of this transaction which discusses the subsequent pay off of this Term Loan.

On July 23, 2010, the Company and certain of its subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The Company remains in possession of its assets and properties and continues to operate its businesses. The Company has obtained and the Bankruptcy Court has approved debtor-in possession financing (“DIP Financing”).

The July Debentures, Amended March Debentures, November Debentures , VPP Debentures and Seller Debentures are all subject to compromise and full recovery by the debenture holders has been impaired as a result of the Debtors filing voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code. The outstanding balances as of September 30, 2010 are listed under “Liabilities Subject to Compromise” in Note 2 “Reorganization under Chapter 11”. Because of the uncertainty that the principal balances of the debentures may not be paid in full, the Company has suspended the accrual of interest on the debentures as of the date of the filing of the voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code on July 23, 2010. The amount of interest that would have been accrued had the Company not suspended interest accrual on the debentures amounted to $0.2 million as of September 30, 2010.

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

The DIP Financing provides for the following:

a)	Borrowers: Global Capacity Group, Inc. and the other debtors, as debtors-in –possession.

b)	DIP Lenders: Downtown Capital or its nominee, and the certain holders of the Junior Debentures.

c)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at anytime.

d)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

e)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date.

f)	Maturity: The Borrowers shall repay ant outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

g)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

h)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

i)	Financial Covenants:

a)	EBITDA of at Least:

1- Month Ended August 31, 2010	$0.1 million
2- Two Months Ended September 30, 2010	$0.2 million
3- Three Months Ended October 31, 2010	$0.3 million
4- Four Months Ended November 30, 2010	$0.45 million

b)	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c)	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d)	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

Prior to making the filings, the Debtors entered into a Plan Support and Restructuring Agreement (the “Plan”) with the Junior Debentures which provides a plan for the Debtors’ exit out of Bankruptcy. In accordance with the terms of the Plan, the holders of the Junior Debentures can credit bid to purchase the assets of the Debtors all or some of the liens and pre-petition amounts due under the Debentures including accrued OID and Tranche B amounts due under the DIP Facility plus accrued interest.

On August 2, 2010, $9.3 million was advanced to the Company by the Lenders under the terms of the DIP Financing. In addition to paying critical vendors and utility deposits, the funds were used to pay $5.2 million to the Senior Secured Lender (Pivotal Global Capacity, LLC or “Pivotal”) which represents payment in full of the outstanding Senior Secured Loan.

As of August 31, 2010 and September 30, 2010, the Company was in default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1 million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test for the month of August and the two months ended September 30, 2010 and accordingly, was in default of the DIP Loan Agreement. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both the Tranche A and Tranche B Loans is 14% per annum.

The Company is currently operating pursuant to Chapter 11 under the Bankruptcy Code and continuation of the Company as a going concern is contingent upon, among other things, the Company’s ability (i) to comply with the terms and conditions of the DIP Financing Agreement described above; (ii) to develop a plan of reorganization and obtain confirmation under the Bankruptcy Code; (iii) to reduce unsustainable debt and other liabilities and simplify the its complex and restrictive capital structure through the bankruptcy process; (iv) to return to profitability; (v) to generate sufficient cash flow from operations; and (vi) to obtain financing sources to meet its future obligations. These matters create uncertainty relating to the Company’s ability to continue as a going concern. The accompanying condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or liabilities that might result from the outcome of these uncertainties. In addition, any plan of reorganization could materially change amounts reported in the Company’s condensed consolidated financial statements, which do not give effect to any adjustments of the carrying value of assets and liabilities.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements and their expected impact on our future consolidated results of operations or financial condition, see the Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements in place as of September 30, 2010 or December 31, 2009.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

NOT APPLICABLE

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Interim Chief Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the Company’s third fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

From time to time, we are involved in various legal matters arising in the ordinary course of business. In the opinion of Management, the ultimate disposition of such matters will not have a material adverse effect on our consolidated financial position or the results of operations.

On July 23, 2010, Capital Growth Systems, Inc. (CGSIQ.OB) (the “Company”) and its domestic subsidiaries filed voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court in the District of Delaware. The Debtors will continue to operate their business as debtors-in-possession under the jurisdiction of the bankruptcy court and in accordance with the applicable provisions of the Bankruptcy Code. The bankruptcy court approved the Company’s motion to have the Chapter 11 cases jointly administered under Case No.10-12302. The Company’s subsidiary in the United Kingdom was not included in the filings and will continue to operate their business without supervision from the Bankruptcy Court and will not be subject to the requirements of the Bankruptcy Code.

Plan Support and Restructuring Agreement.

Prior to making these filings, we entered into a Plan Support and Restructuring Agreement (“Plan”) with the Junior Debentures which provides a plan for the Debtors’ exit out of bankruptcy. Pursuant to the Plan, the parties agreed to the terms of a pre-negotiated consensual plan of reorganization to be filed with the Bankruptcy Court. Pursuant to the Plan, the parties thereto have agreed to support a financial reorganization of the Debtors consistent with the terms and conditions set forth in the term sheets attached as Exhibit A to the Plan Support and Restructuring Agreement.

The Terms of the Plan Support and Restructuring Agreement include:

a)	The Participating Debenture Holders will form a Newco with which to purchase the assets of the Company.

b)	A $10.25 million DIP Facility will be provided for the purpose of;

1-	Pay in full the Senior Secured Lender and

2-	Pay critical vendors and utility deposits.

c)	If Newco is winning bidder, Newco will purchase assets of the Company.

The DIP Financing provides for the following:

a)	Borrowers: Global Capacity Group, Inc. and the other debtors, as debtors-in –possession.

b)	DIP Lenders: Downtown Capital or its nominee, and the certain holders of Junior Debentures.

c)	DIP Facility/Availability: upon entry of the Interim Order, an initial advance of: (i) $9.25 million (consisting of a $3 million Tranche A Loan and $6.25 million Tranche B Loan), (ii) such additional amount as may be agreed to by Downtown Capital in writing, or (iii) such other sum as is approved by the Bankruptcy Court on an interim basis. Upon entry of a Final Order, up to $10.25 million outstanding at any time.

d)	Purpose: Principally short-term working capital, utility deposits, critical vendor payments, payment of pre-petition secured indebtedness of Secured Lien Lender.

e)	Financial Terms: Interest on Tranche A Loan will be payable at the end of each month in arrears at 12% per annum. Interest on the Tranche B Loan, including PIK interest added to the principal amount of the Tranche B Loans, shall accrue at 12% payment in kind which shall accrue and be added to the principal monthly, but be paid in full upon the earlier of the Effective Date of a plan of reorganization, upon an Event of Default or the Maturity Date.

f)	Maturity: The Borrowers shall repay ant outstanding advances and loans under the DIP Financing on the earliest of: (i)(a) the occurrence of an Event of Default and (b) the Effective Date of a Plan of Reorganization; provided that subject to the Lenders’ written consent the Borrowers may extend such date by up to two periods of sixty days each; (ii) the date of the acceleration of any outstanding extensions of credit under the DIP Financing; (iii) entry of an order reversing in any respect either of the DIP Financing Orders (unless waived in writing by DIP Lenders); (iv) the conversion of any of the Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code; (v) the appointment of a trustee or an examiner with special powers; and (vi) the dismissal of any of the Chapter 11 Cases.

g)	Fees: The Tranche A Lender has received a Structuring fee of $.02 million and a Commitment Fee of $.06 million. In addition, the Tranche A Lender shall receive an Extension Fee of 1% for each of the two sixty day extensions of the Maturity Date, which extensions must be consented to by the DIP Lenders in writing.

h)	Mandatory Prepayment: (i) 100% of the net sale proceeds from non-ordinary course assets sales; (ii) 100% of insurance and condemnation proceeds and tax refunds, in each case received by the Borrowers or any of the Guarantors.

i)	Financial Covenants:

a.	EBITDA of at Least:

i.	Month Ended August 31, 2010	$0.1 million
ii.	Two Months Ended September 30, 2010	$0.2 million
iii.	Three Months Ended October 31, 2010	$0.3 million
iv.	Four Months Ended November 30, 2010	$0.45 million

b.	Monthly Recurring Circuit Revenue of at least $3.65 million for the months ended August 31, 2010, September 30, 2010, October 31, 2010 and November 30, 2010.

c.	Monthly Recurring Circuit Margin Percentages of 19.5% each for August, September, October and November, 2010 and Cumulative Recurring Circuit Margin Percentage of 19.5 % for August and 20.0% for September, October and November 2010.

d.	Shall not have on a consolidated basis outstanding Accounts Payable of more than $4.1 million as at August 31, September 30, October 31 and November 30, 2010.

The Plan Support and Restructuring Agreement contains customary terms, are subject to material conditions and may be terminated upon the occurrence of certain events.

ITEM 1A.	RISK FACTORS.

The following updates the risk factors included in the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2009, and the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2010.

We face significant risks and uncertainties in connection with our bankruptcy reorganization Chapter 11 Filing.

We filed for protection under Chapter 11 of the Bankruptcy Code on July 23, 2010. During our Chapter 11 proceedings, our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy. Risks and uncertainties associated with our Chapter 11 proceedings include the following:

•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 proceedings may be inconsistent with our plans;

•	Our ability to obtain court approval with respect to motions in the Chapter 11 proceedings prosecuted from time to time;

•	Our ability to develop, prosecute, confirm and consummate a plan of reorganization or effect a structured settlement with respect to the Chapter 11 proceedings;

•	Our ability to maintain contracts that are critical to our operations;

•	Our ability to retain management and other key individuals; and

•

Risks associated with third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm a plan of reorganization, to appoint a Chapter 11 trustee or to convert the cases to Chapter 7 cases.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events or publicity associated with our Chapter 11 proceedings could adversely affect our operations and financial condition, particularly if the Chapter 11 proceedings are protracted. Also, transactions outside the ordinary course of business are subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities.

Because of the risk and uncertainties associated with our Chapter 11 proceedings, the ultimate impact of events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified, and there is substantial doubt about our ability to continue as a going concern. We cannot provide any assurance as to what values, if any, will be ascribed in our bankruptcy proceedings to our various pre-petition liabilities, common stock and securities. As a result of Chapter 11 proceedings, our currently outstanding common stock could have no value and may be canceled under any plan of reorganization we might propose and, therefore, we believe that the value of our various pre-petition liabilities and other securities is highly speculative. According, caution should be exercised with respect to existing and future investments in any of these liabilities or securities.

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

As of August 31, 2010 and September 30, 2010, the Company was in Default on the DIP Loan Agreement. The DIP Loan Agreement provided for certain financial covenants to be maintained. Among those covenants was the requirement to maintain EBITDA (Earnings before Interest, Taxes, Depreciation and Amortization), as defined in the DIP Loan Agreement, of at least $0.1 million for the month ended August 31, 2010 and $0.2 million for the two months ended September 30, 2010. The Company did not meet this financial covenant test and accordingly, was in default of the DIP Loan Agreement as of August 31, 2010 and September 30, 2010. The DIP Loan Agreement provides, in the event of an Event of Default, for a default interest rate at a rate per annum which is 2% above the rate in effect immediately before the Event of Default. This rate will continue in effect during the continuance of an Event of Default. The Default Rate of Interest on both Tranche A and Tranche B Loans is 14% per annum.

ITEM 4.	(REMOVED AND RESERVED)

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibits filed as a part of this quarterly report on Form 10-Q are listed in the Index to Exhibits located on page 40 of this Report.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPITAL GROWTH SYSTEMS, INC.

(DEBTOR-IN-POSSESSION)

By:	/S/ PATRICK C. SHUTT
Patrick C. Shutt, Chief Executive Officer

/S/ GEORGE A. KING
George A. King, Interim Chief Financial Officer

Dated: November 15, 2010

Exhibit Number	Description of Document

10.1	Debtor in Possession Loan and Security Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 5, 2010).

10.2	Joint Disclosure Statement of Capital Growth Systems, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 17, 2010).

10.3	Plan of Reorganization of Capital Growth Systems, Inc. and Subsidiaries (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 17, 2010).

10.4	Plan Support Agreement of Capital Growth Systems, Inc. and DIP Lenders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 17, 2010).

31.1	Certification of CEO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*	Furnished herewith.